Form 10QSB
period 1995-11-30
CREATIVE COMPUTER APPLICATIONS INC
filed 1996-01-10
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                           FORM 10-QSB

(Mark One)

[X   ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1995

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT
For the transition period from ____________ to _______________

                    Commission file number 0-12551

                         CREATIVE COMPUTER APPLICATIONS, INC.
    (Exact name of small business issuer as specified in its charter)

          California                         95-3353465
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)        Identification No.)

        26115-A Mureau Road, Calabasas, California 91302
            (Address of principal executive offices)

                         (818) 880-6700
                   Issuer's telephone number:


     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  X         No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,737,605 common shares as of December 29, 1995

     Transitional Small Business Disclosure Format (check one):
                         Yes            No   X

                                FORM 10-QSB



                                 I N D E X



PART I - Financial Information:                                     PAGE

Condensed Balance Sheets, as at November 30,
        1995 and August 31, 1995                                     3

Condensed Statements of Income for the three
        months ended November 30, 1995 and
        November 30, 1994                                            4

Condensed Statements of Cash Flows for the
        three months ended November 30,1995
        and November 30, 1994                                        5

Notes to Condensed Financial Statements                              6

Management's Discussion and Analysis or Plan of Operation            6


PART II - Other Information:

Items 1 through 6                                                    8

Signatures                                                           8
                      PART 1 - FINANCIAL INFORMATION

                         CONDENSED BALANCE SHEETS
                   ____________________________________

                                                November  30,    August 31,
                                                    1995           1995  *
                                                 (Unaudited)

                     ASSETS

CURRENT ASSETS:
  Cash                                            $  300,398     $ 377,813
  Receivables                                      1,803,748     1,560,087
  Inventories                                        586,760       646,456
  Prepaid expenses and other assets                  110,508        81,132

     TOTAL CURRENT ASSETS                          2,801,414     2,665,488

PROPERTY AND EQUIPMENT, net                          243,540       250,005
INVENTORY OF COMPONENT PARTS                          77,156        87,655
CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of $313,003 and $271,142              529,407       503,768
INTANGIBLES, net                                     353,928       366,721
OTHER ASSETS                                          24,612        24,990

     TOTAL ASSETS                                 $4,030,057     $3,898,627

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to bank                           $  213,083     $ 146,084
  Accounts payable                                   416,916       493,273
  Accrued liabilities:
     Vacation Pay                                    156,032       150,652
     Other                                           305,584       294,790
  Deferred service contract income, current
    portion                                          445,438       493,259
  Capital lease obligations, current portion          15,370        23,643

          TOTAL CURRENT LIABILITIES                1,552,423     1,601,701

CAPITAL LEASE OBLIGATIONS, net of current
    portion                                           24,470        30,096
OTHER LIABILITIES                                     57,887        65,435

     TOTAL LIABILITIES                             1,634,780     1,697,232

SHAREHOLDERS' EQUITY:
  Preferred shares, no par value; 500,000
     shares authorized; no shares outstanding              -             -
  Common shares, no par value; 100,000,000
     shares authorized; 2,737,605 and
     2,735,715 shares outstanding                  5,678,120     5,676,230
  Accumulated deficit                             (3,282,843)    (3,474,83
5)
          TOTAL SHAREHOLDERS' EQUITY               2,395,277     2,201,395


                                                  $4,030,057     $3,898,627

                    See Notes to Financial Statements.


* As presented in the audited financial statements
                      CONDENSED STATEMENTS OF INCOME


 Three Months Ended November 30,
                                                      1995           1994

                                                         (unaudited)

NET SALES                                         $1,715,534     $1,772,260

COST OF SALES                                        893,320        989,032

  Gross profit                                       822,214        783,228

OPERATING EXPENSES:
  Selling, general and administrative                468,989        439,618

  Research and development                           137,524        129,157

                                                     606,513        568,775

  Operating income                                   215,701        214,453

INTEREST AND OTHER INCOME                                456            708

INTEREST EXPENSE                                      (7,565)       (12,025)

  Income before taxes on income                       208,592        203,136

TAXES ON INCOME                                       (16,600)       (16,000)

NET INCOME                                            191,992        187,136

EARNINGS PER COMMON SHARE (Note 2):                $      .06     $      .07


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON STOCK
  EQUIVALENTS OUTSTANDING                           3,023,905      2,641,100

                    See Notes to Financial Statements.
                    CONDENSED STATEMENTS OF CASH FLOWS

                        Increase (Decrease) in Cash


                                                     Three Months Ended
                                                         November 30,
                                                     1995           1994

                                                          (unaudited)

OPERATING ACTIVITIES:
  Net  income                                        191,992    $  187,136
  Adjustments to reconcile net income
     to net cash provided by operating activities:
          Depreciation and amortization               92,788        75,055
          Provision for possible losses               10,056         5,322
  Changes in operating assets and
     liabilities:
          Receivables                              (253,717)     (483,643)
          Inventories                                 59,696      (40,622)
          Prepaid expenses and other assets         (29,376)         2,184
          Accounts payable                          (76,357)     (111,685)
          Accrued liabilities                       (39,196)       198,294

     Net cash used in operating
          activities                                (44,114)     (167,959)

INVESTING ACTIVITIES
  Additions to property and equipment               (20,792)       (2,110)
  Capitalized software costs                        (67,500)      (45,000)
     Net cash used in investing
          activities                                (88,292)      (47,110)

FINANCING ACTIVITIES:
  Additions to (payments on) notes payable, net       67,000      (33,000)
  Decrease in capital lease obligations,
     net of payments                                (13,899)       (6,612)
     Exercise of Stock Option                          1,890             -
     Net cash used in financing activities            54,991      (39,612)

NET DECREASE IN CASH                                (77,415)     (254,681)

Cash, beginning of period                            377,813       431,532

Cash, end of period                               $  300,398     $ 176,851

                    See notes to financial statements.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 1995 and August 31, 1995, the results of its operations for the three months ended November 30, 1995 and 1994, and cash flows for the three months ended November 30, 1995 and November 30, 1994.

Note 2. Earnings per common share are computed by dividing the net income for each period by the weighted average number of common shares plus the weighted average of dilutive common share equivalents outstanding during the period using the treasury stock method. Common share equivalents consist of stock options and warrants. Common stock equivalents are considered dilutive for earnings per share if the average stock price exceeds the exercise price during the period. The common stock equivalents are weighted from the beginning of the earliest quarter in which they become dilutive.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                           Results of Operations

           Sales for the first quarter of fiscal 1996 ended November 30, 1995 decreased by $56,726 or 3% compared to the same quarter of fiscal 1995. When analyzed by product category, sales of Clinical Information Systems (CIS) decreased $31,562 or 3%, sales of data acquisition products decreased $39,988 or 19% and service and other revenues increased $14,824 or 3%. The decrease in sales is primarily attributable to a decrease in the sale of peripheral products, and a fewer number of data acquisition products shipped during the quarter. The Company's new CIS products have continued to receive interest from the healthcare market which resulted in new orders for such products during the quarter and a marked increase in new quotations for potential sales.

           Cost of sales for the first quarter of 1996 decreased by $95,712 or 10% as compared to the same quarter of 1994. The decrease in cost of sales was primarily attributable to a decrease in material costs of $91,323 or 23% and, a decrease in other costs of $12,822 or 4%. The decreases were partially offset by an increase in labor costs of $8,433 or 3%. The decrease in material costs is attributable to a greater volume of software only revenues that improve gross margins. Cost of sales as a percentage of sales decreased to 52% in the current fiscal quarter as compared to 56% in the same quarter of fiscal 1995.

          Selling and administration expenses increased $29,371 or about 7% for the current quarter compared to the same quarter of 1995. The increase was primarily attributable to planned expenditures in sales and marketing associated with the Company's CIS products. Management anticipates the increased level of sales and marketing expenditures to continue in future quarters as the Company expands its sales and marketing activities.

          Research and Development expense increased $8,367 or about 6% for the current quarter as compared to the same quarter of 1995. The increase was primarily attributable to increases in personnel salaries. The Company continues to expend considerable resources on new product development and product enhancements which should continue at current levels for the foreseeable future.

           As a result of the aggregate factors discussed above the Company earned net income of $191,992 or $.06 per share for the first fiscal quarter ended November 30, 1995 compared to $187,136 or $.07 per share for the same quarter a year ago.

                      Capital Resources and Liquidity

           As of November 30, 1995, the Company's working capital amounted to $1,248,991 compared to $1,063,787 at August 31, 1995. The ratio of the Company's current assets to current liabilities was approximately 1.8 to 1 at November 30, 1995 compared to 1.7 to 1 at August 31, 1995.

           The Company's bank line of credit as of November 30, 1995 amounted to approximately $413,000, of that amount $213,000 was outstanding as of that date. The Company was in compliance with all covenants and financial ratios required by its bank as of November 30, 1995. In December 1995 the Company reached an agreement with its bank to renew its revolving line of credit in the amount of $400,000 until February 1, 1997, and established a new term loan in the amount of $300,000. Proceeds from the new term loan will be used to purchase and implement a new company wide computer system to automate the service, production and administrative activities of the Company.


           The Company believes that its cash flow from operations together with its bank credit facilities should be sufficient to fund its working capital requirements for its 1996 fiscal year.


                Seasonality, Inflation and Industry Trends

          The Company sales are generally lower in the summer and higher in the fall and winter. Inflation has had no material effect on the Company business since the Company has been able to adjust the prices of its products and services. Management believes that most phases of the healthcare segment of the computer systems industry will continue to be competitive and that the changes making place in healthcare will have a long term positive impact on its business. In addition, management believes that the industry will experience more significant technological advances which will improve the quality of service and reduce costs. The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings, and by constantly enhancing its software applications.




                        PART II - OTHER INFORMATION


Items 1 through 5.  NOT APPLICABLE

Item 6.   Exhibits and Reports on Forms 8-K

(a)  Exhibit 11 - Statement re: computation of per share earnings.

(b) There were no reports filed on Form 8-K during the quarter ended November 30, 1995.


                                SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          CREATIVE COMPUTER APPLICATIONS, INC.
          (Company)



Date  January 11, 1996
                                                  Steven. M. Besbeck,
President
                                                  Chief Executive Officer,
Chief
                                                  Financial Officer
                                                                 Exhibit 11

                   CREATIVE COMPUTER APPLICATIONS, INC.

                 COMPUTATION OF EARNINGS PER COMMON SHARE


                                                         Three Months ended
                                                            November 30,
                                                           1995      1994


ENDING MARKET PRICE PER SHARE                         $    1.75    $     3.38

AVERAGE MARKET PRICE PER SHARE                        $    1.79    $     1.65


  Net Income                                          $ 191,992    $  187,136

PRIMARY EARNINGS PER SHARE:
  Shares:
        Weighted    average    number
        of   common   shares    outstanding           2,735,715     2,334,704
     Incremental shares assuming all dilutive
        options and warrants exercised and
        proceeds used to purchase shares in
        the market at the average stock price
        during the period                               288,190       306,396

                                                      3,023,905     2,641,100

  Primary earnings per share;
                                                     $      .06    $      .07
FULLY DILUTED EARNINGS PER SHARE:
  Shares:
        Weighted average number of common
        shares outstanding                            2,735,715     2,334,704
        Incremental shares assuming
          all dilutive options and warrants
          exercised and proceeds used to
          purchase shares in the market at
          the average stock price during the
          period or the stock price at the
          end of the period, whichever is higher        677,000       583,344

                                                      3,412,715     2,918,048

     Fully diluted earnings per share:               $      .06    $      .06