Form 10QSB
period 1996-02-29
CREATIVE COMPUTER APPLICATIONS INC
filed 1996-04-12
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X   ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 1996

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

                         Yes  X         No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     2,739,915 common shares.

     Transitional Small Business Disclosure Format (check one):

                         Yes            No   X





                    CREATIVE COMPUTER APPLICATIONS, INC.

                                 FORM 10-QSB


                                  I N D E X



PART I - Financial Information:
                                                  PAGE

Condensed Balance Sheets, as at
February 29, 1996 and August 31, 1995               2

Condensed Statements of Income for
the three months ended February 29, 1996
and February 28, 1995                               3

Condensed Statements of Income for
the six months ended February 29, 1996
and February 28, 1995                               4

Condensed Statements of Cash Flows
for the six months ended February 29,
1996 and February 28, 1995                          5

Notes to Condensed Financial Statements             6

Management's Discussion and Analysis
of Financial Condition & Results of
Operation                                           6


PART II - Other Information:

Items 1 through 6                                   8

Signatures                                          9




                      PART 1 - FINANCIAL INFORMATION

                         CONDENSED BALANCE SHEETS
                   ____________________________________


                                       February 29,          August 31,
                                          1996                1995  *
                                       (Unaudited)

                     ASSETS

CURRENT ASSETS:
  Cash                                  $  321,826           $ 377,813
  Receivables                            1,720,489           1,560,087
  Inventories                              590,532             646,456
  Prepaid expenses and other
   assets                                  105,643              81,132

     TOTAL CURRENT ASSETS                2,738,490           2,665,488

PROPERTY AND EQUIPMENT, net                385,948             250,005
INVENTORY OF COMPONENT PARTS                66,656              87,655
CAPITALIZED SOFTWARE COSTS, net
of accumulated amortization of
$354,863 and $271,142                      555,046             503,768
INTANGIBLES, net                           341,136             366,721
OTHER ASSETS                                24,234              24,990

     TOTAL ASSETS                       $4,111,510          $3,898,627

LIABILITIES AND SHAREHOLDERS'EQUITY

CURRENT LIABILITIES:
  Notes payable to bank,
  current portion                       $  181,153          $  146,084
  Accounts payable                         356,758             493,273
  Accrued liabilities:                     518,483             445,442
  Deferred service contract income,
  current portion                          514,777             493,259
  Capital lease obligations,
  current portion                           19,313              23,643

     TOTAL CURRENT LIABILITIES           1,590,484           1,601,701

CAPITAL LEASE OBLIGATIONS,
net of current portion                      16,393              30,096
OTHER LIABILITIES                           50,336              65,435

     TOTAL LIABILITIES                   1,657,213           1,697,232

SHAREHOLDERS' EQUITY:
  Preferred shares, no par value;
  500,000 shares authorized; no
  shares outstanding                             -                   -

  Common shares, no par value;
  20,000,000 shares authorized;
  2,739,915 and 2,735,715 shares
  outstanding                            5,678,120           5,676,230
  Accumulated deficit                   (3,223,823)         (3,474,835)
     TOTAL SHAREHOLDERS' EQUITY          2,454,297           2,201,395

                                        $4,111,510          $3,898,627






               See Notes to Condensed Financial Statements.

* As presented in the audited financial statements


                    CREATIVE COMPUTER APPLICATIONS, INC.


                      CONDENSED STATEMENTS OF INCOME


                                     Three Months Ended  February 29, & 28,
                                            1996               1995


(unaudited)

NET SALES                                $1,447,791          $1,691,469

COST OF SALES                               763,046             910,587

  Gross profit                              684,745             780,882

OPERATING EXPENSES:
  Selling, general and
  administrative                            483,186             491,110

  Research and development                  124,218             122,956

                                            607,404             614,066

  Operating income                           77,341             166,816

INTEREST AND OTHER INCOME                       889                 641

INTEREST EXPENSE                            (15,510)            (15,543)

INCOME BEFORE TAXES ON INCOME                62,720             151,914

TAXES ON INCOME                              (3,700)            (12,000)

NET INCOME                               $   59,020          $  139,914

EARNINGS PER COMMON
 SHARE (Note 2):

 Net Income per share                    $      .02          $      .05

WEIGHTED AVERAGE COMMON
  SHARES AND COMMON SHARE
  EQUIVALENTS OUTSTANDING                 3,295,998           3,362,855



















               See Notes to Condensed Financial Statements.


                      CONDENSED STATEMENTS OF INCOME


                                      Six Months Ended February 29, & 28,
                                            1996             1995

                                                 (unaudited)

NET SALES                                 $3,163,325        $3,463,729

COST OF SALES                              1,656,366         1,899,619

  Gross profit                             1,506,959         1,564,110

OPERATING EXPENSES:
  Selling, general and administrative        952,175           930,728

  Research and development                   261,742           252,113

                                           1,213,917         1,182,841

  Operating income                           293,042           381,269

INTEREST AND OTHER INCOME                      1,345             1,349

INTEREST EXPENSE                             (23,075)          (27,568)

INCOME BEFORE TAXES ON INCOME                271,312           355,050

TAXES ON INCOME                              (20,300)          (28,000)

NET INCOME                                $  251,012        $  327,050

EARNINGS PER COMMON SHARE (Note 2):

     Net Income per share                 $      .09       $       .11

WEIGHTED AVERAGE COMMON SHARES AND
  COMMON SHARE EQUIVALENTS
   OUTSTANDING                             3,282,090         3,317,298


















               See Notes to Condensed Financial Statements.

                    CONDENSED STATEMENTS OF CASH FLOWS

                        Increase (Decrease) in Cash


                                     Six Months Ended February 29, & 28,
                                              1996              1995
                                                 (unaudited)


OPERATING ACTIVITIES:
  Net  income                                 $251,012        $327,050
  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
          Depreciation and
          amortization                         166,461         150,166
          Provision for possible
          losses                                (4,068)         12,134
  Changes in operating assets and
    liabilities:
    Receivables                               (156,334)       (633,067)
    Inventories                                 76,923          30,584
    Prepaid expenses and other assets          (24,511)        (32,333)
    Accounts payable                          (136,515)        (26,171)
          Accrued liabilities                   79,460         104,804

     Net cash used in operating
          activities                           252,428         (66,833)

INVESTING ACTIVITIES
  Additions to property and equipment         (192,341)         (8,943)
  Capitalized software costs                  (135,000)       (110,000)
  Net cash used in investing
          activities                          (327,341)       (118,943)

FINANCING ACTIVITIES:
  Increase in notes payable, net                35,069         (66,000)
  Decrease in capital lease obligations,
     net of payments                           (18,033)        (13,526)
  Exercise of stock options                      1,890          18,810
  Net cash used in financing activities         18,926         (60,716)

NET DECREASE IN CASH                           (55,987)       (246,492)

Cash, beginning of period                      377,813         431,532

Cash, end of period                         $  321,826       $ 185,040



               See Notes to Condensed Financial Statements.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.   In   the   opinion  of  management,  the accompanying  unaudited
          condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's results of the interim periods. The results of operations for the three months and six months ended February 29, 1996 are not necessarily indicative of the results for the entire year.

Note 2. Earnings per common share are computed by dividing the earnings for each period by the weighted average number of common shares plus the weighted average of dilutive common share equivalents outstanding during the period using the treasury stock method. Common share equivalents consist of stock options and warrants. Common stock equivalents are considered dilutive for earnings per share if the average stock price exceeds the exercise price during the period. The common stock equivalents are weighted from the beginning of the earliest quarter in which they become dilutive.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                           Results of Operations

           Sales for the second quarter of fiscal 1996 ended February 29, 1996 decreased by $243,678 or 14% compared to the same quarter of fiscal 1995. For the six month period ended February 29, 1996 sales decreased $300,404 or 9% compared to the same period in fiscal 1995. When analyzed by product category for the quarter and six month periods, sales of Clinical Information Systems decreased $224,970 or 27% and $256,532 or 13% respectively, sales of data acquisition products decreased $36,247 or 11% and $76,235 or 14% respectively, and service and other revenues increased by $17,539 or 3% and $32,363 or 3% respectively. Management believes that the decreased level of sales is indicative of delays encountered in the closing of new system contracts and delays experienced in the completion of new system installations in progress, partially caused by severe winter weather in the Northeast. A greater number of the Company's new system sales comprise multiple products offered by the Company, and have become more complicated, thus lengthening the sales process.

           Cost of sales for the second quarter and six month period ended February 29, 1996 decreased by $147,541 or 16% and $243,253 or 13%
respectively as compared to the same quarter and six month period of 1995. For the quarter and six month period the decrease in costs of sales was primarily attributable to decrease in material costs of $130,928 or 42% and $222,251 or 31% respectively, and decreases in other costs of $33,728 or 12% and $46,550 or 8% respectively. These decreases were partially offset
by   increases  in  labor  costs  of  $17,115  or  6%  and $25,548  or  4%
respectively. The overall decreases were attributable to a lower volume of sales of Clinical Information Systems and data acquisition products in the current quarter and six month period ending February 29, 1996. The Company is closing more sales of Clinical Information Systems that represent software only transactions therefore less hardware materials are included in such sales. For the current quarter and six month period ended February 29, 1996, cost of sales as a percentage of sales decreased to 53% from 54% and 52% from 55% respectively.

           Selling and administrative expenses decreased $7,924 or 2% and increased $21,447 or 2% in comparing the current quarter and six months ending February 28, 1996 with the same periods of fiscal 1995.

           Research and development expense increased $1,262 or 1% and $9,629 or 4% for the current quarter and six months ending February 29,
1996  compared  to  the same periods of fiscal 1995.   The increases  were
primarily attributable to a greater amount of labor costs incurred in the current periods due to a number of new software products in development.

           As a result of the aggregate factors discussed above the company earned net income of $59,020 or $.02 per share and $251,012 or $.08 per share for the current quarter and six month period ending February 29, 1996 compared to net income of $139,914 or $.05 per share and a net income of $327,050 or $.11 per share in the comparable quarter and six month period one year ago.


                      Capital Resources and Liquidity

           As of February 29, 1996, the Company's working capital amounted to $1,148,006 compared to $1,063,787 at August 31, 1995. The ratio of the Company's current assets to current liabilities was approximately 1.7 to 1 at February 29, 1996 and at August 31, 1995.

           The Company's bank line of credit as of February 29, 1996 amounted to approximately $700,000, of that amount $181,000 was outstanding as of that date. The Company was in compliance with all covenants and financial ratios required by its bank as of February 29, 1996. In December 1995 the Company reached an agreement with its bank to renew its revolving line of credit in the amount of $400,000 until February 1, 1997, and established a new long term loan in the amount of $300,000. Proceeds from the new term loan will be used to purchase and implement a new company wide computer system to automate the service, production and administrative activities of the Company.

           The Company believes that its cash flow from operations together with its bank credit facilities should be sufficient to fund its working capital requirements for its 1996 fiscal year.


Seasonality, Inflation and Industry Trends

          The Company sales are generally lower in the summer and higher in the fall and winter. Inflation has had no material effect on the Company business since the Company has been able to adjust the prices of its
products  and  services.   Management  believes that  most phases  of  the
healthcare segment of the computer systems industry will continue to be competitive and that the proposed healthcare reforms will have a long term positive impact on its business. In addition, management believes that the industry will experience more significant technological advances which will improve the quality of service and reduce costs. The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings, and by constantly enhancing its software applications.



                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There have been no reportable events or material developments occurring in the latest quarter from those referenced in the Company's Report on Form 10-KSB for the fiscal year ended August 31, 1995.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The Company held an Annual Meeting of Shareholders on February 16,
1996.

(b) The following Directors, all of whom were incumbents, were reelected to the five member Board at the February 16, 1996 meeting:

                                    FOR       AGAINST    WITHHELD   NON-VOTE


Bruce M. Miller/Chairman        2,136,122     20,519         0         0

Steven M. Besbeck               2,136,122     20,519         0         0

James R. Helms                  2,137,942     18,699         0         0

Lawrence S. Schmid              2,138,122     18,519         0         0

Robert S. Fogerson, Jr.         2,137,962     18,679         0         0


(c)  1.   The only other matter voted upon at the February 16, 1996 Annual
Meeting was the ratification of BDO Seidman as the Company's auditors by a vote of 2,146,121 for, 6,740 against, 3,780 abstaining, and 0 non-votes.

(d)  Not applicable.


Item 6.   Exhibits and Reports on Forms 8-K

(a) Exhibit 11 - Statement re: computation of per share earnings.

(b) There were no reports filed on Form 8-K during the quarter ended February 29, 1996.



                                SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          CREATIVE COMPUTER APPLICATIONS, INC.
          (Company)


                                /S/  Steven M. Besbeck

Date      April 9, 1996         Steven. M. Besbeck,
                                President,ChiefExecutive Officer,
                                Chief Financial Officer



                                                                Exhibit 11

                   CREATIVE COMPUTER APPLICATIONS, INC.

                 COMPUTATION OF EARNINGS PER COMMON SHARE



                           Six Months Ended            Three Months Ended
                          February 29, & 28,            February 29, & 28,

                          1996          1995           1996           1995


ENDING MARKET PRICE
 PER SHARE            $      2.25   $      2.56     $      2.25   $      2.56

AVERAGE MARKET
 PRICE PER SHARE      $      1.86   $      2.17     $      1.93   $      2.68

PRIMARY EARNINGS
 PER SHARE
 Net income           $   251,012   $   327,050     $    59,020   $   139,914

ADD
Interest on debt
 assumed to be
 repaid (net of
 income taxes)             20,287        25,362           6,489        14,300

Interest assumed
 to be earned on
 excess funds
 invested (net of
 income taxes)             11,779        19,249           5,889         9,624

Net income for
 primary earnings
 pershare             $   283,078    $  371,661     $    71,398   $   163,838

Weighted average
 number of shares
 outstanding            2,737,815     2,334,704       2,737,815     2,334,704

Shares issuable
 upon exercise of
 options and
 warrants                 927,755     1,221,990         927,755     1,221,990

Shares assumed to
 be repurchased
 under the treasury
 stock method *          (383,480)     (239,396)       (369,572)     (193,839)

                        3,282,090     3,317,298       3,295,998     3,362,855

Primary earnings
 per  share                   .09           .11             .02           .05


FULLY DILUTED
 EARNINGS PER SHARE

 Net income           $   251,012    $  327,050      $   59,020    $  139,914

ADD
Interest on debt
 assumed to be
 repaid (net of
 income taxes)             20,287        25,362           6,489        14,300

Interest assumed to
 be earned on excess
 funds invested (net
 of  income  taxes)        11,779        19,249           5,889         9,624

Net income for fully
 diluted earnings
 per share             $  283,078     $ 371,661      $   71,398    $  163,838

Weighted average
number of shares
outstanding             2,737,815     2,334,704       2,737,815     2,334,704

Shares issuable upon
 exercise of options
 and  warrants            927,755     1,221,990         927,755     1,221,990

Shares assumed to be
 repurchased under
 the treasury stock
 method *                (317,010)     (202,925)       (317,010)     (193,839)

                        3,348,560     3,353,769       3,348,560     3,362,855

Fully diluted
 earnings per share    $      .09    $      .11      $      .02    $      .05


* Shares assumed to be issuable under the treasury method is limited to 20% of the shares outstanding at the end of the period in accordance with Accounting Principals Board Statement No. 15