Form 10QSB
period 1996-05-31
CREATIVE COMPUTER APPLICATIONS INC
filed 1996-07-10
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X   ]    QUARTERLY REPORT UNDER SECTION
     13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1996

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

                         Yes  X         No

     State    the   number   of   shares
outstanding  of  each  of  the  issuer's
classes  of  common equity,  as  of  the
latest   practicable  date:    2,820,915
common shares.

     Transitional Small Business Disclosure Format (check one):

                         Yes            No   X

                                FORM 10-QSB



                                 I N D E X



PART I - Financial Information:                                     PAGE

Condensed Balance Sheets, as at May 31,
1996 and August 31, 1995                                             3

Condensed Statements of Operations for
the three months ended May 31, 1996
and 1995                                                             4

Condensed Statements of Operations for
the nine months ended May 31, 1996
and 1995                                                             5

Condensed Statements of Cash Flows
for the nine months ended May 31, 1996
and 1995                                                             6

Notes to Condensed Financial Statements                              7

Management's Discussion and Analysis
of Financial Condition & Results of
Operation                                                            7


PART II - Other Information:

Items 1 through 6                                                    8

Signatures                                                           9
                      PART 1 - FINANCIAL INFORMATION

                         CONDENSED BALANCE SHEETS
                   ____________________________________

                                                   May 31,       August 31,
                                                     1996         1995  *
                                                      (Unaudited)

                     ASSETS

CURRENT ASSETS:
  Cash                                            $  335,128     $ 377,813
  Receivables                                      1,475,472     1,560,087
  Inventories                                        612,366       646,456
  Prepaid expenses and other assets                  133,319        81,132

     TOTAL CURRENT ASSETS                          2,556,285     2,665,488

PROPERTY AND EQUIPMENT, net                          450,399       250,005
INVENTORY OF COMPONENT PARTS                          56,156        87,655
CAPITALIZED SOFTWARE COSTS, net of
 accumulated amortization of
  $396,724 and $271,142                              580,685       503,768
INTANGIBLES, net                                     328,343       366,721
OTHER ASSETS                                          23,856        24,990

     TOTAL ASSETS                                 $3,995,724     $3,898,627

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to bank, current portion          $  120,000     $ 146,084
  Accounts payable                                   303,722       493,273
  Accrued liabilities                                520,289       445,442
  Deferred service contract income,
   current portion                                   452,446       493,259
  Capital lease obligations, current portion          17,804        23,643

     TOTAL CURRENT LIABILITIES                     1,414,261     1,601,701

NOTES PAYABLE TO BANK, net of current portion          1,875             -
CAPITAL LEASE OBLIGATIONS, net of
 current portion                                      14,140        30,096
OTHER LIABILITIES                                     42,786        65,435

     TOTAL LIABILITIES                             1,473,062     1,697,232

SHAREHOLDERS' EQUITY:
  Preferred shares, no par value;
  500,000 shares authorized; no shares
  outstanding                                             -             -
  Common shares, no par value;
  20,000,000 shares authorized;
  2,820,915 and 2,735,715 shares
     outstanding                                   5,714,570     5,676,230
  Accumulated deficit                             (3,191,908)   (3,474,835)
     TOTAL SHAREHOLDERS' EQUITY                    2,522,662     2,201,395

                                                  $3,995,724     $3,898,627




               See Notes to Condensed Financial Statements.


* As presented in the audited financial statements
                    CONDENSED STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                                             May 31,
                                                       1996           1995

                                                            (unaudited)

NET SALES                                         $1,484,024     $  837,896

COST OF SALES                                        662,135        710,796

  Gross profit                                       821,889        127,100

OPERATING EXPENSES:
  Selling, general and administrative                558,331        340,764

  Research and development                           223,629        119,500

                                                     781,960        460,264

  Operating income (loss)                             39,929       (333,164)

SETTLEMENT OF LITIGATION                                   -       (132,475)

INTEREST AND OTHER INCOME                                999            983

INTEREST EXPENSE                                      (6,213)        (8,384)

INCOME BEFORE TAXES ON INCOME                         34,715       (473,040)

TAXES ON INCOME                                       (2,800)             -

NET INCOME (LOSS)                                 $   31,915     $ (473,040)

EARNINGS PER COMMON SHARE (Note 2):

  Net Income (loss) per share                     $      .01     $     (.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         3,321,924       2,602,777

















               See Notes to Condensed Financial Statements.
                    CONDENSED STATEMENTS OF OPERATIONS


                                                     Nine Months Ended
                                                          May 31,
                                                    1996           1995

                                                         (unaudited)

NET SALES                                         $4,647,349     $4,301,625

COST OF SALES                                      2,402,222      2,610,415

  Gross profit                                     2,245,127      1,691,210

OPERATING EXPENSES:
  Selling, general and administrative              1,510,506      1,299,492

  Research and development                           401,650        371,612

                                                   1,912,156      1,671,104

  Operating income                                   332,971         20,106

SETTLEMENT OF LITIGATION                                   -       (132,475)

INTEREST AND OTHER INCOME                              2,344          2,331

INTEREST EXPENSE                                     (29,288)       (35,952)

INCOME BEFORE TAXES ON INCOME                        306,027       (145,990)

TAXES ON INCOME                                      (23,100)             -

NET INCOME (LOSS)                                 $  282,927    $  (145,990)

EARNINGS PER COMMON SHARE (Note 2):

     Net Income (loss) per share                  $      .10     $     (.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         3,321,924      2,424,062

















               See Notes to Condensed Financial Statements.
                    CONDENSED STATEMENTS OF CASH FLOWS

                        Increase (Decrease) in Cash


                                                 Nine Months Ended May 31,
                                                    1996           1995
                                                        (unaudited)
OPERATING ACTIVITIES:
  Net Income (Loss)                               $  282,927     $(145,990)
  Adjustments to reconcile net
  income (loss)
  to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                   289,088       225,478
          Provision for possible losses                3,142         2,041
  Changes in operating assets and liabilities:
          Receivables                                 81,473       150,865
          Inventories                                 34,090       (44,047)
          Prepaid expenses and other assets         (52,187)       (53,896)
          Accounts payable                         (189,551)      (193,930)
          Accrued liabilities                         11,385        12,935

     Net cash provided by (used in)
     operating activities                            460,367       (46,544)

INVESTING ACTIVITIES
  Additions to property and equipment              (292,888)       (32,193)
  Capitalized software costs                       (202,500)      (205,000)

  Net cash used in investing activities            (495,388)      (237,193)

FINANCING ACTIVITIES:
  Payments on notes payable, net                    (24,209)      (269,000)
  Decrease in capital lease obligations,
     net of payments                                (21,795)       (20,687)
  Exercise of warrants and stock options             38,340        393,851

  Net cash used in financing activities              (7,664)       104,164

NET DECREASE IN CASH                                (42,685)      (179,573)

Cash, beginning of period                            377,813       431,532

Cash, end of period                               $  335,128     $ 251,959














               See Notes to Condensed Financial Statements.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.   In  the opinion of management,
          the   accompanying   unaudited
          condensed financial statements
          reflect all adjustments (which
          include  only normal recurring
          accruals) necessary to present
          fairly  the Company's  results
          of  the interim periods.   The
          results of operations for  the
          three  months and nine  months
          ended  May  31, 1996  are  not
          necessarily indicative of  the
          results for the entire year.

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




Item 2.   Management's Discussion and
Analysis of Financial Condition and
Results of Operations


                           Results of Operations

      Sales for the third fiscal quarter
ended May 31, 1996 increased by $646,128
or  77% compared to the same quarter  of
fiscal  1995.  For the nine month period
ended   May  31,  1996  sales  increased
$345,724  or  8% compared  to  the  same
period   of  1995.   When  analyzed   by
product  category for  the  quarter  and
nine  month  periods, sales of  Clinical
Information  Systems increased  $540,135
or    282%   and   $283,603    or    13%
respectively, sales of data  acquisition
products  increased $64,474 or  44%  for
the   current   quarter  and   decreased
$11,761 or 2% for the nine month period.
Service  and  other  revenues  increased
$41,519   or  8%  and  $73,882   or   5%
respectively.   Although   the   Company
experienced  increases in  sales  during
the  reporting periods, continued delays
are    being    experienced    in    the
consummation of new system contracts. A greater number of the Company's new system sales comprise multiple products offered by the Company, and have become more complicated, thus lengthening the sales process.

     During the third fiscal quarter the
Company    restructured    its     sales
territories,  added new sales  personnel
and  implemented new marketing programs.
Management   intends  to  make   further
changes   in  its  sales  and  marketing
activities   to  be  more  strategically
responsive  to the change in the  nature
of  its sales activities, and to develop
additional        marketing/distribution
channels through the establishment of joint marketing strategic partnerships with other companies who sell compatible products and services, with an objective of increasing its sales penetration of the marketplace.

     Cost of Sales for the third fiscal
quarter  decreased  $48,661  or  7%  as
compared to the same quarter last year.
For the quarter the decrease in cost of
sales was primarily attributable  to  a
reduction  in  other  costs  of   sales
aggregating   $147,486    which    were
partially  offset  by  an  increase  in
material  costs  of $87,906  and  labor
costs  of $10,919.  For the nine  month
period  ending  May 31, 1996,  cost  of
sales  decreased by $208,193 or  8%  as
compared to the same period last fiscal
year.   The decrease in cost  of  sales
for the nine month period was primarily
attributable to reductions in  material
costs  of $134,345, and other costs  of
sales  of $110,315 which were partially
offset by an increase in labor costs of
$36,467.   In  general the  Company  is
experiencing increases in  labor  costs
as   a   result  of  the  addition   of
personnel.   Material  costs  are
declining  as  a  percentage  of  sales
because  the  Company is  entering into
more transactions for the sale of
software only.    Management
expects  that  material  costs   as   a
percentage  of sales will  continue  to
decline  in  future periods.   For  the
current  quarter and nine month  period
ended May 31, 1996, cost of sales as  a
percentage  of sales decreased  to  45%
and   52%  compared  to  85%  and   61%
respectively.

     Selling, general and administrative
expenses increased $217,567 or  64%  and
$211,014 or 16% in comparing the current
quarter  and nine months ending May  31,
1996 with the same periods in 1995.  The
increases were primarily attributable to
the  addition of new sales and marketing
personnel and increases in travel, trade
shows,    advertising    and    expenses
associated with the new product launch of CyberRAD, the Company's new radiology information system.

      Research and development  expenses
increased $104,129 or 88% and $30,038 or
8%  respectively for the current quarter
and  nine  months ending  May  31,  1996
compared  to the same periods of  fiscal
1995.    The  increases  were  primarily
attributable to the planned addition  of
three   programmer/analysts  and   their
associated   costs.   The  Company   has
increased  its research and  development
activities    associated    with     the
development of enhancements to  existing
products,   as  well  as   new   product
development.    Management   anticipates
that   the  Company  will  continue   to
increase its research and development activities over the next few years as the Company adds new products to its portfolio.

       As  a  result  of  the  aggregate
factors   discussed  above  the  Company
earned net income of $31,915 or $.01 per
share and $282,927 or $.10 per share for
the   current  quarter  and  nine  month
period ending May 31, 1996, compared to a net loss of $473,040 or $.14 per share and a net loss of $145,990 or $.06 per share for the comparable periods in 1995.


                      Capital Resources and Liquidity

      As  of May 31, 1996, the Company's
working  capital amounted to  $1,142,024
compared  to  $1,063,787 at  August  31,
1995.    The   ratio  of  the  Company's
current assets to current liabilities was approximately 1.8 to 1 at May 31, 1996 and at August 31, 1995.

      The  Company's bank line of credit
as   of   May   31,  1996  amounted   to
approximately  $700,000 of  that  amount
$122,000  was  outstanding  as  of  that
date.   The  Company was  in  compliance
with  all covenants and financial ratios
required by its bank as of May 31, 1996.
In  December 1995 the Company reached an
agreement  with its bank  to  renew  its
revolving  line of credit in the  amount
of  $400,000 until February 1, 1997, and
established a new long term loan in  the
amount  of $300,000.  Proceeds from  the
new  term  loan will be used to purchase
and   implement  a  new   company   wide
computer system to automate the service, production and administrative activities of the Company.

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

(b)                 There    were     no
                    reports   filed   on
                    Form 8-K during  the
                    quarter  ended   May
                    31, 1996.


                                SIGNATURES



In  accordance with the requirements  of
the  Exchange  Act, the  Company  caused
this  report to be signed on its  behalf
by   the  undersigned,  thereunto   duly
authorized.



          CREATIVE COMPUTER APPLICATIONS, INC.
          (Company)




Date
                                         Steven. M. Besbeck,President
                                         Chief Executive Officer,
                                         Chief Financial Officer


                                                        Exhibit 11



                   CREATIVE COMPUTER APPLICATIONS, INC.

                 COMPUTATION OF EARNINGS PER COMMON SHARE


                                   Nine Months Ended     Three Months Ended
                                        May 31,                May 31,
                                   1996         1995     1996         1995


ENDING MARKET PRICE
PER SHARE                    $     2.13  $    1.88    $     2.13  $     1.88

AVERAGE MARKET PRICE
PER SHARE                    $     1.91 $     2.20    $     2.01  $     2.22

PRIMARY EARNINGS PER SHARE
Net income                   $  282,927 $ (145,990)   $   31,915  $ (473,040)

ADD
Interest on debt assumed
to be repaid (net of
income taxes)                    26,945     10,641         5,716       3,547

Interest assumed to be
earned on excess funds
    invested (net of
    income taxes)                23,569     17,397         8,209       5,799

Net income for primary
earnings per share           $  333,441 $ (117,952)   $   45,840  $ (463,694)

Weighted average number
of shares outstanding         2,752,015   2,727,682    2,752,015   2,727,682

Shares issuable upon
exercise of options
and warrants                    953,755     825,409      953,755     825,409

Shares assumed to be
repurchased under the
    treasury stock method *    (383,846)   (245,872)    (383,846)   (243,657)

                              3,321,924   3,307,219    3,321,924   3,309,434

Primary earnings per share          .10       (.04)          .01        (.14)

FULLY DILUTED EARNINGS
PER SHARE

Net income                   $  282,927 $ (145,990)   $   31,915  $ (473,040)

ADD
Interest on debt assumed
to be repaid (net of
income taxes)                    26,945     10,641         5,716       3,547


Interest assumed to be
earned on excess funds
invested (net of
income taxes)                    23,569     17,397         8,209       5,799


Net income for fully
diluted earnings per share   $  333,441 $ (117,952)   $   45,840  $ (463,694)

Weighted average number of
shares outstanding            2,752,015  2,727,682     2,752,015   2,727,682

Shares issuable upon
exercise of options
and warrants                    953,755    825,409       953,755     825,409

Shares assumed to be
repurchased under the
   treasury stock method *     (383,846)  (245,872)      (383,846)   (243,657)

                              3,321,924  3,307,219      3,321,924   3,309,434

Fully diluted earnings
per share                           .10       (.04)           .01        (.14)


*    Shares assumed to be issuable under
the treasury method is limited to 20% of the shares outstanding at the end of the period in accordance with Accounting
Principals Board Statement No. 15