Form 10KSB
period 1996-08-31
CREATIVE COMPUTER APPLICATIONS INC
filed 1996-11-20
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE
                                COMMISSION
                           Washington, DC 20549
                                FORM 10-KSB


[X]  ANNUAL REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended August 31, 1996.

OR
[    ]    TRANSITION REPORT PURSUANT TO
     SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO
     FEE REQUIRED]
For the transition period from
____________ to _______________

Commission file number 0-12551


CREATIVE COMPUTER APPLICATIONS, INC.
(Name of Small Business Issuer in its
charter)

California95-3353465
(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization)
Identification No.)

26115-A Mureau Road
Calabasas, California    91302
(Address of principal executive offices)
(Zip Code)

Issuer's telephone number:  (818) 880-
6700

Securities registered under Section
12(b) of the Exchange Act:  None
Securities registered under Section
12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

Check  whether the Issuer (1) filed  all
reports  required to be filed by Section
13  or  15(d) of the Exchange Act during
the  past 12 months (or for such shorter
period  that the Issuer was required  to
file  such  reports), and (2)  has  been
subject to such filing requirements  for
the past 90 days.
          Yes  X         No  __

Check  if  there  is  no  disclosure  of
delinquent  filers in response  to  Item
405  of  Regulation S-B is not contained
in  this form, and no disclosure will be
contained,  to  the  best  of   Issuer's
knowledge,   in  definitive   proxy   or
information  statements incorporated  by
reference in Part III of this  Form  10-
KSB  or  any amendment to this Form  10-
KSB.           [X]

Issuer's revenues for its most recent fiscal year ended August 31, 1996 were $6,236,962.

As of November 1, 1996, the aggregate market value of the voting stock held by non-non-affiliates of the Company was approximately $4,200,000.

As  of November 1, 1996, the Company had
2,820,915 shares of its common stock outstanding.

Transitional  Small Business  Disclosure
(check one):
          Yes  __        No  X


                    DOCUMENTS INCORPORATED BY REFERENCE


                                    None
                                  PART I


Item 1.  Business.


Business Description

     Creative   Computer   Applications,
Inc.  (CCA  or  the  Company)  develops,
assembles,   markets,   installs,    and
services    computer   based    Clinical
Information   Systems   for    use    in
hospitals,      clinics,       reference
laboratories,   and   other   healthcare
institutions.   Clinical information  is
data  that  is gathered concerning  each
individual  patient's health  condition,
diagnosis, and treatment that is used by
doctors,  nurses  and  other  healthcare
providers.  CCA's products are  used  to
provide  automation of information  that
facilitates  the operation  of  clinical
departments   and   allows   the   rapid
recording  and processing of information
that  can  be  communicated, documented,
and  delivered to healthcare  providers.
Currently,   CCA  markets  a  Laboratory
Information   System  under   the   name
CyberLAB   II,  a  Pharmacy  Information
System  under  the name of  CyberMED,  a
Radiology  Information System under  the
name CyberRAD and a Financial Management
System   for   outpatient  billing   and
accounts     receivable.      Additional
application  software  products  are  in
development   or  are  planned   to   be
developed  in the future.   The  Company
operates  in a single industry  segment.
The   general  offices  and  operational
headquarters  are  located  at   26115-A
Mureau  Road, Calabasas, CA 91302.   The
telephone number is 818/880-6700.

     The Company's business consists  of
three  operational areas:  (1)  Clinical
Information   Systems   products,    (2)
service  of  its client's installations,
and   (3)   data  acquisition  products.
Product   lines  consist  of  Laboratory
Information Systems, Pharmacy Information
Systems, Radiology Information Systems,
Financial Management Systems, and Data
Acquisition products.  The   Company
sells   its  products  and  systems
directly  through its  own  sales force
and through  joint  marketing relations
with other companies.   In  addition,
the  Company sells its products to
original equipment manufacturers  (OEM)
and  provides  out source services.


History and Business Development

     Since its inception as a California
corporation  in  1978, the  Company  has
been    primarily   engaged    in    the
development, manufacture, and service of
Laboratory Information Systems and data acquisition products that automate the collection and management of data for the biomedical testing industry.

     Upon  its  formation,  the  Company
initially designed and assembled  custom
data interfaces for various customers to
use  with  specific automated and  semi-
automated  testing devices.  By  January
1982,  the  Company  had  expanded   its
initial  prototype  data  interface  and
data  entry console products into a line
of  off-the-shelf interfaces for a  wide
variety  of  instrumentation technology.
Subsequently,  the  Company  transformed
this technology into turnkey information
processing  and  Laboratory  Information
Systems  (LIS) specifically for  use  in
biomedical laboratories in the spring of
1983.   As  of  August  31,  1996,   the
Company  had  sold over  500  Laboratory
Information   Systems   and    currently
supports   approximately   350    active
installations.

     The percentage of the Company's net
sales   attributable  to  its   Clinical
Information   Systems  business,   which
includes   data   acquisitions   product
sales,  accounted for approximately  67%
of  the  total revenues in  fiscal  year
1996,  67% in fiscal year 1995, and  64%
in fiscal year 1994. Management believes
that the percentage of the Company's net
sales  attributable  to  its  sales   of
Clinical Information Systems activities will continue at a similar rate in fiscal 1997 as in the current fiscal year.

     By  automating  the collection  and
organization  of patient  clinical  test
data,  which is alternatively  performed
manually, the Company's systems and data
acquisition  products  reduce  operating
costs  and  increase the  efficiency  of
healthcare providers.  In recent  years,
the  medical  industry  has  come  under
increasing  pressure  to  control  costs
from government regulatory agencies  and
third  party payers of medical expenses,
as well as from increased competition in
the  medical industry in general.   This
need to contain healthcare costs has led
to  pressure to decrease or control  the
costs  of  the  various  components   of
healthcare.   Management  believes   the
pressure to contain healthcare costs can
be   expected   to   increase   in   the
foreseeable  future.   The  Company   is
continuing its research and development activities to develop products which will reduce operating costs and improve efficiency in the healthcare industry.

     During  fiscal 1992, the  Company's
board  of directors determined that  the
Company  should pursue a diversification
program  through  acquisition  and   new
product   development  to   expand   the
Company's  business to  encompass  other
products   that   could  service   other
clinical departments and multi-specialty
clinics.    The   objective    of    the
diversification  was  to  transform  the
Company  into a multi-product vendor  of
Clinical Information Systems that  would
eventually      include      laboratory,
radiology, pharmacy, and therapies.  The
Company  has  successfully pursued  this
program  and  by  the end  of  its  1996
fiscal   year   had   accomplished   the
completion of its pharmacy and radiology products and had begun to successfully sell all its products as an integrated package.

     Management believes that there  are
significant  opportunities to  market  a
multiple  range of clinical applications
to  existing  as well as new  customers.
Furthermore,   the  Company's   existing
software     and    hardware     support
organization and its sales and marketing
personnel  could be employed to  service
and    market    additional    products.
Management   also  believes   there   is
synergy  between  the  various  clinical
departments  in  hospitals  and   multi-
specialty   clinics.   It  is  therefore
intended to provide integration  of  the
various       departmental      clinical
applications to aid in patient treatment and management.

     In   September  1992,  the  Company
commenced   the   development    of    a
computerized    Radiology    Information
System  CyberRAD.  CyberRAD  is  a  UNIX
based    product   with   open   systems
architecture  and  has  linkage  to  the
Company's  existing financial management
product.   The  Company began  marketing
CyberRAD   in   August  1995,   although
additional software modules are still under development.

     In   October   1992,  the   Company
consummated  the  acquisition   of   the
assets  of  PRX  Pharmacy Systems  (PRX)
from     Western     States     Pharmacy
Consultants,  Ltd.,  a  privately  owned
company,  of  Boulder,  Colorado.    PRX
developed     computerized      Pharmacy
Information  Systems that  are  sold  to
hospitals  and outpatient facilities  to
manage  pharmacy departments.  PRX  also
supported   a   base   of    over    130
installations.   Since the  acquisition,
the   Company   has   made   significant
enhancements  to  the pharmacy  products
while     streamlining    the    service
operations.   The PRX name  was  dropped
and the new products renamed CyberMED.


Clinical Information Systems

     For  laboratories, the Company  has
integrated its software applications and
data    acquisition   technology    into
Laboratory Information Systems which are
sold under its tradename "CyberLAB II ".
The    Company's   turnkey    Laboratory
Information  Systems  consist   of   the
Company's application software and  data
acquisition products which are  used  in
conjunction with various computers.  The
Company  offers systems on Compaq,  Data
General,   IBM   and   Hewlett   Packard
computers.  Extensive applications for a
wide  variety of laboratory testing  and
quality  control  procedures,  including
hematology,    immunology,    chemistry,
microbiology, drug testing,  toxicology,
urinalysis, blood inventory module,  and
cytology testing, are available with the
Company's   systems.   File  management,
data base management, bedside specimen collections, remote communications, and financial management, including billing and accounts receivable options, are also available.

     The  Company's systems are designed
so  that  additional components  can  be
"added   on"   to  the  initial   system
enabling  a  single user  system  to  be
transformed into a multi-user system  by
adding  data capacity and software.  The
Company's    systems    use     flexible
parameterized software which enables the
customer to tailor the software for  its
individual    needs.    The    Company's
Laboratory Information Systems are  used
by biomedical laboratories testing up to
15,000  patient  samples  a  day,  which
includes   approximately  95%   of   the
biomedical laboratory market.

     CyberLAB II as well as CyberMED and
CyberRAD operate under UNIX and are sold
independently   or  as   an   integrated
turnkey  system  and  may  be  networked
together or become part of an enterprise-
wide  network.  During the fiscal  years
ended  August 31, 1996, 1995,  and  1994
the Company expended considerable effort
in  developing enhancements to  CyberLAB
II.   In   fiscal  1996,   the   Company
developed a number of new features,  and
enhancements to CyberLAB II including  a
blood  transfusion and inventory  module
and     new    expanded    microbiology.
Additional enhancements and new modules are currently under development.

     The  Company's Pharmacy Information
Systems,   which  are  sold  under   the
trademark CyberMED, integrate inpatient,
outpatient    and   long    term    care
applications  into  a highly  integrated
software  product.  CyberMED  integrates
unit    dose,    IVPB/TPN,    controlled
substances,   floor   stock,   inventory
control,  and  kinetics  functions.   It
performs labor intensive operations such
as    patient    profiling,   medication
administration reporting, drug inventory
control, drug interactions, and  patient
billing.  An optional purchasing  module
can  electronically  place  orders  with
suppliers  and  determine  the   fastest
moving  drugs,  as well  as  track  drug
usage   and  costs.   CyberMED  supports
several  third party data base  services
for    integrated   drug   interactions,
pricing,   and   patient   informational
disclosures   that   are   required   by
regulations.

      CyberRAD, the Company's  Radiology
Information  System, is also  hybrid  in
its design that allows its employment in
inpatient   and   outpatient   settings.
Applications      include      extensive
scheduling,  reporting,  film  tracking,
transcription        and        clinical
functionality. A mammography module is currently under development.

     The  Company's Clinical Information
Systems  support extensive communication
capabilities     to    both     Hospital
Information    Systems    and     Clinic
Information   Systems  for   which   the
Company  has developed system interfaces
for a variety of settings.  In addition,
the   Company's   Clinical   Information
Systems  support networking capabilities
and  are  employed in certain facilities
that  consist of multiple sites.   These
communication  interfaces often  support
bi-directional data capabilities whereby
demographic and test order requests  are
transmitted  to the Clinical Information
Systems    and,    in   turn,    billing
information  and  test results  are  re-
transmitted  to  the host  system.   The
Clinical  Information  Systems   support
their own order communications and  test
results   subsystems  that   have   been
employed  in  other accounts  that  have
relied   on   the  Clinical  Information
System's   communications  capabilities.
Management  believes that communications
to  other  systems allowing connectivity
between   clinical   systems   such   as
CyberLAB II, CyberMED, and CyberRAD, and
administrative information  systems  are
becoming      increasingly     important
functional    requirements    in     the
marketability  of products  in  general.
The  Company  has  focused  considerable
attention   on  the  communication   and
connectivity   capabilities    of    its
products  and  plans to further  develop
these   capabilities  as   opportunities
present themselves.

      The Company has developed standard
seamless    integration   and    network
connectivity   for  all   its   products
through user selected network topologies
(to   include   Ethernet,  Token   Ring)
network protocols (TCP/IP, IPX/SPX), and
network  operating systems (Novell,  LAN
Manager,   Microsoft.)   Although   each
application    has    been     carefully
configured  to operate as a stand  alone
product,  all  can  be  operated  as  an
integrated package, residing on a shared
platform or network, thereby eliminating
the   need   for  multiple   interfaces,
duplicate   information  handling,   and
their associated costs.


Data Acquisition Products

     The   Company's  data   acquisition
products,   which   consist   of    data
interfaces,  data  entry  consoles   and
intelligent  disk systems, are  designed
to  increase the efficiency and accuracy
of    on-line   data   acquisition    in
biomedical  laboratories  by  automating
the  collection and organization of test
data  formerly done manually.   Each  of
the  Company's data acquisition products
uses   a   microcomputer  performing   a
specific  discrete  task.   All  of  the
Company's data acquisition products  are
"plug-in"  compatible with  each  other,
enabling  an  end user to easily  expand
its system.  The design of the Company's
data   acquisition  products   conserves
central   computer   resources,   lowers
hardware costs and significantly reduces
costs   of   installation   and   system
expansion, meeting the cost-containment needs of healthcare organizations.

     The   Company's  data   acquisition
products  are designed to be  compatible
with  virtually all currently  available
computer  systems and are  designed  for
installation    by    persons    without
technical skills or training. Management
believes  that the Company  markets  the
widest line of data acquisition products
designed    for   use   by    biomedical
laboratories  currently  available.   As
of August 31, 1996, the Company had sold
more than 10,500 of its data acquisition
products   in  the  United  States   and
abroad.

     Many  biomedical  tests,  such   as
blood   cell  counts  and  blood   serum
chemistry  analyses,  are  performed  by
free-standing     automated      testing
instruments.  These instruments  produce
hard  data,  such as computer printouts.
The  Company  has developed  intelligent
links,   or  "data  interfaces",   which
enable   these  free-standing  automated
testing   devices  to  "talk   to"   and
automatically   enter  data   into   the
laboratory's   central   computer.    By
eliminating the production of hard  data
and the resulting need to transcribe the
data, interfaces save time and labor and
reduce  human  error.  The Company  also
markets bi-directional interfaces  which
enable  the  control  of  a  variety  of
testing   procedures  from  the  central
computer  allowing  instruments  to   be
preprogrammed from the central  computer
to  run  a series of tests.  The Company
currently   sells  over  450   different
interface configurations for use with  a
wide  variety  of  automated  biomedical
testing   devices.   The  Company   also
develops   new   data   interfaces   for
products introduced into the market upon the request.

     The Company also sells a product to
collect  data  at  the patients  bedside
known as CyberMate.  CyberMate is a
hand-held computer     which     permits
phlebotomists   to   download   specimen
collection orders from CyberLAB  into  a
battery   operated  hand-held  computer,
make their rounds based upon information
displayed  on  CyberMate's  screen,  and
update collection status information  as
they  collect  specimens.   The  updated
status  information  is  uploaded   into
CyberLAB       via       a        system
communication/battery  charging  device.
During    fiscal   1996   the    Company
collaborated with Citizen Electronics, a division of Citizen Watch Co., Ltd. of
Japan, on new technology that can be employed as a hand held computer to assist in the collection of data at the point of care.


Service

     The  Company provides comprehensive
service to its installed base of  system
clients    through   its   own   service
organization.  The Company  offers  both
software   support  service  through   a
twenty-four  (24)  hour  "hotline"   and
field service for hardware repair.   The
Company    services   its    own    data
acquisition    products   and    related
software, including peripherals used  as
part  of its CIS products, under service
contracts  offered to  end  users.   The
Company's     long    term     inventory
requirements for its service and repair business are significant.

     The  Company's service revenues for
fiscal  1996  increased by approximately
5%  from  the previous fiscal  year  and
they   are  expected  to  grow  as   the
installed base of system clients  grows.
The Company believes that the ability to
offer   comprehensive  service  to   its
clients  is a competitive advantage  and
solidifies a long term relationship with
its  customer  accounts.  The  recurring
revenue  stream  associated  with   this
activity  is a significant part  of  the
Company's  business.  In  addition,  the
ability to offer long term service often
leads to add-on sales opportunities  for
sales  of  peripheral  components,  data
acquisition  products  and  upgrades  to
newer     computers     and     software
applications.

      During  fiscal  1996  the  Company
began an extensive project to install  a
new help desk/service support system  to
automate    the    Company's     service
activities  in  order to provide  better
service  to  its customers.  The  system
will   be   integrated  throughout   the
Company on a wide area network that will
link   its   California   and   Colorado
facilities   and  its  field  personnel.
Approximately $400,000 was budgeted for the project which will be partially paid for with a bank term loan.

Significant Contracts and Programs

     The Company entered into a contract
in   November   1989   with   Laboratory
Corporation  of America (LCA)  formerly,
Roche  Biomedical Laboratories, Inc.,  a
subsidiary of Hoffman La Roche, Inc., to
provide   LCA   with   custom   software
applications  and  the  Company's   data
acquisition  products for use  in  LCA's
laboratory  facilities  throughout   the
United  States.  As of August  31,  1996
the    Company    had   installed    136
departmental results processing  systems
and   approximately  500  of  its   data
acquisition products in twenty-three LCA
laboratories.   Development  of  further
software   applications  continues   and
management anticipates that LCA will acquire several more data acquisition products for fiscal 1997.

     During the 1996 fiscal year,  there
were no contracts or programs which generated over 10% of the Company's net sales.


Product Development

     The   market   for  the   Company's
products  is characterized by rapid  and
significant  technological change.   The
Company's  ability  to  compete  in  the
market   and   to  operate  successfully
depends in part on its ability to  react
to  such  change.  During the  Company's
1996,   1995  and  1994  fiscal   years,
amounts    (inclusive   of   capitalized
software)  equal  to approximately  13%,
13%   and  13%,  respectively,  of   the
Company's  net sales were  expended  for
research  and development.  The  Company
continues to expend a significant amount
of  resources for the development of new
products,     and    improvement     and
development of additional applications for existing products.

     The  Company  has  planned  product
development projects over the next three
years that include new applications  for
anatomical pathology, system-wide  order
communications,  inquiry  and   decision
support,  and  an internet  access  tool
that  will allow orders and inquiry  via
standard  internet  browsers  into   the
Company's  clinical  applications.    In
addition,  the Company is  designing  an
incremental  client server architecture.
The  Company has developed relationships
with several major vendors of analytical
testing  instruments  who  provide   the
Company  with  specifications   of   new
products when developed in order for the
Company   to  develop  data  acquisition
products  for  use with these  products.
The  Company also develops,  in  certain
instances  at  the  customer's  expense,
application   software   to   meet   the
customer's special needs.

     Research       and      development
expenditures  amounted to  approximately
$461,000  in  fiscal 1996,  $465,000  in
fiscal 1995 and $517,000 in fiscal 1994.
Such  expenditures were attributable  to
systems   development,   including   the
development     of    new    Laboratory,
Radiology,   and  Pharmacy   Information
Systems applications.

     The   Company's  applications   are
compiled  under Microfocus  COBOL  which
provides  a standard code structure  for
the   system  applications  while  other
imbedded process code is written  in  C.
By   employing  Microfocus'   run   time
modules for UNIX, the Company is able to
port  to a variety of hardware platforms
with  ease. The Company has successfully
ported  its  software applications  from
Compaq  to  IBM RISC 6000, Data  General
Aviion  systems,  and more  recently  to
Hewlett  Packard HP 9000  RISC  Systems.
This  portability capability has allowed
the    Company   to   become   "platform
independent" in vending its software products where some customers may be predisposed to certain hardware brands.


Distribution and Marketing

     From its inception, the Company has
sold  its  products and systems directly
to  the healthcare industry through  its
own  sales  and marketing personnel,  as
well   as  indirectly  through  original
equipment  manufacturers  ("OEM's")  and
through  joint marketing relations  with
other companies.  The Company is selling
all  its products throughout the  United
States,  Canada and the  Carribean.   At
present,  the  Company's  direct   field
sales    force    consists    of    five
salespersons.     In    addition,    the
Company's management and six technical specialists assist in sales activities.
Management anticipates that at least one marketing support person will be added to the Company's sales and marketing department in fiscal 1997.

     During  fiscal  1996,  the  Company
developed    a    direct   telemarketing
activity  and commenced new  promotional
activities including presenting periodic
demonstration seminars for its  Clinical
Information  Systems.  The Company  also
promotes its products at industry  trade
shows.   The Company markets an  upgrade
program   in  order  to  help  customers
upgrade  their  existing  systems.    In
addition,   the   Company   has   formed
informal  joint  marketing  arrangements
with    other   companies   that    have
compatible products and services which have increased sales penetration in the marketplace.

     The  Company  has established  user
groups  in order to encourage  users  of
its  Clinical  Information  Systems   to
participate   in  helping  the   Company
continue  to better serve its customers.
The  focus  of  the user  groups  is  to
encourage open group communications with
the  Company  about a range of  subjects
including  service and support  and  new
product  enhancements.  The user  groups
have   been   organized   into   product
specific categories to encourage better participation.

     In   addition,  the  Company   also
publishes newsletters and articles which are intended to expand communication with existing and potential customers.

     The  Company  has OEM contracts  to
sell its products to a number of vendors
of   hospital   Laboratory   Information
Systems and analytical instrumentation, including HBOC and Columbia Health Care.

     Prices   for  the  Company's   data
acquisition  products range from  $1,595
for  a  special  data entry  console  to
$9,995  for  a host query bi-directional
interface.  During the fiscal year ended
August 31, 1996, prices received by  the
Company  for  its  Clinical  Information
Systems  with application and  operating
system     software     ranged      from
approximately $60,000 to over  $350,000.
The  sales price varies depending on the
type   of   system  purchased  and   the
configuration of hardware and related software ordered by the customer.


Competition

     The   Company  markets   its   data
acquisition   products   to    hospital,
clinic,  reference, research, veterinary
and  other healthcare providers directly
and  through OEM customers.   Management
believes  that  the  Company  has   some
competition  for  its  data  interfaces,
consoles  and intelligent disk  systems.
However, the microprocessor industry  in
general  is  extremely competitive  with
several  dominant concerns, in  addition
to  many smaller concerns.  There can be
no  assurance that additional  companies
will   not  enter  this  field  or  that
significant    competition    for    the
Company's data acquisition products will not develop.

     The    Company    has   significant
competition  in the Clinical Information
Systems     business    from     several
competitors,  many of  whom  are  larger
concerns that may offer a wider array of
products   in   addition   to   clinical
applications.    Management    believes,
however,  that  few  competing  Clinical
Information Systems offer the  Company's
variety of data interfaces, hardware and
add-on  capability and flexibility  that
allows  the systems to be user definable
so   that   they  can  be  employed   in
different  types of settings.   Most  of
the  Company's competitors have designed
their    products   for   the   hospital
environment; therefore, they are not as flexible and are less suitable for other types of operations. With respect to its Pharmacy Information Systems, the
Company believes it has a competitive advantage because of CyberMED's robust features, flexibility, and integrated outpatient, inpatient, and long term care capabilities.

      The  Company has made a  concerted
effort to emphasize the sale of software and de-emphasize the sale of hardware, which is less profitable. Accordingly the Company often times installs its software applications in customers sites on existing hardware or in conjunction with other vendor's applications. This has led to better margins and more market opportunities.

     The  principal competitive  factors
in    the    Company's   business    are
technological competence,  diversity  of
product   line,  price  and  performance
characteristics,    product     quality,
capability  and  reliability,  marketing
and  distribution networks, service  and
support,  ability to attract and  retain
trained technical employees and business
reputation.   The Company believes  that
it is especially competitive in the areas of price and performance.


Manufacturing and Suppliers

     The  Company has utilized computers
manufactured  by several  suppliers  for
its  Clinical Information Systems in the
past   and   currently  uses   computers
manufactured  by  Compaq,  IBM,   Data
General,    and    Hewlett    Packard.
Management believes that other computers
which  can  be  used  in  the  Company's
systems,   with   appropriate   software
modifications,  are  readily   available
from several suppliers.  The Company has
entered  into an agreement with  Compaq
as  a sub-dealer and with Data General,
IBM and Hewlett Packard as industry re-
sellers   (IR's).   These   arrangements
provide for volume purchase discounts, cooperative marketing programs, and the sublicensure of certain software and technical assistance.

     The   Company's  data   acquisition
products  are assembled by its employees
and  subcontractors  from  prefabricated
subassemblies   which   are   built   by
independent     electronics     assembly
companies.   Management  believes  there
are many competent subassembly companies
within  the  immediate vicinity  of  the
Company's   business   location.     The
Company obtains the components of its data acquisition products from a variety of suppliers and is not dependent on any one supplier for products which are not otherwise available in the market.


Warranties and Product Liability

     The   Company  warrants  that   its
products  conform  to  their  respective
functional     specifications.       The
Company's  products and  components  are
warranted  against faulty materials  and
workmanship for 90 days, in the case  of
its  data acquisition products, and  six
months,  in  the  case of  software  and
hardware incorporated in its Laboratory,
Radiology,   and  Pharmacy   Information
Systems.   Direct costs associated  with
the   initial   warranties   have   been
insignificant.  The computers which  the
Company currently sells as part  of  its
Clinical Information Systems are subject
to     the    warranties    of     their
manufacturers.     The     manufacturers
generally warrant their products against faulty material and workmanship for one year to three years.

     The  Company currently  carries  an
aggregate   of  $3,000,000  in   product
liability     insurance.      Management
believes that this amount of insurance is adequate to cover its risks.


Copyrights, Patents and Trade Secrets

     The   Company  does  not  hold  any
patents   protecting   its   proprietary
technology.  The Company has  relied  on
design  copyrights for its hardware  and
has   copyrighted  the  designs  of  its
proprietary  components  and   software.
Patent  or copyright protection may  not
be  available for many of the  Company's
products.   A  portion of the  Company's
proprietary technology is in the form of
software.    The  Company   has   relied
primarily on copyright and trade  secret
protection  of its software.  Management
believes  that  its  business  is   more
dependent upon marketing and know-how than patent or copyright protection.
The Company has trademarks for CyberLAB, CyberMED, CyberRAD, and CyberMate, and has applied for trademark's on several of its other trade names.


Governmental Regulation

     The Federal Food, Drug and Cosmetic
Act,   more  commonly  known   for   its
regulation  of  interstate  commerce  in
drugs,   was  amended  by  the  "Medical
Device   Amendments   of   1976"    (the
"Amendments") to cover devices  used  in
medical    practice.    These    include
instruments   and   reagents   used   in
biomedical laboratory testing.  In  1987
the  FDA  first classified a  number  of
clinical  software products  as  medical
devices, but exempted most of them  from
routine  regulations.  Subsequently  the
FDA  amended  the policy  and  made  the
exemptions  inapplicable to manufactures
of  devices  intended for use  in  blood
banks.   As  a  result  of  more  recent
pronouncements  by  the  FDA   and   the
decision  by  the Company to  develop  a
blood  bank  module to its  CyberLAB  II
LIS, the Company undertook the filing of
a  pre-market notification (510K)  which
was   submitted  in  March  1996.    The
Company  has  received a  review  letter
from   the   FDA  regarding   its   510K
submission and is preparing a response.

     The FDA is currently in the process
of  reevaluating its rules  relevant  to
computer  products  used  in  connection
with  medical devices and software  used
in    clinical   applications   and   no
assurance   can   be  given   that   the
Company's   current  or   new   products
developed  by the Company  will  not  be
subject   to  the  provisions   of   the
Amendments and implementing rules.   The
Company has retained special counsel  to
advise   it   in   such  matters.    The
likelihood  of  such changes  and  their
effect  on  the business of the  Company
cannot be ascertained.  If the FDA  were
to  determine that additional or all  of
the   Company's   products   constituted
"Medical Devices" within the meaning  of
the  Amendments and implementing  rules,
it  is uncertain whether compliance with
such   interpretation   would   have   a
material adverse effect on the Company.

     In  addition, the Company  and  its
products    are   subject   to    direct
governmental  regulations applicable  to
manufacturers   in  general,   including
those regulations promulgated under  the
Occupational Safety and Health  Act  and
by  the Environmental Protection Agency.
The  Company's customers,  however,  are
subject to significant regulation by the
Food   and   Drug  Administration,   the
Healthcare Financing Administration, the
Health and Human Services Administration
and  by  state  and  local  governmental
authorities.   Such regulations  require
the   Company  to  comply  with  certain
requirements  in  order  to   sell   its
systems.


Backlog

      The  Companies  order  backlog  at
August   31,   1996  was   approximately
$200,000   for  systems  and   interface
products   and  $464,000  for   deferred
services.


Employees

     At  November  1, 1996, the  Company
employed 60 full-time employees of  whom
12  are involved in product development,
11   in  sales  and  marketing,   5   in
production, 25 in technical support  and
7 in administration.  The Company is not
subject  to  any  collective  bargaining
agreements.   The Company considers  its
employee relations to be good.


Item 2.  Properties.

     The   Company  occupies  a   leased
facility in Calabasas, California.   The
facility  was constructed  in  1991  and
comprises  approximately  13,200  square
feet  with  an effective base rental  of
approximately $13,400 per month  subject
to  cost  of  living  adjustments,  plus
common   area  maintenance   costs   and
property taxes. The initial term of the lease expires in September 1997 and there is a five year renewal option at the end of the initial term.

     The  Company  also leases  a  2,100
square  foot office in Boulder, Colorado
that  costs  approximately  $1,895   per
month including common area maintenance costs, property taxes and is subject to cost of living increases annually.

     The  Calabasas, California facility
is   used   as   general   offices   and
operations  headquarters  which   covers
warehousing, support and assembly.   The
Boulder,  Colorado facility is a  branch
sales   and  development  office.    The
Company considers the two facilities  to
be  adequate for their intended purpose;
however, the Calabasas facility may need
to   be   expanded  as  operations   and
staffing  expands.  The Company  carries
adequate general liability insurance  as
required  by  the respective  leases  to
cover  any  risks  concerning  the   two
facilities.



Item 3.  Legal Proceedings.

      There  are no material pending  or
threatened legal proceedings  which  the
Company is a party to at August 31, 1996.


Item 4.  Submission of Matters to a Vote
of Security Holders.

     The  Company  did  not  submit  any
matter to a vote of its security holders during the fourth quarter of its fiscal year ended August 31, 1996.

                                  PART II


Item 5.  Market for Company's Common
Equity and Related Stockholder Matters.

The Company's common shares trade on the American Stock Exchange under the symbol
CAP.

The following table sets forth the high and low bid quotations for the Common
Shares for the periods indicated.

                                                  High            Low
Fiscal Year Ended August 31, 1995
     1st Quarter, Ended November 30, 1994          4             1 1/4
     2nd Quarter, Ended February 28, 1995       3 7/16            2
     3rd Quarter, Ended May 31, 1995            2 5/8          1 11/16
     4th Quarter, Ended August 31, 1995            2            1 1/16


Fiscal Year Ended August 31, 1996
     1st Quarter, Ended November 30, 1995          2            1 9/16
     2nd Quarter, Ended February 29, 1996       2 3/8           1 5/8
     3rd Quarter, Ended May 31, 1996            2 1/4          1 11/16
     4th Quarter, Ended August 31, 1996         2 1/16          1 3/8


     The     number     of    beneficial
shareholders of Common Shares of the Company as of November 1, 1996 was approximately 636.

     Holders   of   Common  Shares   are
entitled  to  receive such dividends  as
may  be declared by the Company's  Board
of  Directors.   The Company  has  never
paid  a  cash  dividend  on  its  Common
Shares   and  the  Board  of   Directors
currently intends to retain any earnings for use in the Company's business.


Item 6.  Management's Discussion and
Analysis of Results of Operations and
Financial Condition.

       This  following  section  of  the
report      contains     forward-looking
statements  within the  meaning  of  the
Private Securities Litigation Reform Act
of     1995.     Such    forward-looking
statements     involve     risks     and
uncertainties so that the actual results may vary materially.


Results of Operations

     Sales for the year ended August 31,
1996  were  $6,236,962  as  compared  to
$5,926,519  for  the fiscal  year  ended
August 31, 1995, an overall increase  of
approximately  $310,000  or  5%.    When
analyzed  by product category, sales  of
Clinical   Information   Systems   (CIS)
increased  by $356,894 or 12% and  sales
of  data  acquisition products decreased
$140,407   or  14%.   Service   revenues
increased   $93,956  or  5%   over   the
previous   fiscal  year.   The   overall
increase  in sales and service  revenues
is   primarily   attributable   to   the
introduction  of  new products  such  as
CyberMED  and CyberRAD and the Company's
ability to sell multiple applications to
the  same  customer.   The  decrease  in
sales  of data acquisition products  was
primarily  attributable  to   a   lesser
volume  of  units sold to OEM customers.
The  increase  in  service  revenues  is
attributable  to  a  greater  number  of
accounts   under   contract.     Service
revenues are expected to increase as the
Company's   installed   base   of    CIS
installations increases.

      In  late  fiscal  1995  management
restructured  its  sales  and  marketing
activities, including the recruitment of
a  Vice  President of Sales and Business
Development.   The  Company  also  began
strategic  joint marketing  partnerships
with other companies which improved  the
Company's       market      penetration.
Management  views the near term  outlook
for  the  continued sale of CIS products
favorably during the first half  of  the
1997   fiscal   year.    However,    the
Company's future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual periods.

     Cost of sales decreased by $318,330
or  9%  for the 1996 fiscal year.  There
was  a decrease in materials of $265,114
or  25% and a decrease in other costs of
sales   of   $137,689  or   11%,   these
decreases  were partially offset  by  an
increase in labor of $84,473 or 7%.  The
decrease    in   material   costs    was
attributable to the Company selling more
application software and the decision to
de-emphasize the sale of hardware due to
continuing  industry  wide  pressure  on
margins.   Management expects the  trend
of    decreasing   hardware   sales   to
continue.   The increase in labor  costs
was attributable to more personnel hired
to  staff  the Company's system  support
departments.   The  decrease  in   other
costs  of sales was the reclassification
of   certain  expenses  to   sales   and
marketing.    Cost   of   sales   as   a
percentage of sales decreased to 51% for the 1996 fiscal year as compared to 59% for the 1995 fiscal year. The overall percentage decrease in cost of sales was attributable to both an increase in sales and a reduction in cost of sales material consisting of a reduction in costs as previously discussed.

     Selling, general and administrative
expenses increased $318,814 or  18%  for
the current 1996 fiscal year as compared
to   the  1995  fiscal  year.   Of   the
increase approximately $120,000 was the reclassification of two product managers who had previously been included in cost of sales. The additional increases in S
G & A expenses were attributable to increases in salaries, travel, trade show expenses, consultant and personnel recruitment expenses.

      Research and development  expenses
remained at comparable levels for fiscal
1995.   However,  a  greater  amount  of
software    production    costs     were
capitalized in fiscal 1996 as  a  result
of  new  CIS  products being  completed.
For  its 1996 and 1995 fiscal years, the
Company  capitalized software  costs  of
$365,420 and $299,534 respectively which
are generally amortized over a three  to
five   year  period.   Such  costs  were
attributable  to  enhancements  and  new
modules,  for the Company's CIS products
and  new applications under development.
Management   anticipates   its   overall
research and development activities to increase in fiscal 1997.

       Interest  and  other  income  was
$3,243 for fiscal 1996 as compared to $2,490 for fiscal 1995.

       Interest  expense  decreased   by
$6,152   or  15%  for  fiscal  1996   as
compared to fiscal 1995 due to reduced borrowings on the Company's line of credit with its bank.

       Included  in  the  statements  of
operations in fiscal 1995 is a one time charge of $132,475, which represents the costs associated with the settlement of litigation.

      Income  before Income Tax  Expense
(Benefit)  was $465,387 for fiscal  1996
as  compared to $8,970 for fiscal  1995.
As  a  result of the application of  the
Statement    of   Financial   Accounting
Standards  (SFAS)  No. 109,  Accounting
for  Income  taxes  (see  notes  to  the
financial   statements)   the    Company
recognized an income tax benefit net of applicable income taxes of $502,410 in its 1996 fiscal year. As a result of these factors the Company's net income was $967,797 or $.32 per share in fiscal
1996 as compared to net income of $6,970 or $.00 per share in fiscal 1995.

      The Company is currently in a loss
carryforward position primarily  due  to
the  operating losses incurred prior  to
August 31, 1993.  The net operating loss
carryforwards balance as of  the  August
31,  1996  was approximately  $2,465,000
compared  to  $2,701,000  in  the  prior
year.     The    net   operating    loss
carryforward  is  available  to   offset
future  taxable income until August  31,
2001.   The  Company also has investment
and  research  and  experimentation  tax
credit  carryforwards to  offset  future
income   tax  payable  of  approximately
$130,000 that begin to expire in  fiscal
1997.

     The major temporary tax differences
that  are expected to reverse next  year
are   deferred  revenue,  allowance  for
doubtful   accounts,  accrued  vacation,
Section  263  A  Unicap  inventory,  and
component  inventory reserve.   However,
the   Company   expects  new   temporary
differences to be established in these years which will either reduce or exceed the reversing temporary differences.

      At  August  31, 1995, the  Company
established  a 100% valuation  allowance
on  the  deferred tax asset  because  it
could  not  conclude that  it  was  more
likely  than  not that any part  of  the
deferred  tax  asset would be  realized.
With the improving operating results for
the  year ended August 31, 1996,  a  re-
evaluation  of  the valuation  allowance
was   made.    The   Company   made   an
assessment that operations will continue
to  generate  taxable  income  based  on
current  projections of future operating
results.   In  addition, the  evaluation
considered  projections  of   both   the
establishment and reversal of permanent and temporary differences. Tax planning strategies were not a factor in the evaluation although they are available if necessary. As a result of the re-evaluation, a partial reduction of the deferred tax valuation allowance was recognized in 1996.



Capital Resources and Liquidity

      The  Company's  primary  need  for
capital  has been to invest in  software
development.    The   Company   invested
$365,420 and $299,534 during fiscal 1996
and 1995 in software development.  These
expenditures related to the new  version
of  the  Company's LIS product (CyberLAB
II), and the release of its revised  PIS
product  (CyberMED),  and  its  new  RIS
product    (CyberRAD).    The    Company
anticipates  expending  additional  sums
during   fiscal  1997  on  the   further
development  of the Company's  Radiology
Information System.  During fiscal 1996,
the Company expended $357,000 to acquire
equipment   relating  to  the  Company's
service and support activities.

       As   of  August  31,  1996,   the
Company's  working capital  amounted  to
$1,525,225 compared to $1,063,787 as  of
August  31,  1995.  The  Company's  bank
line  as of August 31, 1996 amounted  to
$700,000  of  which $191,875  was  being
utilized.   The  bank  credit  agreement
contains    certain   financial    ratio
requirements.    The  Company   was   in
compliance with all covenants, including financial ratios, as of August 31, 1996.

      On  February 8, 1995  the  Company
notified  the  holders  of  warrants  to
purchase   391,581  shares  which   were
issued    in   connection    with    the
acquisition  of certain  assets  of  PRX
Pharmacy  Systems in October 1992,  that
it  was redeeming the warrants on  April
10,  1995.   The Company  also  filed  a
registration  statement under  Form  S-3
with   the   Securities   and   Exchange
Commission to register the common shares
underlying     the     warrants;     the
registration  was declared effective  on
February  22,  1995.  The warrants  were
exercisable at $1.03 per share.   As  of
April  10,  1995, all the  warrants  had
been  exercised  and  the  proceeds   of
approximately $394,000 were used by  the
Company   for  general  working  capital
purposes.

        Cash    flows   from   operating
activities increased to $519,187 for the
1996  fiscal  year compared to  $183,519
for the 1995 fiscal year. The increase resulted primarily from higher earnings during the 1996 fiscal year as compared to the 1995 fiscal year.

      Cash  used in investing activities
changed  during the 1996 fiscal year  to
$722,930 used in investing activities as
compared  to $405,289 used in  investing
activities during the 1995 fiscal  year.
The   change  resulted  from   increased
expenditures    for    equipment     and
additional     funds    expended     for
capitalized  software costs  during  the
1996 fiscal year.

        Cash    flows   from   financing
activities    changed   from    $168,051
provided by financing activities  during
the 1995 fiscal year to $79,131 provided
by  financing activities in fiscal 1996.
The  change resulted from proceeds  from
the   exercise  of  stock  options   and
warrants  and  was partially  offset  by
increased  repayments of  notes  payable
and   capital   lease   obligations   as
compared to the prior year.

      The Company believes that its cash
flow  from operations together with  its
bank   credit   facilities   should   be
sufficient to fund its working capital requirements for its 1997 fiscal year.


Seasonality, Inflation and Industry
Trends

     The  Company's sales are  generally
lower  in the summer and higher  in  the
fall  and winter.  Inflation has had  no
material   effect   on   the   Company's
business since the Company has been able
to  adjust  the prices of its  products.
Management believes that most phases  of
the  healthcare segment of the  computer
industry will continue to be competitive
and  that  potential healthcare  reforms
may have a long term positive impact  on
its  business.  In addition,  management
believes  that  the  industry  will   be
marked     with     more     significant
technological   advances   which    will
improve  the  quality  of  service   and
reduce costs.  The Company is poised  to
meet  these challenges by continuing  to
employ new technologies when they become
available,   diversifying  its   product
offerings, and by constantly enhancing its software applications.


Item 7.  Financial Statements

     For  a list of financial statements
filed as part of this report, see index to Financial Statements and Financial
Statement Schedules on page F-1.


Item  8.   Changes in and  Disagreements
with   Accountants  on  Accounting   and
Financial Disclosures.

     Not applicable.


                                 PART III


Item 9.  Directors, Executive Officers,
Promoters and Control Persons;
Compliance with Section 16(a) of the
Exchange Act.


     Background  information  concerning
each present Director, executive officer and each nominee for the office of Director of Company is as follows:



                                Office with Company;                  Year
First
Name, Age                     Background Information                 Elected
Director


Bruce M. Miller, 50           Chairman of the Board of the            1978
                              Company since its inception
                              in 1978.


Steven M. Besbeck, 48         President, Chief Executive              1980
                              Officer of the Company since
                              August 1983 and a Director of
                              the Company since November 1980
                              and Chief Financial Officer.
                              Director of International
                              Remote Imaging Systems.


James R. Helms, 52            Vice President/Operations               1987
                              since 1982.


Lawrence S. Schmid, 55        President and Chief Executive           1991
                              Officer, Strategic Directions
                              International, Inc., a management
                              consulting firm specializing
                              in technology companies.
                              Director of the Company since
                              November 1991.


Robert S. Fogerson, Jr., 43   Vice  President, Technical              1992
                              Director,of PharmChem
                              Laboratories, Inc., a leading
                              independent laboratory
                              providing integrated drug
                              testing services.  Mr. Fogerson
                              has served in various
                              capacities at PharmChem
                              Laboratories since 1975.


John R. Murray, 54            Vice President, Sales and
                              Business Development since
                              February 1996.  Mr. Murray
                              served as an Independent
                              Marketing Consultant since
                              1993 and a Manager of
                              International Business
                              Development, Healthvision
                              Corporation since 1991.



Item 10.  Executive Compensation.


Management Remuneration

     The  following table shows all cash
compensation   for   services   rendered
during the last three fiscal years ended
August  31, 1996 paid by the Company  to
each of the Company's executive officers
whose    cash   compensation    exceeded
$100,000.


                                               Long Term Compensation
                          Annual Compensation     Awards      Payouts

 (A)               (B)     (C)    (D)    (E)    (F)     (G)     (H)     (I)

                                               Restr-  Secur.
Name                                    Other  icted   Under-   LTIP    All
and                                     Ann    Stock   lying    Pay-   Other
Principal          Year  Salary  Bonus  Comp.  Awrd(s) Options/ outs   Comp.
Position                   ($)    ($)    ($)    ($)    SAR's(#)  ($)    ($)

Steven M. Besbeck  1996  148,498 10,000   0      0     10,000     0    1,530
President, CEO,    1995  132,432      0   0      0     10,000     0    1,314
CFO                1994  120,576      0   0      0     10,000     0    1,201

Bruce M. Miller    1996  130,181  5,000   0      0     10,000     0    5,551
Chairman           1995  128,090      0   0      0     10,000     0    5,620
                   1994  116,446      0   0      0     10,000     0    5,252

James R. Helms     1996  103,501  7,000   0      0     10,000     0    2,693
Vice President     1995   94,963      0   0      0     10,000     0    1,777
Operations         1994   86,332      0   0      0     10,000     0    2,818


Employment Agreements

     Messrs.  Bruce  Miller  and  Steven
Besbeck are employed by the Company on a
month  to  month basis pursuant  to  the
terms  of  their employment  agreements.
Each   agreement  provides  for  a  base
salary at an annual rate of $136,310 for
Mr.  Miller and $141,244 for Mr. Besbeck
and  authorizes  the  payment  of  other
fringe   benefits   and   bonuses   made
available  by the Company to its  senior
executives.   The  persons  referred  to
above also received insurance benefits which were paid for by the Company and employer contributions to their 401(k) plan accounts as provided for in the Company's 401(k) profit sharing plan.
These amounts, including amounts accrued and unconditionally vested under the
401(k) plan, are reflected in the table above.

     The  Company has adopted  a  profit
sharing  plan  pursuant to which  income
tax  is  deferred on amounts contributed
by employees under Section 401(k) of the
Internal  Revenue Code.   All  employees
are  eligible to participate in the plan
after  the  completion of  one  year  of
service.  The Company contributes, on  a
matching  basis, 25% of  the  employee's
contribution  up to 4%.   The  Company's
contribution becomes vested at the  rate
of 20% for each full year of employment.
Both    the    employee   and    Company
contributions are subject to aggregate annual limits under the Internal Revenue
Code.


Compensation of Directors

     Directors  who are not officers  or
employees  of  the  Company   are   paid
Directors'  fees of $1,500  per  meeting
and  are reimbursed for their reasonable
expenses  for  attending  meetings.   At
present,   there   are  two   directors,
Lawrence   S.  Schmid  and   Robert   S.
Fogerson, Jr., who are not officers and/or employees of the Company.


Stock Option Plans

     The Company currently has two stock
option  plans,  the  1992  Non-Qualified
Stock  Option  Plan ("1992 Non-Qualified
Plan")  and  the  1992  Incentive  Stock
Option Plan ("1992 Incentive Plan")  for
valued employees, which were approved by
the  Company's shareholders at  the  May
15,  1992  Annual Shareholders  Meeting.
The   1992   Incentive  Plan   currently
reserves   400,000  Common  Shares   for
issuance  pursuant to  granted  options,
and    the   1992   Non-Qualified   Plan
currently reserves 200,000 Common Shares
for   issuance   pursuant   to   granted
options.

     Each  plan is administered  by  the
Board   of  Directors  of  the  Company,
which,   except  with  respect  to   the
directors  themselves, has the authority
to  determine the persons  to  whom  the
options  may be granted, the  number  of
shares to be covered by each option, the
time  or times at which the options  may
be  granted  or exercised and,  for  the
most  part, the terms and provisions  of
the   options.   Under  the  1992   Non-
Qualified  Plan, the exercise price  may
not  be less than 85% (100% for officers
and  directors or 110% if  the  optionee
owns  10%  or  more of  the  outstanding
voting securities of the Company) of the
fair  market value of the Common  Shares
as  determined by the Board on the  date
of  grant.   Under  the  1992  Incentive
Plan, the option exercise price may  not
be  less  than  100%  (or  110%  if  the
optionee  owns  10%  or  more   of   the
outstanding  voting  securities  of  the
Company) of the fair market value of the Common Shares, as determined by the Board on the date of grant.

     No  option under either plan may be
exercised  within twelve months  of  the
date  of  grant or more than five  years
from  the  date  of grant  and  must  be
exercisable at the rate of at least  20%
per  year;  options granted to Directors
are  exercisable at the rate of  25%  in
each  of  the second, third, fourth  and
fifth  years,  on  a  cumulative  basis.
Each  plan limits the percentage of  the
total number of Common Shares subject to
the   plan  which  may  be  granted   to
officers and Directors to 50%.

     Under  the 1992 Non-Qualified Plan,
all   eligible  directors,  upon   their
election  and on September  30  of  each
subsequent  year, automatically  receive
options to purchase 5,000 shares  (or  a
prorated amount if they have served less
than  a  full  year).   Under  the  1992
Incentive  Plan,  each  officer/director
automatically   receives   options    to
purchase 5,000 shares on September 30 of
each  year (or a prorated amount if they
have  served  less than  a  full  year).
These  automatic  grants  are  the  only
options   directors  are   entitled   to
receive under the plans.

     As  of November 1, 1996 there  were
outstanding options to purchase  125,000
Common   Shares  under  the  1992   Non-
Qualified Plan at an average per share exercise price of $1.49 and options to purchase 243,000 Common Shares under the Incentive Plan at an average per share exercise price of $1.50.

     The   following  table  sets  forth
information as to stock options granted under both the 1992 Incentive Plan and the 1992 Non-Qualified Plan for the fiscal year ended August 31, 1996 to each executive officer whose aggregate remuneration is set forth above.



                   Option/SAR Grants in Last Fiscal Year



                             Individual Grants

     (a)       (b)            (c)                (d)            (e)
                   Number of     % of Total
                   Securities    Options/SARs
                   Underlying    Granted to    Excercise
                   Options/SARs  Employees in  or Base         Expiration
    Name           Granted (#)   Fiscal Year   Price ($/Sh)    Date


Bruce M. Miller     10,000          6 %          $1.93        Sept. 30, 2000
Steven M. Besbeck   10,000          6 %          $1.75        Sept. 30, 2000
James R. Helms      10,000          6 %          $1.75        Sept. 30, 2000


     The  Company  had two  other  stock
option  plans,  the  1982  Non-Qualified
Stock  Option  Plan ("1982 Non-Qualified
Plan")  and  the  1982  Incentive  Stock
Option Plan ("1982 Incentive Plan").  No
options could be granted under the  1982
Non-Qualified Plan after May 1, 1991  or
under  the  1982  Incentive  Plan  after
April 28, 1992.  The 1982 Incentive Plan
reserved   120,000  Common  Shares   for
issuance  pursuant to  granted  options,
and the 1982 Non-Qualified Plan reserved
80,000   Common  Shares   for   issuance
pursuant to granted options.

     Each  plan was administered by  the
Board of Directors of the Company, which
had   the  authority  to  determine  the
persons   to   whom  the  options   were
granted, the number of shares covered by
each  option, the time or times at which
the  options could have been granted  or
exercised  and, for the most  part,  the
terms  and  provisions of  the  options.
Under  the 1982 Non-Qualified Plan,  the
exercise price could not have been  less
than 80% of the fair market value of the
Common Shares as determined by the Board
on  the  date  of grant, and  no  option
could  be  exercised  during  the  first
twelve months of the option term.  Under
the  1982  Incentive  Plan,  the  option
exercise price could not have been  less
than  100% (or 110% if the optionee owns
10%  or  more of the outstanding  voting
securities of the Company) of  the  fair
market  value of the Common  Shares,  as
determined by the Board on the  date  of
grant.    No  option  under   the   1982
Incentive Plan were exercisable within twelve months of the date of grant or if the optionee "held" a previously granted incentive option which had not been exercised or had not expired by its terms. Options under both the 1982 Non-
Qualified Plan and 1982 Incentive Plan could not have been exercised more than five years from the date of grant. Both plans limited the percentage of the total number of Common Shares subject to the plan which could have been granted to officers and Directors to 60%, in the case of the 1982 Non-Qualified Plan, and 50%, in the case of the 1982 Incentive
Plan.

As  of  November 1, 1996 there  were  no
outstanding  options under  either  1982
plan,   as   all  options  were   either
exercised  or  expired during  the  1996
fiscal year.

The    following   table   sets    forth
information as to stock options  granted
under  the 1982 and 1992 Incentive Plans
and  the  1982  and  1992  Non-Qualified
Plans  and  the net value received  from
the exercise of options (market value of
stock on the date of exercise, less  the
exercise   price)  by   each   executive
officer whose aggregate remuneration is set forth above.

      Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
                             Option/SAR Values

    (a)       (b)            (c)            (d)            (e)
                                           Number of
                                           Securities         Value of
                                           Underlying        Unexercised
                                           Unexercised       In-the-Money
                                           Options/SARs      Options/SARs
                                           at FY-End(#)      at FY-End($)

                    Shares       Value
                   Acquired on   Real-     Exercisable/      Excercisable/
Name               Exercise(#)  ized($)    Unexercisable     Unexercisable

Bruce M. Miller         0          0      126,600 / 49,400  $31,650 / $12,350
Steven M. Besbeck    36,000     $48,960   105,000 / 35,000  $26,250 / $ 8,750
James R. Helms       17,000     $23,120   105,000 / 35,000  $26,250 / $ 8,750


     On  March  5,  1992, the  Board  of
Directors of the Company granted special
one-time grants of stock options to  the
Chairman  and  senior  officers  of  the
Company,  all of whom are also Directors
of   the  Company,  to  purchase  up  to
300,000  shares of the Company's  Common
Shares, for a period of five years  from
the  date of grant, at an exercise price
of $1.375 per share, the market price of
the  Common  Shares on  March  5,  1992.
These   special  options  can  only   be
exercised  at the rate of 20% per  year,
on  a  cumulative basis, except that  in
the  event  the  Company  is  merged  or
consolidated  with another  corporation,
in   case   of  the  sale  of   all   or
substantially all of the assets  of  the
Company    or    in    case    of    the
reorganization,      dissolution      or
liquidation of the Company, the  options
will  vest  immediately.  Special  stock
options  were granted to Mr.  Miller  to
purchase up to 100,000 Common Shares, to
Mr.  Besbeck to purchase up  to  100,000
Common Shares, and to Mr. Helms to purchase up to 100,000 Common Shares.

      On December 12, 1992, the Board of
Directors  of  the  Company  granted   a
special one-time grant of a stock option
to   the  Chairman  of  the  Company  to
purchase  up  to 36,000  shares  of  the
Company's Common Shares, for a period of
five years from the date of grant, at an
exercise  price of $1.10 per share,  the
market  price  of the Common  Shares  on
December 12, 1992.  This special  option
can only be exercised at the rate of 20%
per  year, on a cumulative basis, except
that  in the event the Company is merged
or     consolidated     with     another
corporation, in case of the sale of  all
or  substantially all of the  assets  of
the   Company   or  in   case   of   the
reorganization,      dissolution      or
liquidation of the Company, the options will vest immediately.


Item 11.  Security Ownership of Certain
Beneficial Owners and Management.


     The   following  table  sets  forth
certain information known to the Company
regarding  beneficial ownership  of  the
Company's  Common Shares at November  1,
1996  of (i) each present Director, (ii)
all  officers and Directors as a  group,
and  (iii) each beneficial owner of more
than   five  percent  of  the  Company's
Common Shares.


                                                     Common Shares
                                                   Beneficially Owned
                                                  at November 1, 1996

                                                  Number of Percent of
                                                  Shares(1)  Class(2)

Steven M. Besbeck(3)(8)                           273,500      9.3%
James R. Helms(4)(8)                              163,800      5.6%
Bruce M. Miller(5)(8)                             351,600     11.9%
Lawrence S. Schmid(6)(9)                           19,583         *
Robert S. Fogerson, Jr.(7)(10)                     17,855         *
John R. Murray(8)                                   7,000         *

All officers and Directors as a
  group(3)(4)(5)(6)(7)(8)(9)(10)                  833,338     26.1%

The Wall Street Group, Inc.(11)                   160,000      5.5%

*    Less than 1%


Footnotes:
(1)  Sole voting and investment control
     unless otherwise noted.
(2)  Unless  otherwise  indicated,  does
     not  include Common Shares issuable
     under:  (a)  employee stock  option
     plans (1,000,000 reserved).
(3)  Includes   105,000  Common   Shares
     issuable       under      currently
     exercisable stock options  held  by
     Mr.  Besbeck  but  excludes  45,000
     Common   Shares   issuable    under
     currently   non-exercisable   stock
     options held by Mr. Besbeck.
(4)  Includes   105,000  Common   Shares
     issuable       under      currently
     exercisable stock options  held  by
     Mr.   Helms  but  excludes   45,000
     Common   Shares   issuable    under
     currently   non-exercisable   stock
     options held by Mr. Helms.
(5)  Includes   126,600  Common   Shares
     issuable       under      currently
     exercisable stock options  held  by
     Mr.   Miller  but  excludes  59,400
     Common   Shares   issuable    under
     currently   non-exercisable   stock
     options held by Mr. Miller.
(6)  Includes   19,583   Common   Shares
     issuable       under      currently
     exercisable stock options  held  by
     Mr.  Schmid,  but  excludes  33,751
     Common   Shares   issuable    under
     currently   non-exercisable   stock
     options held by Mr. Schmid.
(7)  Includes   17,855   Common   Shares
     issuable       under      currently
     exercisable stock options  held  by
     Mr.  Fogerson  but excludes  28,566
     Common   Shares   issuable    under
     currently   non-exercisable   stock
     options held by Mr. Fogerson.
(8)  Mr.   Bruce  Miller's,  Mr.  Steven
     Besbeck's, Mr. James Helms' and Mr.
     John  Murray's address  is  26115-A
     Mureau Road, Calabasas, CA 91302.
(9)  Mr.  Lawrence Schmid's  address  is
     c/o       Strategic      Directions
     International,      Inc.,      6242
     Westchester Parkway, Suite 100, Los
     Angeles, CA 90045.
(10) Mr.  Robert  Fogerson's address  is
     c/o  PharmChem Laboratories,  Inc.,
     1505 O'Brien, Menlo Park, CA 94025.
(11)   The  Wall  Street  Group,  Inc.'s
address  is 32 E. 57th Street,       New
York, NY 10022.


Item 12.  Certain Relationships and Related Transactions.

          Not Applicable.


Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

2.1(6)Asset Purchase Agreement.

3.1(1)Restated Articles of Incorporation, as Amended.

3.2(1)By-Laws, as amended.

4.1(1)Specimen Share Certificate.

4.2(2)Specimen Warrant Certificate.

4.3(2)Form of Underwriter's Warrant.

                         4.8(6)
                         Warrant
                         Agreement and
                         Warrant
                         Certificate
                         between CCA and
                         Western States
                         Pharmacy
                         Consultants,
                         Ltd.

                         4.9(6)
                         Warrant
                         Agreement and
                         Warrant
                         Certificate
                         between CCA and
                         James L.D.
                         Roser.

                         4.10(6)
                         Warrant
                         Agreement and
                         Warrant
                         Certificate
                         between CCA and
                         The Roser
                         Partnership.

                         4.11(6)
                         Warrant
                         Agreement and
                         Warrant
                         Certificate
                         between CCA and
                         Epigen, Inc.

                         4.12(8)
                         Registration
                         Rights
                         Agreement.

                         10.1(2)
                         Warrant
                         Agreement.

                         10.2(2)   The
                         Company's
                         product
                         warranties.

                         10.5(1)   14%
                         Subordinated
                         Convertible
                         Debenture due
                         December  21,
                         1987.

                         10.6(1)   Form
                         of 1983
                         Warrants.

                         10.7(1)   Form
                         of 1982
                         Warrant.

                         10.8(2)
                         Original
                         Equipment
                         Manufacturer
                         Contracts.

                         10.9(2)
                         Michael Miller
                         Consulting
                         Agreement.

                         10.10(2)
                         Boehringer
                         Mannheim
                         (Canada) Joint
                         Marketing
                         Agreement.

                         10.12(3)  Lease
                         for Premises at
                         26664 Agoura
                         Road,
                         Calabasas,
                         California.

                         10.13(3)  SAC
                         Shareholders'
                         Agreement.

                         10.14(8)  Lease
                         for Premises at
                         26115-A Mureau
                         Road,
                         Calabasas,
                         California

                         10.15(8)
                         Mission Park
                         Agreement

                         11.  Statement
                         re:
                         computation of
                         per share
                         earnings

                         16.(4)
                         Letter re:
                         change in
                         certifying
                         accountants

                         16.1(5)
                         Letter re:
                         change in
                         certifying
                         accountants


Executive compensation plans and arrangements.

4.4(1)1982 Non-Qualified Stock Option Plan.

4.5(2)1982 Incentive Stock Option Plan, as amended.

4.6(6)1992 Incentive Stock Option Plan.

4.7(7)1992 Non-Qualified Stock Option Plan.

                         10.3(2)   Bruce
                         Miller
                         Employment
                         Agreement.

                         10.4(2)
                         Steven Besbeck
                         Employment
                         Agreement.


(1)  Previously  filed as an exhibit  to
     the      Company's     Registration
     Statement   on  Form   S-18   dated
     September 22, 1983, SEC File No. 2-
     85265.
(2)  Previously  filed as an exhibit  to
     the  Company's  Registration  State
     ment  on Form S-1 dated October  1,
     1985 SEC File No. 2-99878.
(3)  Previously  filed as an exhibit  to
     the  Company's Form  10-K  for  the
     year ended August 31, 1986.
(4)  Previously  filed as an exhibit  to
     the   Company's  Form   8-K   dated
     August 18, 1989.
(5)  Previously  filed as an exhibit  to
     the  Company's Form 8 Amendment No.
     1 to Form 8-K, dated July 20, 1990,
     incorporated by reference herein.
(6)  Previously  filed as an exhibit  to
     the   Company's  Form   8-K   dated
     October 21, 1992.
(7)  Previously filed as an addendum  to
     the  Company's Proxy Statement  and
     Notice   of   Annual   Meeting   of
     Shareholders dated April 10, 1992.
(8)  Previously  filed as an exhibit  to
     the  Company's Form  10-K  for  the
     year ended August 31, 1992.


     (b)  Reports on Form 8-K

     The Company   did  not   file   any
          reports on Form 8-K during its
          last   fiscal  quarter   ended
          August 31, 1996.

                                SIGNATURES

     In  accordance with Section  13  or
15(d)  of the Exchange Act, the  Company
has duly caused this report to be signed
on   its   behalf  by  the  undersigned,
thereunto duly authorized.


                   CREATIVE COMPUTER APPLICATIONS, INC.


Dated:  November 11, 1996       By: /S/ Steven M. Besbeck_
                                Steven  M.  Besbeck,  President, Chief
                                Executive Officer, and Chief
                                Financial Officer.

     In  accordance with Section  13  or
15(d)  of the Exchange Act, this  report
has  been  signed below by the following
persons on behalf of the Company and  in
the   capacities  and   on   the   dates
indicated.


SIGNATURES                    TITLE                         DATE

/S/ Bruce M. Miller          Chairman of the Board and  November 11,1996          November 11, 1996
    Bruce M. Miller          Director of Product
                             Development



/S/ Steven M. Besbeck        President, Chief Executive     November 11, 1996
    Steven M. Besbeck        Officer, Chief Financial
                             Officer and Director



/S/ James R. Helms           Vice President, Operations,    November 11, 1996
    James R. Helms           Secretary and Director



/S/ Lawrence S. Schmid       Director                       November 11, 1996
    Lawrence S. Schmid



/S/ Robert S. Fogerson, Jr.  Director                       November 11, 1996
    Robert S. Fogerson, Jr.



/S/ Carol Bessel             Controller                     November 11, 1996
    Carol Bessel             Chief Accounting Officer



/S/ John R. Murray           Vice President, Sales          November 11, 1996
    John R. Murray           and Business Development





                              INDEX


                                                           Page

FINANCIAL STATEMENTS:

 Report of Independent Certified
 Public Accountants                                         F-2

 Balance Sheets
 August 31, 1996 and 1995                                   F-3

 Statements of Income
 Years ended August 31, 1996,
 1995 and 1994                                              F-4

 Statements of Shareholders' Equity
 Years ended August 31, 1996,
 1995 and 1994                                              F-5

 Statements of Cash Flows
 Years ended August 31, 1996,
 1995 and 1994                                              F-6

 Notes to Financial Statements                              F-7



F-1



Report  of Independent Certified  Public
Accountants




Board of Directors and Shareholders
Creative Computer Applications, Inc.


       We  have audited the accompanying
balance   sheets  of  Creative  Computer
Applications, Inc. as of August 31, 1996
and  1995 and the related statements  of
income,  shareholders' equity  and  cash
flows for each of the three years in the
period  ended  August 31,  1996.   These
financial     statements     are     the
responsibility  of the Company's  manage
ment.   Our responsibility is to express
an opinion on these financial statements based on our audits.

        We   conducted  our  audits   in
accordance   with   generally   accepted
auditing   standards.   Those  standards
require  that  we plan and  perform  the
audit  to  obtain  reasonable  assurance
about  whether the financial  statements
are  free of material misstatement.   An
audit  includes  examining,  on  a  test
basis,  evidence supporting the  amounts
and   disclosures   in   the   financial
statements.   An  audit  also   includes
assessing the accounting principles used
and significant estimates made by manage
ment,  as well as evaluating the overall
financial  statement  presentation.   We
believe   that  our  audits  provide   a
reasonable basis for our opinion.

       In  our  opinion,  the  financial
statements  referred  to  above  present
fairly,  in  all material respects,  the
financial position of Creative  Computer
Applications,  Inc. at August  31,  1996
and   1995  and  the  results   of   its
operations and its cash flows  for  each
of  the three years in the period  ended
August  31,  1996  in  conformity   with
generally       accepted      accounting
principles.





BDO SEIDMAN, LLP


Los Angeles, California
October 18, 1996

F-2




               CREATIVE COMPUTER APPLICATIONS, INC.
                          BALANCE SHEETS

                                                      August 31,
                     ASSETS (Note 4)             1996          1995
CURRENT ASSETS:
 Cash                                         $  253,201     $  377,813
 Receivables, net (Note 2)                     1,678,564      1,560,087
 Inventory                                       642,787        646,456
 Prepaid expenses                                 86,881         81,132
 Deferred tax asset (Note 9)                     437,000              -
     TOTAL CURRENT ASSETS                      3,098,433      2,665,488

PROPERTY AND EQUIPMENT, net (Note 3)             480,108        250,005
INVENTORY OF COMPONENT PARTS                     148,357         87,655
CAPITALIZED SOFTWARE COSTS, net of
accumulated amortization of $446,632
and $271,142 (Note 1)                            693,696        503,768
INTANGIBLES, net (Note 1)                        315,551        366,721
DEFERRED TAX ASSET (Note 9)                       77,600              -
OTHER ASSETS                                      23,480         24,990
                                              $4,837,225     $3,898,627

 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable to bank (Note 4)               $  191,875     $  146,084
 Accounts payable                                306,321        493,273
 Accrued liabilities:
  Vacation pay                                   157,106        150,652
  Other                                          426,341        294,790
 Deferred service contract income                464,076        493,259
 Capital lease obligations - current
 portion (Note 5)     27,489
23,643
     TOTAL CURRENT LIABILITIES                 1,573,208      1,601,701
DEFERRED RENT (Note 5)                            35,235         65,435
CAPITAL LEASE OBLIGATIONS, net of
current portion
 (Note 5)                                         21,250         30,096
     TOTAL LIABILITIES                         1,629,693      1,697,232
COMMITMENTS (Note 5)
SHAREHOLDERS' EQUITY (Notes 6 and 10):
 Preferred shares, no par value;
 500,000 shares authorized; no
 shares outstanding                                    -              -
 Common shares, no par value;
 20,000,000 shares authorized;
 2,820,915 and 2,735,715 shares
 outstanding                                   5,714,570      5,676,230
 Accumulated deficit                          (2,507,038)    (3,474,835)
     TOTAL SHAREHOLDERS' EQUITY                3,207,532      2,201,395
                                              $4,837,225     $3,898,627

                See notes to financial statements.
F-3



               CREATIVE COMPUTER APPLICATIONS, INC.

                     STATEMENTS OF OPERATIONS


                                              Year ended August 31,
                                         1996        1995          1994
NET SYSTEM SALES AND SERVICE
 REVENUE (Note 7):
 System sales                         $4,190,825   $3,974,338   $3,624,033
 Service revenue                       2,046,137    1,952,181    2,007,741
                                       6,236,962    5,926,519    5,631,774

COST OF PRODUCTS AND
 SERVICES SOLD:
 System sales                          1,922,100    2,262,756    2,149,423
 Service revenue                       1,259,486    1,237,161    1,080,015
                                       3,181,586    3,499,917    3,229,438

   Gross profit                        3,055,376    2,426,602    2,402,336

RESEARCH AND DEVELOPMENT
 EXPENSE                                 461,330      465,407      517,497
SELLING AND ADMINISTRATIVE
 EXPENSES                              2,095,493    1,779,679    1,713,049

OPERATING INCOME                         498,553      181,516      171,790

OTHER INCOME (EXPENSE):
 Interest and other income                 3,243        2,490       29,593
 Interest expense                        (36,409)     (42,561)     (51,339)
 Settlement of litigation
 (Note 8)                                      -     (132,475)           -
                                         (33,166)    (172,546)     (21,746)

INCOME BEFORE INCOME TAX EXPENSE
  (BENEFIT)                              465,387        8,970      150,044
INCOME TAX EXPENSE (BENEFIT)
(Note 9)                                (502,410)       2,000        5,000

NET INCOME                            $  967,797   $    6,970   $  145,044

EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE (Note 1):
 Primary and fully diluted:
  Net income per share                $      .32   $      .00   $      .06

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES AND COMMON
 STOCK EQUIVALENTS OUTSTANDING         3,006,926    2,863,346    2,368,241


                See notes to financial statements.
F-4



               CREATIVE COMPUTER APPLICATIONS, INC.

                STATEMENTS OF SHAREHOLDERS' EQUITY




                                           Common
                                           Shares    Accumulated
                               Shares      Amount      Deficit       Totals
BALANCE, September 1, 1993   2,274,704   $5,227,087  $(3,626,849)  $1,600,238

 Issuance of common
   shares (Note 10)             60,000       45,000            -       45,000

 Net income                          -            -      145,044      145,044

BALANCE, August 31, 1994     2,334,704    5,272,087   (3,481,805)   1,790,282

 Exercise of warrants
   and stock options           394,911      393,851            -      393,851
   (Note 6)

 Issuance of common
   shares (Note 10)              6,100       10,292     -       10,292
 Net income                          -            -        6,970        6,970

BALANCE, August 31, 1995     2,735,715    5,676,230   (3,474,835)   2,201,395

 Exercise of warrants
   and stock options            85,200       38,340            -       38,340
   (Note 6)

 Net income                          -            -      967,797      967,797

BALANCE, August 31, 1996     2,820,915   $5,714,570  $(2,507,038)  $3,207,532



See notes to financial statements.

                      CREATIVE COMPUTER APPLICATIONS,
                                   INC.

                         STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

                                               Year ended August 31,

                                          1996        1995        1994
OPERATING ACTIVITIES:
 Net income                             $967,797     $ 6,970     $145,044
 Adjustments to reconcile
 net income to net cash
 provided by operating activities:
   Depreciation and amortization         180,093     161,223      171,326
   Amortization of capitalized
   software costs                        175,491     159,694      134,893
   Provision for possible losses          55,422      78,218       15,464
   Net change in inventory reserves       42,000      (5,269)      84,795
   Issuance of common shares for
   services                                    -      10,292       45,000
   Deferred rent expense                 (30,200)    (30,203)     (14,283)
   Increase (decrease) from
   changes in:
    Receivables                         (173,900)   (218,888)     157,032
    Inventories                          (99,032)      7,910      (74,410)
    Prepaid expenses                      (5,749)    (20,336)     (18,279)
    Deferred tax asset                  (514,602)          -            -
    Accounts payable                    (186,952)    (39,879)     (90,248)
    Accrued liabilities                  108,819      73,787       41,921
    Net cash provided by
     operating activities                519,187     183,519      598,255
INVESTING ACTIVITIES:
 Additions to property and equipment    (357,510)   (105,755)     (20,578)
 Capitalized software costs             (365,420)   (299,534)    (216,617)
    Net cash used in investing
     activities                         (722,930)   (405,289)    (237,195)
FINANCING ACTIVITIES:
 Borrowings on notes payable             351,875     100,000            -
 Payments on notes payable              (306,084)   (301,999)    (132,000)
 Payments on capital lease
 obligations                              (5,000)    (23,801)     (20,629)
 Exercise of stock options
 and warrants                             38,340     393,851            -
    Net cash provided by (used in)
     financing activities                 79,131     168,051     (152,629)

NET INCREASE (DECREASE) IN CASH         (124,612)    (53,719)  208,431

CASH, beginning of year                  377,813     431,532      223,101

CASH, end of year                       $253,201    $377,813     $431,532

                See notes to financial statements.


               CREATIVE COMPUTER APPLICATIONS, INC.

                  NOTES TO FINANCIAL STATEMENTS



NOTE   1   -   SUMMARY  OF   SIGNIFICANT
ACCOUNTING POLICIES

    Business Activities

         Creative Computer Applications,
Inc.   (the   "Company")   designs   and
manufactures  computer  based   Clinical
Information  Systems and products  which
automate  the acquisition and management
of  clinical  data  for  the  healthcare
industry.    The   Company   sells   its
products   and   systems  primarily   to
hospitals,      clinics,       reference
laboratories,   veterinary   and   other
healthcare  institutions,  as  well   as
original  equipment manufacturers.   The
Company  also generates revenue  through
service  contracts  with  customers   to
provide technical support and repair services for specified periods of time.

         Accounts     Receivable     and
Concentration of Credit Risk

         Accounts receivable potentially
exposes the Company to concentrations of
credit risk, as defined by Statement  of
Financial Accounting Standards  No.  105
"Disclosure    of   Information    about
Financial  Instruments with Off-Balance-
Sheet  Risk  and  Financial  Instruments
with  Concentrations  of  Credit  Risk."
The  Company provides credit to a  large
number  of hospitals, clinics, reference
laboratories   and   other    healthcare
institutions   in  various  geographical
areas.   The  Company  performs  ongoing
credit   evaluations  and  maintains   a
general security interest in the item sold until full payment is received.

    Inventories

          Inventories consist  primarily
of computer hardware held for resale and are stated at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.

          The Company also maintains  an
inventory  pool  of component  parts  to
service  systems previously sold,  which
is  classified  as  non-current  in  the
accompanying   balance   sheets.    Such
inventory  is  carried at the  lower  of
cost  or  market and will be charged  to
cost    of   sales   based   on   usage.
Allowances  are made for  quantities  on
hand   in  excess  of  estimated  future
usage.

    Property and Equipment

            Property,   equipment,   and
leasehold  improvements  are  stated  at
cost   less   accumulated  depreciation.
Depreciation of machinery and equipment,
furniture   and   fixtures,   and   data
processing  equipment  is  computed  for
financial  reporting purposes using  the
straight-line method over the  estimated
useful   life   of  the  related   asset
(generally five years).  Amortization of
leasehold improvements is computed using
the  straight-line method over the lease
term.   Accelerated depreciation methods
are   used   for  income  tax  reporting
purposes.

    Capitalized Software Costs

            Software   costs    incurred
internally in creating computer software
products     are     expensed      until
technological   feasibility   has   been
established   upon   completion   of   a
detailed  program  design.   Thereafter,
all   software  development  costs   are
capitalized  until the  point  that  the
product   is   ready   for   sale    and
subsequently reported at the lower of amortized cost or net realizable value.
During the years



               CREATIVE COMPUTER APPLICATIONS, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)



NOTE   1   -   SUMMARY  OF   SIGNIFICANT
ACCOUNTING POLICIES  (Continued)

        Capitalized    Software    Costs
(Continued)

ended  August 31, 1996, 1995  and  1994,
the    Company   capitalized   $365,420,
$299,533   and  $216,616   of   software
development costs.  Amortization expense
of   capitalized  software   development
costs,  included in cost of  sales,  for
the  years  ended August 31, 1996,  1995
and  1994 amounted to $175,491, $159,694
and $134,893.

         In accordance with Statement of
Financial Accounting Standard No. 86 the
Company considers annual amortization of
capitalized software costs under 1)  the
ratio   of  current  year  revenues   by
product to the product's total estimated
revenues   method  and   2)   over   the
product's estimated economic useful life
by   the   straight  line   method   and
recognizes the greater amount.

    Intangible Assets

          Intangible assets amounting to
$511,704  consist of proprietary  rights
to   application  software,  trademarks,
customer  lists and copyrights  and  are
being  amortized using the straight-line
method   over   a   ten   year   period.
Accumulated  amortization  was  $196,153
and  $144,983  at August  31,  1996  and
1995.

    Revenue Recognition

          Sales  of Clinical Information
Systems  and  data acquisition  products
are  recognized  when shipped,  provided
that  no significant obligations  remain
and  collection  is probable.   Revenues
related   to  installation  of   systems
requiring substantial future performance
by  the Company are recognized using the
percentage-of-completion method based on
meeting  key milestone events  over  the
terms  of  the  contract.     Costs  and
earnings   recognized   in   excess   of
billings  are shown as an asset  on  the
balance    sheet.    Service    contract
revenues (which are included in net sales) are recognized ratably over the contractual period or as the services are provided.

    Stock Options

         The difference between the fair
market value and the exercise price, if below fair market value, of a stock option granted under the Company's non-qualified stock option plan is charged to expense in the period in which the option is granted.

    Earnings Per Share

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

NOTE   1   -   SUMMARY  OF   SIGNIFICANT
ACCOUNTING POLICIES  (Continued)


    Income Taxes

         The Company accounts for income
taxes  in  accordance with the Statement
of Financial Accounting Standards (SFAS)
No.  109, "Accounting for Income  Taxes.
SFAS  No. 109 requires a Company to  use
the   asset  and  liability  method   of
accounting for income taxes.  Under  the
asset  and  liability  method,  deferred
income taxes are recognized for the  tax
consequences  of "temporary differences"
by  applying enacted statutory tax rates
applicable    to   future    years    to
differences   between   the    financial
statement carrying amounts and  the  tax
bases    of    existing    assets    and
liabilities.   Under SFAS No.  109,  the
effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    Accounting Estimates

          The  preparation of  financial
statements in conformity with  generally
accepted  accounting principles requires
management   to   make   estimates   and
assumptions  that  affect  the  reported
amounts  of  assets and liabilities  and
disclosure  of  contingent  assets   and
liabilities at the date of the financial
statements  and the reported amounts  of
revenues   and   expenses   during   the
reporting period. Actual results could differ from those estimates.

    Fair Value of Financial Instruments

          Quoted market prices generally
are   not  available  for  all  of   the
Company's     financial     instruments.
Accordingly,  fair values are  based  on
judgments  regarding  current   economic
conditions,   risk  characteristics   of
various financial instruments and  other
factors.    These   estimates    involve
uncertainties and matters of judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

          A  description of the  methods
and  assumptions  used to  estimate  the
fair   value  of  each  class   of   the
Company's financial instruments is as follows:

          Cash,  receivables, inventory,
prepaid   expenses,  accounts   payable,
accrued  expenses, and deferred  service
contract income are recorded at carrying
amounts which approximate fair value due
to   the   short   maturity   of   these
instruments.

         The fair value of the Company's
notes    payable   and   capital   lease
obligations  are based on quoted  market
prices  for similar issues of  debt  and
capital  leases  with similar  remaining
maturities   and  terms,  the   carrying
amounts approximate fair value.

    New Accounting Pronouncements

     Statement  of Financial  Accounting
Standards No. 121, "Accounting  for  the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of"
(SFAS  No.  121) issued by the Financial
Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after

       New   Accounting   Pronouncements
(Continued)

December  15,  1995.  The  new  standard
establishes  new  guidelines   regarding
when  impairment  losses  on  long-lived
assets,   which   include   plant    and
equipment,      certain     identifiable
intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

     Statements of Financial  Accounting
Standards No. 123, "Accounting for Stock-
Based   Compensation"  (SFAS  No.   123)
issued   by   the  Financial  Accounting
Standards   Board   is   effective   for
specific transactions entered into after
December  15, 1995, while the disclosure
requirements  of  SFAS   No.   123   are
effective  for financial statements  for
fiscal  years  beginning no  later  than
December  15,  1995.  The  new  standard
establishes  a  fair  value  method   of
accounting  for stock-based compensation
plans  and for transactions in which  an
entity  acquires goods or services  from
non-employees  in  exchange  for  equity
instruments.  At the present  time,  the
Company  has not determined if  it  will
change  its accounting policy for  stock
based  compensation or only provide  the
required       financial       statement
disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown.

    Statement of Financial Standards No.
125,   "Accounting  for  Transfers   and
Servicing   of  Financial   Assets   and
Extinguishments  of  Liabilities"  (SFAS
No.   125)   issued  by  the   Financial
Accounting Standards Board is  effective
for transfers and servicing of financial
assets     and    extinguishments     of
liabilities occurring after December 31,
1996.    SFAS  No.  125  requires   that
liabilities and derivatives incurred  or
obtained  by transferors as  part  of  a
transfer   or   financial   assets    be
initially  measured at  fair  value  and
that servicing assets and other retained
interests  in the transferred assets  be
measured   by  allocating  the  previous
carrying amount between the assets sold,
if  any, and retained interests, if any,
based  on their relative fair values  at
the date of transfer.  SFAS No. 125 also
requires   that  servicing  assets   and
liabilities be subsequently measured  by
amortization in proportion to  and  over
the  period  of estimated net  servicing
income or loss and assessment for  asset
impairment or increased obligation based
on  their  fair values.  Under SFAS  No.
125,  debtors are required to reclassify
financial  assets pledged as  collateral
and that secured parties recognize those
assets  and their obligation  to  return
them  in certain circumstances in  which
the  secured party has taken control  of
those  assets.  Finally,  SFAS  No.  125
requires    that    a    liability    be
derecognized if and only if  either  the
debtor pays the creditor and is relieved
of  its obligation for the liability  or
the  debtor  is  legally  released  from
being  the  primary  obligor  under  the
liability  either judicially or  by  the
creditor.   Therefore, the liability  is
not considered extinguished by an in-substance defeasance. The Company does not expect adoption of SFAS No. 125 to have a material effect on its financial position or results of operations.


NOTE 2 - RECEIVABLES


          Receivables are summarized as follows:

                                                     August 31,
                                                 1996        1995

      Trade accounts                          $1,716,784   $1,584,185
   Allowance for uncollectible accounts          (38,220)     (24,098)

                                              $1,678,564   $1,560,087


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:


                                                   August 31,
                                               1996        1995

 Machinery and equipment                      $217,926   $207,591
 Furniture and fixtures                       214,203    170,370
 Leasehold improvements                        63,201     61,474
 Data processing equipment                    950,860    649,244
                                              1,446,190  1,088,679
 Accumulated depreciation                     (966,082)  (838,674)

      Totals                                  $480,108   $250,005



   Included in property and equipment at
August 31, 1996 and 1995 are machinery and equipment and furniture and fixtures under capital lease agreements in the amount of $149,212 and $124,005 with related accumulated amortization thereon of $100,238 and $74,178.

NOTE 4 - NOTES PAYABLE TO BANK

                                                         August 31,
                                                      1996       1995

    A line of credit of $400,000 with a bank with
    interest at the bank's prime rate plus 1.75%
    (10% at August 31, 1996) and maturing
    February 1, 1997.                                $100,000    $100,000


    Note payable to a bank with interest at the
    bank's prime rate plus 2.5% (10.75% at
    August 31, 1996) maturing on June 30, 1998,
    and collateralized by substantially all of
    the Company's assets.  The note is subject
    to minimum principal repayment terms of
    $10,000 a month.  As such, the balance
    at year end represents a current liability.        91,875      46,084

    Total notes payable                              $191,875    $146,084



          The notes payable to bank  are
covered by two note agreements that require the Company to meet certain covenants, including various financial ratios. At August 31, 1996, the Company was in compliance with all financial and non-financial covenants.


NOTE 5 - COMMITMENTS

    Operating Leases

          The Company leases office  and
warehouse space in Calabasas, California
under  a non-cancelable operating  lease
expiring  in fiscal 1998.  There  is  an
option   to  renew  the  lease  for   an
additional  five year term.   Under  the
terms of the lease, the Company received
nine months of free rent.  In accordance
with  Statement of Financial  Accounting
Standards   No.   13  the   Company   is
recognizing rental expense with  respect
to the facility lease on a straight line
basis   which   has  resulted   in   the
recognition of a liability for deferred rent as of August 31, 1996 and 1995.
The Company also leases office space in Boulder, Colorado.

          Future  minimum lease payments
under   the  facility  leases   are   as
follows:



         Fiscal year ending                  Facilities

         1997                                 $198,248
         1998                                   31,838

   Total minimum lease payments               $230,086



         Rent expense for the year ended
August  31,  1996, 1995,  and  1994  was
approximately  $205,000,  $219,000   and
$229,000.

    Capital Leases

           The  Company  leases  certain
machinery  and  equipment and  furniture
and fixtures under leases classified  as
capital  leases due to the existence  of
bargain purchase options.  The following
is a schedule by years of future minimum
lease   payments  under  capital  leases
together with the present value of the net minimum lease payments as of August
31, 1996:



                                                        Capital
         Fiscal year ending                             Leases

               1997                                     $33,035
               1998                                      18,319
               1999                                       4,987
         Total minimum lease payments                    56,341
         Amount representing interest                    (7,602)
         Present value of minimum lease payments         48,739
         Current portion                                (27,489)

         Capital lease obligations, net of
           current portion                              $21,250



NOTE 6 - STOCK OPTION PLANS AND WARRANTS

          In  1982, the Company  adopted
the 1982 Non-Qualified Stock Option Plan
(the  "Non-Qualified Plan") and the 1982
Incentive  Stock Option Plan ("Incentive
Plan").

          Under the Non-Qualified  Plan,
as  amended, options may be  granted  by
the  Company  to purchase up  to  80,000
common  shares  (officers and  directors
could acquire no more than 48,000 common
shares).   Options could not be  granted
at a price less than 80 percent of the fair market value of the common shares on the date of grant. No option can be exercised during the first year of the option term and each option granted terminated no later than five years from the date of grant.

          Under  the Incentive Plan,  as
amended, options may be granted  by  the
Company to purchase up to 120,000 common
shares  (officers  and  directors  could
acquire  no  more  than  60,000   common
shares).   Options could not be  granted
at  a price less than 100 percent of the
fair  market value of the common  shares
on  the  date  of  grant  for  officers,
directors  and employees who owned  less
than  10 percent of the Company's common
shares and not less than 110 percent  of
fair  market  value for those  officers,
directors  and employees  who  owned  10
percent or more of the Company's  common
shares.   No option can be exercised  if
the optionee had been previously granted
an option that had not been exercised or
had  not  expired.   No  option  can  be
exercised during the first year of the option term and each option granted terminated no later than five years from the date of grant.

           The  1982  Non-Qualified  and
Incentive   Plans   expired   in   1992.
Subsequently,  the Company  adopted  the
1992 Non-Qualified Stock Option Plan and
the  1992  Incentive Stock Option  Plan.
The  1992 plans are essentially the same
as   the   1982   plans   with   certain
exceptions.    Under   the   1992   Non-
Qualified Plan, as amended, options  may
be granted by the Company to purchase up
to  200,000 common shares (officers  and
directors  may  acquire  no  more   than
100,000  common shares) and  no  options
may  be granted at a price less than 85%
of  the  fair market value of the common
shares on the date of grant.  Under  the
1992  Incentive  Plan,  options  may  be
granted by the Company to purchase up to
400,000  common  shares  (officers   and
directors  may  acquire  no  more   than
200,000 common shares). The 1992 plans expire in 2002.

NOTE 6 - STOCK OPTION PLANS AND WARRANTS
(Continued)

          Activity  under the  1982  and
1992 plans through August 31, 1996 is summarized below:



                         Non-Qualified Plans        Incentive Plans

                        Number      Per Share     Number      Per Share
                          of        Exercise        of         Exercise
                        Shares       Price        Shares        Price


September 1, 1993       100,000    $0.45-$1.38    159,209     $0.45-$1.13
 Granted                 25,000    $1.44-$1.58     25,000     $1.25-$1.38
 Expired                (41,000)   $0.45-$0.61    (53,800)    $0.45-$1.10

August 31, 1994         84,000     $0.45-$1.58    130,409     $   1.38
Granted                 25,000     $1.25-$1.38    102,000     $1.25-$2.25
 Expired                     -                    (16,670)    $1.10-$2.25
 Exercised                   -                     (3,330)    $   1.10

August 31, 1995        109,000     $0.45-$1.58    212,409     $   2.25
 Granted                25,000     $1.75-$1.93    115,000     $1.75-$2.25
 Expired                     -               -    (48,209)    $ .45-$2.25
   Exercised           (34,000)    $   0.45       (51,200)    $    .45

August 31, 1996        100,000     $1.25-$1.93    228,000     $1.03-$2.25
Exercisable at
 August 31, 1996        37,500     $1.25-$1.93     55,165     $1.03-$2.25

Available for grant
 at August 31, 1996    100,000                    127,791



NOTE 6 - STOCK OPTION PLANS AND WARRANTS
(Continued)

     During fiscal 1996, 1995 and  1994,
the Company also granted special options
approved  by  the Board of Directors  to
officers  and  directors  and  financial
consultants.   The  options  have   been
granted at the fair market value at the date of grant and are exercisable over periods ranging two to five years after which they expire. The special options are summarized as follows:



                                     Number       Per Share
                                       of          Exercise
                     Issued to       Shares         Price         Expires


September 1, 1993                    451,000      $1.00-$1.38
Granted              Consultants     100,000         $1.00           1999

August 31, 1994                      551,000      $1.00-$1.38
Granted              Consultants      15,000         $1.50           1996

August 31, 1995                      566,000      $1.00-$1.38
Granted              Directors        49,755         $2.25           2000

August 31, 1996                      615,755      $1.00-$2.25


         As part of a public offering in
October 1985, the Company sold 1,530,000
warrants that were initially exercisable
at $2.00 per share through September 30,
1990.   As  a result of a reverse  stock
split, five warrants were required to purchase one common share. The warrants expired on September 30, 1994.

            In   connection   with   the
acquisition of PRX Pharmacy  Systems  on
October  21,  1992, the  Company  issued
warrants  to  purchase  391,581   common
shares.   The  warrants were exercisable
at   $1.03   per  share  and  were   all
exercised   during  fiscal  year   ended
August 31, 1995 and the Company received net proceeds of $390,188.


NOTE 7 - RELATED PARTIES

          Net  sales for the year  ended
August 31, 1996 and 1995, includes sales
of $159,101 and $382,157 to an entity of
which  a director of the Company  is  an
officer.   There were no  related  party
transactions  during  the  fiscal   year
ended August 31, 1994.

NOTE 8 - SETTLEMENT OF LITIGATION

          The Company was a defendant in
a lawsuit brought by a customer alleging
breach   of  warranties  and  fraudulent
misrepresentation  with  respect  to   a
computer  system sold to  the  customer.
During  the  third fiscal quarter  ended
May  31,  1995, the Company  reached  an
agreement   to  settle  the  litigation.
Although  the  Company did  not  believe
there   was  merit  in  the  plaintiff's
claims  or  that  the  plaintiff   would
eventually  prevail in  the  litigation,
the  Company  agreed to  the  settlement
because  it  did  not believe  that  any
eventual recovery it might receive would
justify  the  legal  expenses   it   was
incurring  to  continue the  litigation.
The  settlement includes a cash  payment
of  $25,000.   All  payments  under  the
settlement were made during fiscal year ended August 31, 1995.

NOTE 9 - INCOME TAXES

          The provision for income taxes
consist of the following:



                                         1996           1995       1994


    Current taxes:
      Federal                        $        -     $       -   $       -
      State                              12,190         2,000       5,000


                                         12,190         2,000       5,000


    Change in valuation allowance      (514,600)            -           -


     Provision  for  income taxes     $(502,410)    $   2,000   $   5,000




          The provision for income taxes
differs from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:



                                           1996        1995      1994

Computed provision for taxes
  based on income at statutory rate        34.0%       34.0%     34.0%
State taxes, net of benefit of state
  net operating loss carryforward           6.0        22.3       3.3
Tax benefit of federal net
  operating loss carryforward             (34.0)      (34.0)    (34.0)
Reduction in valuation allowance         (114.0)          -         -
                                         (108.0)%      22.3%      3.3%



           NOTE   9   -   INCOME   TAXES
(Continued)

          Deferred income taxes  reflect
the   net   tax  effects  of   temporary
differences between the carrying amounts
of  assets and liabilities for financial
reporting purposes and the amounts  used
for  income  tax purposes.   Significant
components of the Company's deferred tax assets and liabilities as of August 31, 1996 and 1995 are as follows:

                                                 August 31,
                                             1996           1995
Deferred tax assets:
Allowance for doubtful accounts         $    15,700    $    10,000
 Inventory reserves and uniform
 capitalization                             110,400         77,000
 Accrued vacation                            58,100         60,000
 Deferred revenue                           147,000        157,000
 Depreciation and amortization               15,800        280,000
 Net operating loss carryforwards           837,300        935,000
     Tax credits                            129,300        130,000
       Total deferred tax assets          1,313,600      1,649,000
Deferred tax liability:
Capitalized software costs                 (284,400)      (459,000)
       Net deferred tax assets            1,029,200      1,190,000
Valuation allowance                        (514,600)    (1,190,000)

                                        $   514,600    $         -


         At August 31, 1996, the Company
had    federal   net   operating    loss
carryforwards available to offset future
taxable    income    of    approximately
$2,465,000  that  begin  to  expire   in
fiscal  2001 and investment and research
and     experimentation    tax    credit
carryforwards available to offset future
income   tax  payable  of  approximately
$130,000 that begin to expire in  fiscal
1997.   The  Tax  Reform  Act  of   1986
contains  provisions  which  limit   the
amount  of  tax  credits  that  can   be
utilized in subsequent years.

               CREATIVE COMPUTER APPLICATIONS, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Concluded)




     For the year ended August 31, 1995,
the   Company  established  a  valuation
allowance equal to the net deferred  tax
asset  as the Company could not conclude
that  it  was more likely than not  that
the   deferred   tax  asset   could   be
realized.  For the year ended August 31,
1996,   the  Company  re-evaluated   the
valuation    allowance    taking    into
consideration  prior  earnings  history,
projected  operating  results  and   the
reversal  of  temporary tax differences.
As  a  result, the Company  reduced  the
valuation allowance to $514,600  or  50%
of the net deferred tax asset.

NOTE   10   -  SUPPLEMENTAL  CASH   FLOW
INFORMATION


            Supplemental cash flow
information is as follows:

                                      1996       1995       1994

         Interest paid               $35,800   $44,126    $51,171


         Supplemental non-cash investing
         and financing activity included:

         During fiscal 1996,
         the Company acquired a computer with a cost of $23,286 under a capital lease agreement.

         During fiscal 1995,
         the Company issued 6,100 common shares with a market value of $10,292 in payment of accrued vacation obligations.

         During fiscal 1994,
         the Company issued 60,000 common shares with a market value of $45,000 in payment of public relations services.

         During fiscal 1994,
         the Company acquired a copy machine with a cost of $23,275 under a capital lease agreement.


Exhibit 11

               CREATIVE COMPUTER APPLICATIONS, INC.

             COMPUTATION OF EARNINGS PER COMMON SHARE




                                                 Year ended August 31,
                                          1996          1995        1994



ENDING MARKET PRICE PER SHARE          $     1.75   $     1.69  $      1.43

AVERAGE MARKET PRICE PER SHARE         $     1.85   $     2.10  $      1.02

NET  INCOME                            $  967,797   $    6,970  $   145,044
PRIMARY EARNINGS PER SHARE:
 Shares:
   Weighted average number of
   common shares outstanding            2,772,615    2,500,772    2,314,704
   Shares issuable upon exercise
   of options and warrants                731,000      800,200      289,200
   Shares assumed to be repurchased
   under the treasury stock
   method (1)(2)                         (496,689)    (437,626)    (235,663)

   Adjusted weighted average number
   of common shares outstanding         3,006,926    2,863,346    2,368,241
  Primary  earnings per share          $      .32   $      .00   $      .06

FULLY DILUTED EARNINGS PER SHARE:
 Shares:
   Weighted average number of common
       shares   outstanding             2,772,615    2,500,772    2,314,704
   Shares issuable upon exercise of
   options and warrants                   731,000      800,200    1,106,886
   Shares assumed to be repurchased
   under the treasury  stock
   method (1)(2)                         (496,689)    (437,626)    (841,772)
Adjusted weighted average number
   of common shares outstanding         3,006,926    2,863,346    2,579,818
     Fully diluted earnings
     per share                         $      .32   $      .00   $      .06




(1)   Shares assumed to be repurchased
      under the treasury stock method:
      Primary  common stock  equivalents
      are assumed to be repurchased at
      average market price.

      Fully   diluted   common   stock
      equivalents are assumed to be
      repurchased at the greater of average or ending market price.

      Shares  assumed  to  be  repurchased
      under the treasury stock method are limited to 20% of the number of shares outstanding at the end of the period in accordance with Accounting
      Principals Board Statement No. 15.

(2)   Shares assumed to be repurchased
      under the treasury stock method were
      based on proceeds of assumed options and warrants of $918,875, $919,015 and
      $ 240,140 for the years ended August 31, 1996, 1995 and 1994. For the year  ended August 31,  1994,  the
      shares assumed to be repurchased under the treasury stock method for fully diluted earnings per share was based on proceeds of $1,203,776.