Form 10QSB
period 1996-11-30
CREATIVE COMPUTER APPLICATIONS INC
filed 1997-01-13
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB



(Mark One)

[X      ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended November 30, 1996

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,824,865 common shares as of December 27, 1996

Transitional Small Business Disclosure Format (check one):
                Yes                 No    X


FORM 10-QSB



I N D E X



PART I - Financial Information:                             PAGE

Condensed Balance Sheets, as at November 30,
    1996 and August 31, 1996                                 3

Condensed Statements of Income for the
    three months ended November 30,
    1996 and November 30, 1995                               4

Condensed Statements of Cash Flows
    for the three months ended November 30,
    1996 and November 30, 1995                               5

Notes to Condensed Financial Statements                      6

Management's Discussion and Analysis
    or Plan of Operation                                     6


PART II - Other Information:

Items 1 through 6                                            8

Signatures                                                   8

PART 1 - FINANCIAL INFORMATION



CONDENSED BALANCE SHEETS

                                           November  30,     August 31,
                                               1996           1996   *
                                                    (Unaudited)
	ASSETS
CURRENT ASSETS:
        Cash                                 $   408,621    $   253,201
        Receivables                            1,610,620      1,678,564
        Inventories                              668,058        642,787
        Prepaid expenses and
        other assets                             113,837         86,881
        Deferred tax asset                       437,000        437,000

        TOTAL CURRENT ASSETS                   3,238,136      3,098,433

PROPERTY AND EQUIPMENT, net                      587,184        480,108
INVENTORY OF COMPONENT PARTS                     137,857        148,357
CAPITALIZED SOFTWARE COSTS, net
of accumulated amortization
of $243,509 and $446,632                         748,009        693,696
INTANGIBLES, net                                 302,758        315,551
OTHER ASSETS                                      23,099         23,480
DEFERRED TAX ASSET                                77,600         77,600

        TOTAL ASSETS                         $ 5,114,643    $ 4,837,225

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Notes payable to bank                $   120,000    $   191,875
        Accounts payable                         536,677        306,321
	Accrued liabilities:
                Vacation Pay                     172,120        157,106
                Other                            446,834        426,341
        Deferred service contract income         398,798        464,076
	Capital lease obligations,
         current portion                          26,691         27,489

        TOTAL CURRENT LIABILITIES              1,701,120      1,573,208

NOTES PAYABLE TO BANK, NET OF
 CURRENT PORTION                                  57,296              0
CAPITAL LEASE OBLIGATIONS, net
 of current portion                               15,303         21,250
DEFERRED RENT                                     27,685         35,235

        TOTAL LIABILITIES                      1,801,404      1,629,693

SHAREHOLDERS' EQUITY:
	Preferred shares, no par
         value; 500,000 shares
         authorized; no shares
         outstanding                                   -              -

        Common shares, no par
         value; 20,000,000 shares
         authorized; 2,824,865 and
         2,820,915 shares outstanding          5,720,495      5,714,570

        Accumulated deficit                   (2,407,256)    (2,507,038)
        TOTAL SHAREHOLDERS' EQUITY             3,313,239      3,207,532


                                             $ 5,114,643    $ 4,837,225

See Notes to Financial Statements.
* As presented in the audited financial statements

CONDENSED STATEMENTS OF INCOME


                                       Three Months Ended November 30,
                                              1996            1995

                                                 (unaudited)
NET SYSTEM SALES AND SERVICE REVENUE
        System sales                       $ 1,166,153      $ 1,221,494
        Service revenue                        568,418          494,040
                                             1,734,571        1,715,534

COST OF PRODUCTS AND SERVICES SOLD
        System sales                           599,631          603,174
        Service revenue                        315,657          290,146
                                               915,288          893,320

        Gross profit                           819,283          822,214

OPERATING EXPENSES:
	Selling, general and
         administrative                        574,183          468,989

        Research and development               134,387          137,524

                                               708,570          606,513

        Operating income                       110,713          215,701

INTEREST AND OTHER INCOME                        1,219              456

INTEREST EXPENSE                                (5,798)          (7,565)

        Income before taxes on income          106,134          208,592

TAXES ON INCOME                                 (6,350)         (16,600)

NET INCOME                                      99,784          191,992

EARNINGS PER COMMON SHARE (Note 2):        $       .03      $       .06


WEIGHTED AVERAGE NUMBER OF COMMON
	SHARES AND COMMON STOCK
        EQUIVALENTS OUTSTANDING              3,019,099        3,023,905

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

                                           Three Months Ended November 30,
                                                 1996            1995
                                                     (unaudited)
OPERATING ACTIVITIES:
  Net income                               $    99,784      $   191,992
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
       Depreciation and amortization           104,916           92,788
        Provision for possible losses           (2,136)          10,056

  Changes in operating assets and
     liabilities:
       Receivables                              70,081         (253,717)
       Inventories                             (25,271)          59,696
       Prepaid expenses and other assets       (34,506)         (29,376)
       Accounts payable                        230,356          (76,357)
       Accrued liabilities                     (29,771)         (39,196)

       Net cash provided by (used in)
         operating activities                  413,453          (44,114)

INVESTING ACTIVITIES
       Additions to property and equipment    (146,634)         (20,792)
       Capitalized software costs              (96,000)         (67,500)
           Net cash used in investing
            activities                        (242,634)         (88,292)

FINANCING ACTIVITIES:
  Additions to (payments on)
   notes payable, net                          (14,579)          67,000
  Decrease in capital lease obligations,
   net of payments                              (6,745)         (13,899)
       Exercise of Stock Option                  5,925            1,890
       Net cash provided by (used in)
        financing activities                   (15,399)          54,991

NET INCREASE (DECREASE) IN CASH                155,420          (77,415)

Cash, beginning of period                      253,201          377,813

Cash, end of period                        $   408,621      $   300,398

See notes to financial statements.



NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.	In the opinion of management, the accompanying
unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 1996 and August 31, 1996, the results of its operations for the three months ended November 30, 1996 and 1995, and cash flows for the three months ended November 30, 1996 and November 30, 1995.

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


Results of Operations

		Sales for the first quarter of fiscal 1997 ended November 30, 1996 increased by $19,037 or 1% compared to the same quarter of fiscal 1996. When analyzed by product category, sales of Clinical Information Systems (CIS) decreased $142,649 or 14%, sales of data acquisition products increased $84,883 or 50% and service and other revenues increased $76,803 or 15%. The increase in sales is primarily attributable to an increase in the sales of data acquisition products and service revenues, offset by a fewer number of Clinical Information Systems shipped during the quarter. The Company's new CIS products have continued to receive interest from the healthcare market which resulted in new orders for such products during the quarter and a marked increase in new quotations for potential sales. The increase in service revenues is indicative of a greater number of accounts under contract.

		Cost of sales for the first quarter of 1997 increased by $21,968 or 2% as compared to the same quarter of 1996. The increase in cost of sales was primarily attributable to an increase in labor costs of $15,998 or 6% and an increase in other costs of $37,266 or 13%. The increases were partially offset by a decrease in material costs of $31,296 or 10%. The decrease in material costs is attributable to a greater volume of software only revenues that improve gross margins and a lower volume of sales of Clinical Information Systems. Cost of sales as a percentage of sales increased to 53% in the current fiscal quarter as compared to 52% in the same quarter of fiscal 1996.

		Selling and administration expenses increased $105,194 or about 22% for the current quarter compared to the same quarter of 1996. The increase was primarily attributable to planned expenditures in sales and marketing associated with the Company's CIS products. Management anticipates the increased level of sales and marketing expenditures to continue in future quarters as the Company expands its sales and marketing activities related to the sale of its CIS products across a broader market spectrum.

		In fiscal 1996 management restructured its sales and marketing activities, including the recruitment of a Vice President of Sales and Business Development. The Company also began strategic joint marketing partnerships with other companies which improved the Company's market penetration. Management views the near term outlook for the continued sale of CIS products favorably during the first half of the 1997 fiscal year. However, the Company's future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual periods.

		Research and Development expense decreased $3,137 or about 3% for the current quarter as compared to the same quarter of 1996. The Company continues to expend considerable resources on new product development and product enhancements which should continue for the foreseeable future. In addition, the Company has also initiated the design phase of new CIS products that will require increased development expenditures in future periods.

		As a result of the aggregate factors discussed above the Company earned net income of $99,784 or $.03 per share for the first fiscal quarter ended November 30, 1996 compared to $191,992 or $.06 per share for the same quarter a year ago.

Capital Resources and Liquidity

		As of November 30, 1996, the Company's working capital amounted to $1,537,016 compared to $1,525,225 at August 31, 1996. The ratio of the Company's current assets to current liabilities was approximately 1.9 to 1 at November 30, 1996 compared to 2.0 to 1 at August 31, 1996.

		The Company's bank line of credit as of November
30, 1996 amounted to approximately $700,000, of that amount $178,000 was outstanding as of that date. The Company was in compliance with all covenants and financial ratios required by its bank as of November 30, 1996.

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

          Exhibit 27 - Financial Data Schedule.

     (b)  There were no reports filed on Form 8-K
          during the quarter ended November 30, 1996.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	CREATIVE COMPUTER APPLICATIONS, INC.
	(Company)



Date  January 10, 1997		/S/  Steven M. Besbeck
				Steven. M. Besbeck, President
				Chief Executive Officer, Chief
				Financial Officer



Date  January 10, 1997		/S/  Carol Bessel
				Carol Bessel,
                                Controller and Chief Accounting
				Officer



Exhibit 11

CREATIVE COMPUTER APPLICATIONS, INC.

COMPUTATION OF EARNINGS PER COMMON SHARE

                                               Three Months ended
                                                 November 30,
                                             1996             1995


ENDING MARKET PRICE PER SHARE              $      2.13      $      1.75

AVERAGE MARKET PRICE PER SHARE             $      1.86      $      1.79

NET INCOME                                 $    99,784      $   191,992

PRIMARY EARNINGS PER SHARE:
   Shares:
     Weighted average number of
      common shares outstanding              2,824,207        2,735,715
     shares issuable upon exercise
      of options and warrants                  671,000          816,000
     Shares assumed to be repurchased
      under the treasury stock
      method (1) (2)                          (476,108)        (527,810)

   Adjusted weighted average number
    of common shares outstanding             3,019,099        3,023,905

   Primary earnings per share              $       .03      $       .06


FULLY DILUTED EARNINGS PER SHARE:
   Shares:
     Weighted average number of
      common shares outstanding              2,824,207        2,735,715
   Shares issuable upon exercise
     of options and warrants                   681,000          816,000
   Shares assumed to be repurchased
     under the treasury
     stock method (1) (2)                     (424,817)        (139,000)
   Adjusted weighted average
     number of common shares outstanding     3,080,390        3,412,715

   Fully diluted earnings per share        $       .03      $       .06


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

(2)	Shares assumed to be repurchased under the treasury stock
          method were based on proceeds of assumed options of $885,560 for primary and $904,860 for fully diluted for the period ended November 30, 1996.





CREATIVE COMPUTER APPLICATIONS, INC.

CREATIVE COMPUTER APPLICATIONS, INC.