Form 10QSB
period 1997-02-28
CREATIVE COMPUTER APPLICATIONS INC
filed 1997-04-09
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB



(Mark One)

[X      ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,832,865 common shares as of March 24, 1997.

Transitional Small Business Disclosure Format (check one):
		Yes			No	X


FORM 10-QSB



I N D E X



PART I - Financial Information:                     PAGE

Condensed Balance Sheets, as at February
28, 1997 and August 31, 1996                          3

Condensed Statements of Income for the
three months ended February 28, 1997
and February 29, 1996                                 4

Condensed Statements of Income for
the six months ended February 28, 1997
and February 29, 1996                                 5

Condensed Statements of Cash Flows for
the six months ended February 28, 1997
and February 29, 1996                                 6

Notes to Condensed Financial Statements               7

Management's Discussion and Analysis or
Plan of Operation                                     7


PART II - Other Information:

Items 1 through 6                                     9

Signatures                                            9




PART 1 - FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
____________________________________

                                           February 28,      August 31,
                                              1997             1996  *
                                           (Unaudited)
                            ASSETS
CURRENT ASSETS:
   Cash                                    $  205,577       $  253,201
   Receivables                              2,069,171        1,678,564
   Inventories                                674,045          642,787
   Prepaid expenses and other assets          104,838           86,881
   Deferred tax asset                         437,000          437,000

          TOTAL CURRENT ASSETS              3,490,631        3,098,433

PROPERTY AND EQUIPMENT, net                   559,274          480,108
INVENTORY OF COMPONENT PARTS                  127,357          148,357
CAPITALIZED SOFTWARE COSTS, net of
    accumulated amortization of
    $291,319 and $446,632                     796,199          693,696
INTANGIBLES, net                              289,966          315,551
OTHER ASSETS                                   22,721           23,480
DEFERRED TAX ASSET                             77,600           77,600

          TOTAL ASSETS                     $5,363,748       $4,837,225

 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Notes payable to bank              $  320,000       $  191,875
        Accounts payable                      472,050          306,321
	Accrued liabilities:
                Vacation Pay                  175,549          157,106
                Other                         415,367          426,341
  Deferred service contract income            446,179          464,076
  Capital lease obligations,
    current portion                            24,189           27,489

          TOTAL CURRENT LIABILITIES         1,853,334        1,573,208

NOTES PAYABLE TO BANK, NET OF
  CURRENT PORTION                              27,296                0
CAPITAL LEASE OBLIGATIONS, net of
  current portion                              10,797           21,250
DEFERRED RENT                                  20,134           35,235

          TOTAL LIABILITIES                 1,911,561        1,629,693

SHAREHOLDERS' EQUITY:
 Preferred shares, no par value;
   500,000 shares authorized; no
   shares outstanding                               -                -
 Common shares, no par value;
   20,000,000 shares authorized;
   2,832,865 and 2,820,915 shares
   outstanding                              5,732,135        5,714,570
 Accumulated deficit                       (2,279,948)      (2,507,038)
          TOTAL SHAREHOLDERS' EQUITY        3,452,187        3,207,532


                                           $5,363,748       $4,837,225

See Notes to Financial Statements.
* As presented in the audited financial statements


CONDENSED STATEMENTS OF INCOME

                                                 Three Months Ended
                                                  February 28 & 29,
                                               1997            1996

	(unaudited)
NET SYSTEM SALES AND SERVICE REVENUE
        System sales                       $1,337,303       $  937,260
        Service revenue                       502,262          510,531
                                            1,839,565        1,447,791

COST OF PRODUCTS AND SERVICES SOLD
        System sales                          630,674          453,015
        Service revenue                       335,036          310,031
                                              965,710          763,046

        Gross profit                          873,855          684,745

OPERATING EXPENSES:
	Selling, general and
        administrative                        600,117          483,186

        Research and development              134,216          124,218

                                              734,333          607,404

        Operating income                      139,522           77,341

INTEREST AND OTHER INCOME                       1,325              889

INTEREST EXPENSE                              (10,690)         (15,510)

      Income before taxes on income           130,157           62,720

TAXES ON INCOME                                (2,850)          (3,700)

NET INCOME                                 $  127,307       $   59,020

EARNINGS PER COMMON SHARE (Note 2):        $      .04       $      .02



WEIGHTED AVERAGE NUMBER OF COMMON
	SHARES AND COMMON STOCK
        EQUIVALENTS OUTSTANDING             2,995,355        3,295,998

See Notes to Financial Statements.


CONDENSED STATEMENTS OF INCOME

                                                 Six Months Ended
                                                 February 28 & 29,
                                              1997             1996

                                                   (unaudited)

NET SYSTEM SALES AND SERVICE REVENUE
        System sales                       $2,503,456       $2,158,755
        Service revenue                     1,070,680        1,004,570
                                            3,574,136        3,163,325

COST OF PRODUCTS AND SERVICES SOLD
        System sales                        1,230,305        1,056,189
        Service revenue                       650,693          600,177
                                            1,880,998        1,656,366

        Gross profit                        1,693,138        1,506,959

OPERATING EXPENSES:
	Selling, general and
        administrative                      1,174,300          952,175

        Research and development              268,603          261,742

                                            1,442,903        1,213,917

        Operating income                      250,235          293,042

INTEREST AND OTHER INCOME                       2,544            1,345

INTEREST EXPENSE                              (16,488)         (23,075)

        Income before taxes on income         236,291          271,312

TAXES ON INCOME                                (9,200)         (20,300)

NET INCOME                                 $  227,091       $  251,012

EARNINGS PER COMMON SHARE (Note 2):        $      .08       $      .09



WEIGHTED AVERAGE NUMBER OF COMMON
	SHARES AND COMMON STOCK
        EQUIVALENTS OUTSTANDING             3,008,355        3,282,090

See Notes to Financial Statements.


CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

                                              Six Months Ended
                                              February 28 & 29,
                                                1997        1996

	(unaudited)
OPERATING ACTIVITIES:
   Net income                              $  227,091       $  251,012
   Adjustments to reconcile
   net income to net cash provided
   by operating activities:
      Depreciation and amortization           222,189          166,461
      Provision for possible losses             4,078           (4,068)
      Changes in operating assets and
      liabilities:
           Receivables                       (394,685)        (156,334)
           Inventories                        (31,258)          76,923
           Prepaid expenses and
           other assets                       (33,058)         (24,511)
           Accounts payable                   165,729         (136,515)
           Accrued liabilities                (10,428)          79,460

           Net cash provided by
             operating activities             149,658          252,428

INVESTING ACTIVITIES
	Additions to property and
           equipment                         (164,515)        (192,341)
        Capitalized software costs           (192,000)        (135,000)
           Net cash used in investing
              activities                     (356,515)        (327,341)

FINANCING ACTIVITIES:
	Additions to (payments on)
        notes payable, net                    155,421           35,069
	Decrease in capital lease
        obligations, net of payments          (13,753)         (18,033)
                Exercise of Stock Options      17,565            1,890
		Net cash provided by
                financing activities          159,233           18,926

NET DECREASE IN CASH                          (47,624)         (55,987)

Cash, beginning of period                     253,201          377,813

Cash, end of period                        $  205,577       $  321,826

See notes to financial statements.


NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.	In the opinion of management, the accompanying
unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of February 28, 1997 and August 31, 1996, the results of its operations for the three months and six months ended February 28, 1997 & February 29, 1996, and cash flows for the six months ended February 28, 1997 and February 29, 1996.

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


Results of Operations

		Sales for the second quarter of fiscal 1997 ended February 28, 1997 increased by $391,774 or 27% compared to the same quarter of fiscal 1996. For the six month period ended February 28, 1997 sales increased $410,811 or 13% compared to the same period in fiscal 1996. When analyzed by product category for the quarter and six month periods, sales of Clinical Information Systems increased $415,945 or 67% and $273,295 or 16% respectively, sales of data acquisition products decreased $18,321 or 6% and increased $66,562 or 14% respectively, and service and other revenues decreased by $5,849 or 1% and increased $70,954 or 7% respectively. The Company's new CIS products have continued to receive interest from the healthcare market which resulted in increased new orders for such products during the quarter and a marked increase in new quotations for potential sales. The increase in service revenues for the six month period is indicative of a greater number of accounts under contract.

		In the second half of fiscal 1996 management restructured its sales and marketing activities, including the recruitment of a Vice President of Sales and Business Development. The Company also began strategic joint marketing partnerships with other companies which improved the Company's market penetration. Management views the near term outlook for the continued sale of CIS products favorably during the second half of the 1997 fiscal year. However, the Company's future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual periods.

		Cost of sales for the second quarter and six month period ended February 28, 1997 increased by $202,664 or 27% and $224,632 or 14% respectively as compared to the same quarter and six month period of 1996. For the quarter and six month period the increase in costs of sales was primarily attributable to an increase in material costs of $118,836 or 65% and $87,540 or 18% respectively, and increases in other costs of $63,809 or 25% and $101,075 or 18% respectively, and by increases in labor costs of $20,019 or 6% and $36,017 or 6% respectively. The overall increases were attributable to a higher volume of sales of Clinical Information Systems and data acquisition products in the current quarter and six month period ending February 28, 1997. For the current quarter and six month period ended February 28, 1997, cost of sales as a percentage of sales decreased to 52% from 53% and increased to 53% from 52% respectively.

		Selling and administration expenses increased $116,931 or 24% and $222,125 or 23% in comparing the current quarter and six months ending February 28, 1997 with the same periods of fiscal 1996. The increase was primarily attributable to planned expenditures in sales and marketing associated with the Company's CIS products. Management anticipates the increased level of sales and marketing expenditures to continue in the second half of fiscal 1997 as the Company expands its sales and marketing activities related to the sale of its CIS products across a broader market spectrum.


		Research and Development expense increased $9,998 or 8% and $6,861 or 3% for the current quarter and six months ending February 28, 1997 compared to the same periods of fiscal 1996. The increases were primarily attributable to a greater amount of labor costs incurred in the current periods due to a number of new software products in development.

		As a result of the aggregate factors discussed above the Company earned net income of $127,307 or $.04 per share and $227,091 or $.08 per share for the current quarter and six month period ending February 28, 1997 compared to net income of $59,020 or $.02 per share and a net income of $251,012 or $.09 per share in the comparable quarter and six month period one year ago.

Capital Resources and Liquidity

		As of February 28, 1997, the Company's working capital amounted to $1,637,297 compared to $1,525,225 at August 31, 1996. The ratio of the Company's current assets to current liabilities was approximately 1.9 to 1 at February 28, 1997 compared to 2.0 to 1 at August 31, 1996.

		The Company's bank line of credit as of February
28, 1997 amounted to approximately $580,000, of that amount $347,000 was outstanding as of that date. The Company was in compliance with all covenants and financial ratios required by its bank as of February 28, 1997.

		The Company believes that its cash flows from operations together with its bank credit facilities should be sufficient to fund its working capital requirements for its 1997 fiscal year.


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

(b)	There were no reports filed on Form 8-K during
	the quarter ended February 28, 1997.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	CREATIVE COMPUTER APPLICATIONS, INC.
	(Company)



Date:   April 4, 1997         /S/  Steven M. Besbeck
                              Steven. M. Besbeck, President
                              Chief Executive Officer, Chief
                              Financial Officer



Date:   April 4, 1997         /S/  Carol Bessel
                              Carol Bessel,Controller and Chief
                              Accounting Officer



Exhibit 11

CREATIVE COMPUTER APPLICATIONS, INC.

COMPUTATION OF EARNINGS PER COMMON SHARE


                                Six Months Ended        Three Months Ended
                                February 28 & 29,        February 28 & 29,

                                1997         1996        1997         1996

ENDING MARKET PRICE
  PER SHARE                  $     1.50   $     2.25   $    1.50   $    2.25


AVERAGE MARKET PRICE
  PER SHARE                  $     1.81   $     1.86   $    1.75   $    1.93


NET INCOME                   $  227,091   $  251,012   $ 127,307   $  59,020

PRIMARY EARNINGS PER
  SHARE:
     Shares:
Weighted average
  number of common
  shares outstanding          2,828,198    2,737,815   2,831,532   2,737,815
Shares issuable upon
  exercise of options
  and warrants                  663,000      927,755     623,000     927,755
Shares assumed to be
  repurchased under the
  treasury stock method
  (1) (2)                        (82,843)   (383,480)   (459,177)   (369,572)

Adjusted weighted
 average number of
 common shares
 outstanding                   3,008,355   3,282,090   2,995,355   3,295,998

Primary earnings per share:    $     .08   $     .09   $     .04   $     .02


FULLY DILUTED EARNINGS
 PER SHARE:
     Shares:

Weighted average number
of common shares outstanding   2,828,198   2,737,815   2,831,532   2,737,815
   Shares issuable upon
   exercise of options and
   warrants                      663,000     927,755     623,000     927,755
Shares assumed to be
  repurchased under the
  treasury stock method
  (1) (2)                       (482,843)  ( 317,010)   (459,177)   (317,010)
Adjusted weighted average
  number of common shares
  outstanding                  3,008,355   3,348,560   2,995,355   3,348,560

Fully diluted earnings
 per share:                    $     .08   $     .09   $     .04   $     .02


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

(2)	Shares assumed to be repurchased under the treasury stock
method were based on proceeds of assumed options of $873,946 &
$803,560 for primary and fully diluted for the six months & three months ending February 28, 1997.





CREATIVE COMPUTER APPLICATIONS, INC.

CREATIVE COMPUTER APPLICATIONS, INC.