Form 10QSB
period 1997-05-31
CREATIVE COMPUTER APPLICATIONS INC
filed 1997-07-11
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB




(Mark One)

[X	]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1997

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,849,865 common shares as of July 2, 1997

Transitional Small Business Disclosure Format (check one):

			Yes		No	X



CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB



I N D E X



PART I - Financial Information:        PAGE

Condensed Balance Sheets, as at
May 31, 1997 and August 31, 1996         3

Condensed Statements of Income
for the three months ended May 31,
1997 and May 31, 1996                    4

Condensed Statements of Income
for the nine months ended May 31,
1997 and May 31, 1996                    5

Condensed Statements of Cash Flows
for the nine months ended May 31,
1997 and May 31, 1996                    6

Notes to Condensed Financial
Statements                               7

Management's Discussion and
Analysis or Plan of Operation            7


PART II - Other Information:

Items 1 through 6                        9

Signatures                               9

CREATIVE COMPUTER APPLICATIONS, INC.

PART 1 - FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
____________________________________

                                             May 31,         August 31,
                                              1997             1996  *
                                           (Unaudited)
                       ASSETS
CURRENT ASSETS:
        Cash                                $  358,187        $  253,201
        Receivables                          2,160,500         1,678,564
        Inventories                            627,926           642,787
        Prepaid expenses and other assets      123,912            86,881
        Deferred tax asset                     437,000           437,000

           TOTAL CURRENT ASSETS              3,707,525         3,098,433

PROPERTY AND EQUIPMENT, net                    538,366           480,108
INVENTORY OF COMPONENT PARTS                   116,857           148,357
CAPITALIZED SOFTWARE COSTS, net of
   accumulated amortization of
   $339,006 and $446,632                       844,513           693,696
INTANGIBLES, net                               277,173           315,551
OTHER ASSETS                                    22,343            23,480
DEFERRED TAX ASSET                              77,600            77,600

      TOTAL ASSETS                          $5,584,377        $4,837,225

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Notes payable to bank               $  317,296        $  191,875
        Accounts payable                       402,846           306,321
	Accrued liabilities:
                Vacation Pay                   173,655           157,106
                Other                          407,537           426,341
        Deferred service contract income       643,673           464,076
	Capital lease obligations,
          current portion                       20,449            27,489

        TOTAL CURRENT LIABILITIES            1,965,456         1,573,208

CAPITAL LEASE OBLIGATIONS, net of
    current portion                              6,129            21,250
DEFERRED RENT                                   12,584            35,235

                TOTAL LIABILITIES            1,984,169         1,629,693

SHAREHOLDERS' EQUITY:
  Preferred shares, no par value; 500,000
    shares authorized; no shares
    outstanding                                      -                 -
  Common shares, no par value; 20,000,000
    shares authorized; 2,849,865 and
    2,820,915 shares outstanding             5,752,635         5,714,570
  Accumulated deficit                       (2,152,427)       (2,507,038)

    TOTAL SHAREHOLDERS' EQUITY               3,600,208         3,207,532


                                            $5,584,377        $4,837,225

See Notes to Financial Statements.
* As presented in the audited financial statements

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED STATEMENTS OF INCOME



                                            Three Months Ended May 31,
                                              1997              1996

                                                    (unaudited)
NET SYSTEM SALES AND SERVICE REVENUE
        System sales                       $1,223,380       $  964,876
        Service revenue                       512,291          519,148
                                            1,735,671        1,484,024

COST OF PRODUCTS AND SERVICES SOLD
        System sales                          556,206          399,204
        Service revenue                       362,154          346,653
                                              918,360          745,857

        Gross profit                          817,311          738,167

OPERATING EXPENSES:
  Selling, general and administrative         572,291          558,331

        Research and development              146,115          139,907

                                              718,406          698,238

        Operating income                       98,905           39,929

INTEREST AND OTHER INCOME                      39,956              999

INTEREST EXPENSE                               (9,341)          (6,213)

        Income before taxes on income         129,520           34,715

TAXES ON INCOME                                (2,000)          (2,800)

NET INCOME                                 $  127,520       $   31,915

EARNINGS PER COMMON SHARE (Note 2):        $      .04       $      .01



WEIGHTED AVERAGE NUMBER OF COMMON
	SHARES AND COMMON STOCK
        EQUIVALENTS OUTSTANDING             3,038,984        3,321,924

See Notes to Financial Statements.


CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED STATEMENTS OF INCOME



                                            Nine Months Ended May 31,
                                              1997            1996

                                                  (unaudited)


NET SYSTEM SALES AND SERVICE REVENUE
     System sales                         $3,726,836      $3,123,631
     Service revenue                       1,582,971       1,523,718
                                           5,309,807       4,647,349

COST OF PRODUCTS AND SERVICES SOLD
     System sales                          1,786,511       1,455,392
     Service revenue                       1,012,847         946,830
                                           2,799,358       2,402,222

        Gross profit                       2,510,449       2,245,127

OPERATING EXPENSES:
     Selling, general and
        administrative                     1,746,591       1,510,506

        Research and development             414,718         401,650

                                           2,161,309       1,912,156

        Operating income                     349,140         332,971

INTEREST AND OTHER INCOME                     42,500           2,344

INTEREST EXPENSE                             (25,829)        (29,288)

     Income before taxes on income           365,811         306,027

TAXES ON INCOME                              (11,200)        (23,100)

NET INCOME                                $  354,611      $  282,927

EARNINGS PER COMMON SHARE (Note 2):       $      .12      $      .10



WEIGHTED AVERAGE NUMBER OF COMMON
	SHARES AND COMMON STOCK
        EQUIVALENTS OUTSTANDING            3,012,782       3,321,924


See Notes to Financial Statements.


CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

                                              Nine Months Ended May 31,
                                                1997          1996

                                                   (unaudited)

OPERATING ACTIVITIES:
   Net income                               $  354,611     $  282,927
   Adjustments to reconcile
     net income to net cash provided by
     operating activities:
         Depreciation and amortization         340,133        289,088
         Provision for possible losses           2,777          3,142
   Changes in operating assets and
     liabilities:
         Receivables                          (484,713)        81,473
         Inventories                            14,861         34,090
         Prepaid expenses and other assets     (59,682)       (52,187)
         Accounts payable                       96,525       (189,551)
         Accrued liabilities                   177,342         11,385

   Net cash provided by
     operating activities                      441,854        460,367

INVESTING ACTIVITIES
  Additions to property and equipment         (190,193)      (292,888)
  Capitalized software costs                  (288,000)      (202,500)
      Net cash used in investing
         activities                           (478,193)      (495,388)

FINANCING ACTIVITIES:
  Additions to (payments on) notes
    payable, net                               125,421        (24,209)
  Decrease in capital lease obligations,
     net of payments                           (22,161)       (21,795)
  Exercise of Stock Options                     38,065         38,340
     Net cash provided by (used in)
       financing activities                    141,325         (7,664)

NET INCREASE (DECREASE) IN CASH                104,986        (42,685)

Cash, beginning of period                      253,201        377,813

Cash, end of period                         $  358,187     $  335,128

See notes to financial statements.


CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.	In the opinion of management, the accompanying
unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 1997 and August 31, 1996, the results of its operations for the three months and nine months ended May 31, 1997
& May 31, 1996, and cash flows for the nine months ended May 31, 1997 and May 31, 1996.

Note 2.	Earnings per common share are computed by dividing
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

   Statement of Financial Standards No. 128, Earnings
Per Share (SFAS 128) is effective for financial statements issued for periods ending after December
15, 1997, including interim periods. Earlier application is not permitted. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement.
It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented.
The Company has not determined the effect on its EPS from the adoption of this statement.


Item 2.	Management's Discussion and Analysis of Results of
Operations and Financial Condition

		This following section of the report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.


Results of Operations

		Sales for the third quarter of fiscal 1997 ended May 31, 1997 increased by $251,647 or 17% compared to the same quarter of fiscal 1996. For the nine month period ended May 31, 1997 sales increased $662,458 or 14% compared to the same period in fiscal 1996. When analyzed by product category for the quarter and nine month periods, sales of Clinical Information Systems increased $246,568 or 34% and $519,863 or 22% respectively, sales of data acquisition products increased $9,666 or 5% and $76,228 or 11% respectively, and service and other revenues decreased by $4,587 or 1% and increased $66,367 or 4% respectively. The Company's new CIS products have continued to receive acceptance from the healthcare market which resulted in increased new orders for such products during the quarter and a marked increase in new quotations for potential sales. The increase in service revenues for the nine month period is indicative of a greater number of accounts under contract.

		In the second half of fiscal 1996 management restructured its sales and marketing activities, including the recruitment of a Vice President of Sales and Business Development. The Company also began strategic joint marketing partnerships with other companies which improved the Company's market penetration. Management views the near term outlook for the continued sale of CIS products favorably during the remainder of the 1997 fiscal year. However, the Company's future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual periods.

		Cost of sales for the third quarter and nine month period ended May 31, 1997 increased by $172,503 or 23% and $397,136 or 17% respectively as compared to the same quarter and nine month period of 1996. For the quarter and nine month period the increase in costs of sales was primarily attributable to an increase in material costs of $78,617 or 52% and $166,158 or 26% respectively, and increases in other costs of $77,436 or 30% and $178,511 or 22% respectively, and by increases in labor costs of $16,450 or 5% and $52,467 or 6% respectively. The overall increases were attributable to a higher volume of sales of Clinical Information Systems and data acquisition products in the current quarter and nine month period ending May 31, 1997. The quarter ending May 31, 1996, has been restated in the accompanying financial statements to reflect the reclassified amortization of capitalized software of $83,722 and is included in cost of sales. For the current quarter and nine month period ended May 31, 1997, cost of sales as a percentage of sales increased to 53% from 50% and increased to 53% from 52% respectively.

		Selling and administration expenses increased
$13,960 or 3% and $236,085 or 16% in comparing the current quarter and nine months ending May 31, 1997 with the same periods of fiscal 1996. The increase was primarily attributable to

CREATIVE COMPUTER APPLICATIONS, INC.


planned expenditures in sales and marketing associated with the Company's CIS products. Management anticipates the increased level of sales and marketing expenditures to continue in the remainder of fiscal 1997 as the Company expands its sales and marketing activities related to the sale of its CIS products across a broader market spectrum.

		Research and Development expense increased $6,208 or 4% and $13,068 or 3% for the current quarter and nine months ending May 31, 1997 compared to the same periods of fiscal 1996. The increases were primarily attributable to a greater amount of labor costs incurred in the current periods due to a number of new software products in development.

		As a result of the aggregate factors discussed above the Company earned net income of $127,520 or $.04 per share and $354,611 or $.12 per share for the current quarter and nine month period ending May 31, 1997 compared to net income of $31,915 or $.01 per share and a net income of $282,927 or $.10 per share in the comparable quarter and nine month period one year ago.

Capital Resources and Liquidity

                As of May 31, 1997, the Company's working capital amounted to $1,742,069 compared to $1,525,225 at August 31, 1996. The ratio of the Company's current assets to current liabilities was approximately 1.9 to 1 at May 31, 1997 compared to 2.0 to 1 at August 31, 1996.

                The Company's bank line of credit as of May 31, 1997 amounted to approximately $580,000, of that amount $317,000 was outstanding as of that date. The Company was in compliance with all covenants and financial ratios required by its bank as of May 31, 1997.

		The Company believes that its cash flows from operations together with its bank credit facilities should be sufficient to fund its working capital requirements for its 1997 fiscal year.


Seasonality, Inflation and Industry Trends

The Company sales are generally lower in the summer and higher in the fall and winter. Inflation has had no material effect on the Company business since the Company has been able to adjust the prices of its products and services. Management believes that most phases of the healthcare segment of the computer systems industry will continue to be competitive and that the changes taking place in healthcare will have a long term positive impact on its business. In addition, management believes that the industry will experience more significant technological advances which will improve the quality of service and reduce costs. The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings, and by constantly enhancing its software applications.


CREATIVE COMPUTER APPLICATIONS, INC.

PART II - OTHER INFORMATION


Items 1 through 5.  NOT APPLICABLE

Item 6.	Exhibits and Reports on Forms 8-K

(a)	Exhibit 11 - Statement re: computation of per share
earnings.
Exhibit 27 - Financial Data Schedule.

(b)	There were no reports filed on Form 8-K during the quarter
ended May 31, 1997.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	CREATIVE COMPUTER APPLICATIONS, INC.
	(Company)



Date:  July 11, 1997           /S/  Steven M. Besbeck
                               Steven. M. Besbeck, President
                               Chief Executive Officer, Chief
                               Financial Officer



Date:  July 11, 1997           /S/  Carol Bessel
                               Carol Bessel, Controller
                               and Chief Accounting Officer

CREATIVE COMPUTER APPLICATIONS, INC.

Exhibit 11


COMPUTATION OF EARNINGS PER COMMON SHARE


                                Nine Months Ended      Three Months Ended
                                     May  31,                May  31,

                                1997        1996        1997        1996
ENDING MARKET PRICE
   PER SHARE                $     1.63  $     2.13   $     1.63  $     2.13


AVERAGE MARKET PRICE
   PER SHARE                $     1.85  $     1.91   $     1.94  $     2.01


NET INCOME                  $  354,611  $  282,927   $  127,520  $   31,915

PRIMARY EARNINGS PER
 SHARE:
   Shares:
 Weighted average
    number of common
    shares outstanding       2,830,698   2,752,015    2,835,698   2,752,015
 Shares issuable
    upon exercise of
    options and
    warrants                   638,000     953,755      648,000     953,755
 Shares assumed to be
    repurchased under
    the treasury stock
    method (1) (2)          (  455,916) (  383,846)  (  444,714) (  383,846)
 Adjusted weighed average
   number of common shares
   outstanding               3,012,782   3,321,924    3,038,984   3,321,924

Primary earnings per share: $      .12  $      .10   $      .04  $      .01


FULLY DILUTED EARNINGS
 PER SHARE:
  Shares:
   Weighted average
    number of common
    shares outstanding       2,830,698   2,752,015    2,835,698   2,752,015
  Shares issuable upon
    exercise of options and
    warrants                   638,000     953,755      648,000     953,755
  Shares assumed to be
    repurchased under the
    treasury stock method
    (1)(2)                  (  455,916) (  383,846)  (  444,714) (  383,846)
Adjusted weighted average
 number of common shares
 outstanding                 3,012,782   3,321,924    3,038,984   3,321,924

Fully diluted earnings
  per share:                $      .12  $      .10   $      .04  $      .01


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

(2)	Shares assumed to be repurchased under the treasury stock
method were based on proceeds of assumed options
    of $843,445 & $862,745 for primary and fully diluted for the nine months & three months ending May 31, 1997.





CREATIVE COMPUTER APPLICATIONS, INC.