Form 10KSB
period 1997-08-31
CREATIVE COMPUTER APPLICATIONS INC
filed 1997-11-24
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND 	EXCHANGE ACT OF 1934 [FEE REQUIRED]  For the fiscal
year ended August 31, 1997.

OR

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________ to _______________

Commission file number 0-12551

CREATIVE COMPUTER APPLICATIONS, INC.
(Name of Small Business Issuer in its charter)

California                                   95-3353465
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

26115-A Mureau Road
Calabasas, California                         91302
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number:                 (818) 880-6700

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                         [  ]

Issuer's revenues for its most recent fiscal year ended August 31, 1997 were $7,119,381.

As of November 10, 1997, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately
$3,600,000.

As of November 10, 1997, the Company had 2,864,865 shares of its common stock outstanding.

Transitional Small Business Disclosure (check one):
		Yes  __		No  X

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11 and 12 of Part III of this report are hereby incorporated by reference from the Company's Definitive Proxy
Statement which will be filed within 120 days of the Company's fiscal year.


PART I


Item 1.  Business.

	The following report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.


Business Description

        Creative Computer Applications, Inc. (CCA or the Company) develops, assembles, markets, installs, and services computer based Clinical Information Systems for use in hospitals, clinics, reference laboratories, and other healthcare institutions. Clinical information is data that is gathered concerning each individual patient's health condition, diagnosis, and treatment that is used by doctors, nurses and other healthcare providers. CCA's products are used to provide automation of information that facilitates the operation of clinical departments and allows the rapid recording and processing of information that can be communicated, documented, and delivered to healthcare providers. Currently, CCA markets a Laboratory Information System under the name CyberLAB II(registered trademark), a Pharmacy Information System under the name of CyberMED(trademark), a Radiology Information System under the name CyberRAD(trademark), a Financial Management System for outpatient billing and accounts receivable and other related application modules. Additional application software products are in development or are planned to be developed in the future. The Company is also actively seeking to license or acquire other synergistic software products and operating businesses to add to its expanding product and service activities. The Company operates in a single industry segment.
The general offices and operational headquarters are located at 26115-A Mureau Road, Calabasas, CA 91302. The telephone number is 818/880-6700.

        The Company's business consists of three operational areas:
(1) Clinical Information Systems products, (2) service of its client's installations, and (3) data acquisition products. Product lines consist of Laboratory Information Systems, Pharmacy Information Systems, Radiology Information Systems, Financial Management Systems, and Data Acquisition products. The Company sells its products and systems directly through its own sales force and through joint marketing relations with other companies. In addition, the Company sells its data acquisition products to original equipment manufacturers (OEM) and provides out source services.


History and Business Development

        Since its inception as a California corporation in 1978, the Company has been primarily engaged in the development, manufacture, and service of Clinical Information Systems and data acquisition products that automate the collection and management of data for the healthcare industry.

        Upon its formation, the Company initially designed and assembled custom data interfaces for various customers to use with specific automated and semi-automated testing devices. By January 1982, the Company had expanded its initial prototype data interface and data entry console products into a line of off-the-shelf interfaces for a wide variety of instrumentation technology. Subsequently, the Company transformed this technology into turnkey information processing and Laboratory Information Systems (LIS). As of August 31, 1997, the Company had sold over 550 Clinical Information Systems and currently supports approximately 370 active installations, that are used in over 500 sites.

        The percentage of the Company's net sales attributable to the sale and licensure of Clinical Information Systems, including data acquisition product sales, accounted for approximately 70% of the total revenues in fiscal year 1997, 67% in fiscal year 1996, and 67% in fiscal year 1995. Management believes that the percentage of the Company's net sales attributable to its sales of Clinical Information Systems activities will continue at a similar rate in fiscal 1998 as in the current fiscal year.

        By automating the collection and organization of patient clinical data, the Company's systems and data acquisition products reduce operating costs and increase the efficiency of healthcare providers. In recent years, the healthcare industry has come under increasing pressure to control costs from government regulatory agencies and third party payers of medical expenses, as well as from increased competition in the healthcare industry in general. The need to contain healthcare costs has led to pressure to decrease or control the costs of the various components of healthcare. Management believes the pressure to contain healthcare costs can be expected to increase in the foreseeable future. The Company is continuing its research and development activities to develop products which will reduce operating costs, improve patient care, and provide efficiencies in the healthcare industry.

        During fiscal 1992, the Company's board of directors determined that the Company should pursue a diversification program through acquisition and new product development to expand the Company's business to encompass other products that could service other clinical departments in hospitals and multi-specialty clinics. The objective of the diversification was to transform the Company into a multi-product vendor of Clinical Information Systems that would eventually include laboratory, radiology, pharmacy, therapies, and other related clinical applications. The Company has successfully pursued this program and by the end of its 1996 fiscal year had accomplished the completion of its pharmacy and radiology products and had begun to successfully sell all its products as an integrated package.

        Management believes that there are significant opportunities to market a multiple range of clinical applications to existing as well as new customers. Furthermore, the Company's existing software and hardware support organization and its sales and marketing personnel have been employed to service and market additional products. Management also believes there is synergy between the various clinical departments in hospitals and multi-specialty clinics. It is therefore intended to provide integration of the various departmental clinical applications to aid in patient treatment and management.

        In September 1992, the Company commenced the development of a computerized Radiology Information System CyberRAD(trademark). CyberRAD(trademark)is a UNIX based product with open systems architecture and has linkage to the Company's existing financial management product. The Company began marketing CyberRAD(trademark) in August 1995, although additional enhancements are still under development.

        In October 1992, the Company consummated the acquisition of the assets of PRX Pharmacy Systems (PRX) from Western States Pharmacy Consultants, Ltd., a privately owned company, of Boulder, Colorado. PRX developed computerized Pharmacy Information Systems that are sold to hospitals and outpatient facilities to manage pharmacy departments. PRX also supported a base of over 130 installations. Since the acquisition, the Company has made significant enhancements to the pharmacy product, and the inpatient and outpatient products were merged together. The PRX name was dropped and the new product renamed CyberMED(trademark).


Clinical Information Systems

        For laboratories, the Company has integrated its software applications and data acquisition technology into Laboratory
Information Systems which are sold under its tradename CyberLAB II(registered trademark). The Company offers systems on Compaq(registered trademark), IBM(registered trademark) and Hewlett Packard(registered trademark) computers. Extensive applications for a wide variety of laboratory testing and quality control procedures, including hematology, immunology, chemistry, microbiology, drug testing, toxicology, urinalysis, blood bank, and cytology testing, are available with the Company's systems. File management, data base management, bedside specimen collections, remote communications, and financial management, including billing and accounts receivable options, are also available.

        The Company's systems are scaleable enabling a wide range of users to employ them. The Company's systems are designed around flexible parameterized software which enables the customer to tailor the software for its individual needs. The Company's Laboratory Information Systems are used by laboratories testing up to 15,000 patient samples a day, which includes approximately 95% of the clinical laboratory market.

        CyberLAB II(registered trademark) as well as CyberMED(trademark) and CyberRAD(trademark) operate under UNIX and are sold independently or as an integrated turnkey system and may be networked together or become part of an enterprise-wide network. In fiscal 1997, the Company developed a number of new features, and enhancements to CyberLAB II(registered trademark) including medical necessity decision support capabilities and an expanded microbiology module. Additional enhancements and new modules are currently under development.

        The Company's Pharmacy Information Systems, which are sold under the trademark CyberMED(trademark), integrate inpatient, outpatient and long term care applications into a highly integrated software product. CyberMED(trademark) integrates unit dose, IVPB/TPN, controlled substances, floor stock, inventory control, and kinetics functions.
It performs labor intensive operations such as patient profiling, medication administration reporting, drug inventory control, drug interactions, and patient billing. An optional purchasing module can electronically place orders with suppliers and determine the fastest moving drugs, as well as track drug usage and costs.
CyberMED(trademark) supports several third party data base services for integrated drug interactions, pricing, and patient informational disclosures that are required by regulations.

        CyberRAD(trademark), the Company's Radiology Information System, is also hybrid in its design that allows its employment in inpatient and outpatient settings. Applications include extensive scheduling, reporting, film tracking, transcription and clinical functionality.
A mammography module that meets FDA requirements has been integrated into the CyberRAD(trademark) system.

        The Company's Clinical Information Systems support extensive communication capabilities to both Hospital Information Systems and Clinic Information Systems for which the Company has developed system interfaces for a variety of settings. The Company's Clinical Information Systems support networking capabilities and are employed in certain settings that consist of multiple sites. In addition, different types of enterprises such as hospital and affiliated outpatient clinics can use the Company's systems to integrate their activities together. The communication interfaces often support bi-directional data capabilities whereby demographic and test order requests are transmitted to the Clinical Information Systems and, in turn, billing information and test results are re-transmitted to the host system. The Clinical Information Systems support their own order communications and test results subsystems that have been employed in other accounts that have relied on the Clinical Information System's communications capabilities. Management believes that communications to other systems allowing connectivity between clinical systems such as CyberLAB II(registered trademark), CyberMED(trademark), and CyberRAD(trademark), and administrative information systems are becoming increasingly important functional requirements in the marketability of its products. The Company has focused considerable attention on the communication and connectivity capabilities of its products and plans to further develop these capabilities as opportunities present themselves.

	The Company has developed standard seamless integration and network connectivity for all its products through user selected network topologies (Ethernet, Token Ring) network protocols (TCP/IP, IPX/SPX), and network operating systems (Novell, LAN Manager, Microsoft NT.) Although each application has been carefully configured to operate as a stand alone product, all can be operated as an integrated package, residing on a shared platform or network, thereby eliminating the need for multiple interfaces, duplicate information handling, and their associated costs. During fiscal
1997 the Company completed the development of CyberLINK(trademark) a software integration and communications module that integrates all of its own clinical applications and provides a single communications gateway to or from other vendors' software products.

        The Company has designed its products to incorporate open systems architecture and to conform to computer industry standards which enable them to be more easily integrated with other vendors products. Healthcare industry standards including health level seven (HL7) and ASTM are employed throughout the Company's software products. All of the Company's application products are either millennium compliant or are in the final stages of conversion to millennium compliance. In addition, the Company designed the millennium changes so they are backward compatible, thereby providing a simple upgrade path for its installed base of clients.
The work associated with the conversion to millennium compliance has not posed a significant investment for the company other than the allocation of staff resources. Although the conversion may delay or postpone other projects, it has not had, nor is it expected to have, a material adverse effect on the Company's business.


Data Acquisition Products

        The Company's data acquisition products, which consist of data interfaces, data entry consoles and intelligent disk systems, are designed to increase the efficiency and accuracy of on-line data acquisition in biomedical laboratories by automating the collection and organization of test data. Each of the Company's data acquisition products uses a microcomputer performing a specific discrete task. All of the Company's data acquisition products are "plug-in" compatible with each other, enabling an end user to easily expand its system. The Company's data acquisition products conserve central computer resources, lower hardware costs and significantly reduce costs of installation and system expansion, meeting the cost-containment needs of healthcare organizations.

        The Company's data acquisition products are designed to be compatible with virtually all currently available computer systems and are designed for installation by persons without technical skills or training. Management believes that the Company markets the widest line of data acquisition products designed for use by biomedical laboratories currently available. As of August 31, 1997, the Company had sold more than 11,000 of its data acquisition products in the United States and abroad.

        Most laboratory tests, such as blood cell counts and blood serum chemistry analyses, are performed by free-standing automated testing instruments. These instruments produce hard data, such as computer printouts. The Company has developed intelligent links, or "data interfaces", which enable these free-standing automated testing devices to "talk to" and automatically enter data into the laboratory's central computer. By eliminating the production of hard data and the resulting need to transcribe the data, interfaces save time and labor and reduce human error. The Company currently sells over 500 different interface configurations for use with a wide variety of automated biomedical testing devices. The Company also develops new data interfaces for products introduced into the market upon request.

        The Company also sells a product to collect data at the patients bedside known as CyberMate(registered trademark), a hand-held computer which permits phlebotomists to download specimen collection orders from CyberLAB(registered trademark)into a battery operated hand-held computer, make their rounds based upon information displayed on CyberMate's(registered trademark) screen, and update collection status information as they collect specimens. The updated status information is uploaded into CyberLAB (registered trademark) via a system communication/battery charging device.


Service

        The Company provides comprehensive service to its installed base of system clients through its own service organization. The Company offers both software support service through a twenty-four
(24) hour "hotline" and field service for hardware repair. In some instances the Company relies on third parties to service hardware components that it sells, especially in the case of computers supplied by IBM(registered trademark) and Hewlett Packard(registered trademark). The Company services its own data acquisition products and related software, including peripherals used as part of its CIS products, under service contracts offered to end users. The Company's long term inventory requirements for its service and repair business are significant.

        The Company's service revenues for fiscal 1997 increased by approximately 5% from the previous fiscal year and they are expected to grow as the installed base of system clients grows. The Company believes that the ability to offer comprehensive service to its clients is a competitive advantage and solidifies a long term relationship with its customer accounts. The recurring revenue stream associated with this activity is a significant part of the Company's business. In addition, the ability to offer long term service often leads to add-on sales opportunities for sales of peripheral components, data acquisition products and upgrades to newer computers and software applications.

	During fiscal 1996 the Company began an extensive project to install a new help desk/service support system to automate the Company's service activities in order to provide better service to its customers. During fiscal 1997 the system was integrated throughout the Company on a wide area network and linked its California and Colorado facilities and its field personnel. To date, approximately $400,000 has been expended for the project.

	The Company believes that the service of its clients is of utmost importance to its long term success and business strategy. Accordingly a great deal of emphasis is being placed on upgrading its service organization and expanding the services that the company offers. During fiscal 1997 the Company recruited a director of client services, a manager of technical services, promoted a person to manage field training, and recruited other personnel to augment its service and implementation staff. Additional personnel will be added in fiscal 1998 to further augment the Company's service and implementation operations.


Significant Contracts and Programs

        The Company entered into a contract in November 1989 with Laboratory Corporation of America (LCA) formerly, Roche Biomedical Laboratories, Inc., a subsidiary of Hoffman La Roche, Inc., to provide LCA with custom software applications and the Company's data acquisition products for use in LCA's laboratory facilities throughout the United States. As of August 31, 1997 the Company had approximately 130 departmental results processing systems and over 500 of its data acquisition products in twenty-four LCA laboratories. Development of further software applications continues and management anticipates that LCA will acquire several more data acquisition products for fiscal 1998

        During the 1997 fiscal year, there were no contracts or programs which generated over 10% of the Company's net sales.


Product Development

        The market for the Company's products is characterized by rapid and significant technological change. The Company's ability to compete in the market and to operate successfully depends in part on its ability to react to such change. During the Company's 1997, 1996 and 1995 fiscal years, amounts (inclusive of capitalized software) equal to approximately 14%, 13% and 13%, respectively, of the Company's net sales were expended for research and development. The Company continues to expend a significant amount of resources for the development of new products, and for the development of additional enhancements to existing products.

        The Company has planned product development projects over the next three years that include a new anatomical pathology system, a data warehouse for all its systems, and a clinical work station that will include system-wide order communications, inquiry and decision support. The Company has also developed a Web server that allows orders and inquiry via standard Internet browsers into the Company's clinical applications. In addition, the Company has designed an incremental client server architecture that allows for the migration of the Company's existing application products to a client server environment. At the same time, graphical user interfaces are being incorporated into the Company's clinical applications The Company has developed relationships with several major vendors of analytical testing instruments which provide the Company with specifications of new products when developed in order for the Company to develop data acquisition products for use with these products. The Company also develops, in certain instances at the customer's expense, application software to meet the customer's special needs.

        Research and development expenditures amounted to approximately $570,000 in fiscal 1997, $461,000 in fiscal 1996 and $465,000 in fiscal 1995. Such expenditures were attributable to systems development, including the development of new Laboratory, Radiology, and Pharmacy Information Systems applications, and enhancements to those products. The Company's applications are compiled under Microfocus COBOL which provides a standard code structure for the system applications while other imbedded process code is written in C. By employing Microfocus' run-time modules for UNIX, the Company is able to port to a variety of hardware platforms with ease. The Company has successfully ported its software applications from Compaq(registered trademark) to IBM(registered trademark) RISC 6000 Systems, Data General Aviion systems(registered trademark), and to Hewlett Packard (registered trademark) HP 9000 RISC Systems.
This portability capability has allowed the Company to become "platform independent" in vending its software products where some customers may be predisposed to certain hardware brands.


Distribution and Marketing

        From its inception, the Company has sold its products and systems directly to the healthcare industry through its own sales and marketing personnel, as well as indirectly through original equipment manufacturers ("OEM's") and through joint marketing relations with other companies. The Company markets all its products throughout the United States, Canada and the Carribean. At present, the Company's direct field sales force consists of five salespersons. In addition, the Company's management and seven technical specialists assist in sales activities. Management anticipates that at least one marketing support person will be added to the Company's sales and marketing department in fiscal 1998.

        During fiscal 1997 the Company increased its direct telemarketing activities and commenced new promotional activities. The Company promotes its products by attending industry trade meetings at national and regional levels. The Company also markets an upgrade program in order to help customers upgrade their existing systems. In addition, the Company has formed informal joint marketing arrangements with other companies that have compatible products and services which have increased sales penetration in the marketplace.

        Historically, the Company established user groups in order to encourage users of its Clinical Information Systems to participate in helping the Company continue to better serve its customers. The focus of the user groups is to encourage open group communications with the Company about a range of subjects, including service and support and new product enhancements. During fiscal 1997 the user groups were reorganized and consolidated into a single national symposium. Since the Company has experienced success in vending multiple products to its clients the national symposium proved to be a good forum to discuss general topics, such as the Company's strategy and product direction, and provided an opportunity to focus on specific application issues in breakout sessions. The Company also scheduled free advanced training courses prior to the symposium that had considerable attendance by its clients. The Company intends to continue the symposium format during fiscal 1998.

        The Company also publishes newsletters and articles which are intended to expand communication with existing and potential customers. During fiscal 1998 the Company intends to invest in new collateral materials, including new product marketing literature, and enhancements to its Web page.

        The Company has OEM contracts to sell its products to a number of vendors of hospital Laboratory Information Systems and analytical instrumentation, including HBOC and Columbia Health Care.

        Prices for the Company's data acquisition products range from $1,595 for a special data entry console to $9,995 for a host query bi-directional interface. During the fiscal year ended August 31, 1997, prices received by the Company for its Clinical Information Systems with application and operating system software ranged from approximately $80,000 to over $350,000. The sales price varies depending on the type of system purchased and the configuration of hardware and related software ordered by the customer.


Competition

        The Company markets its data acquisition products to hospital, clinic, reference, research, veterinary and other healthcare providers directly and through OEM customers. Management believes that it has competition for its data acquisition products from at least one other competitor. However, there are alternative technological means to accomplish the tasks that its data acquisition products provide. There can be no assurance that additional companies will not enter this field or that significant competition for the Company's data acquisition products will not develop.

        The Company has significant competition in the Clinical Information Systems business from several competitors, many of whom are larger concerns that may offer a wider array of products in addition to competitive clinical applications. Management believes, however, that few competing Laboratory Information Systems offer the Company's variety of data interfaces, add-on capability and flexibility that allows the systems to be user definable so that they can be employed in different types of settings. The multi-site and multi-disciplinary or hybrid nature of the Company's products are a strong selling point. Most of the Company's competitors have designed their products for the hospital environment; therefore, they are not as flexible and are less suitable for other types of operations. With respect to its Pharmacy Information Systems, the Company believes it has a competitive advantage because of CyberMED's(trademark) robust features, flexibility, and integrated outpatient, inpatient, and long term care functionality.

        The Company has made a concerted effort to emphasize the sale of software and de-emphasize the sale of hardware, which is less profitable. Accordingly the Company often times installs its software applications in customers sites on existing hardware or in conjunction with other vendor's applications. This has led to better margins and more market opportunities.

        The principal competitive factors in the Company's business are technological competence, diversity of product line, price and performance characteristics, product quality, capability and reliability, marketing and distribution networks, service and support, ability to attract and retain trained technical employees and business reputation. The Company believes that it has competitive advantages in many of these areas. During fiscal 1997 the Company sold 49 new system applications to 39 clients.


Manufacturing and Suppliers

        The Company has utilized computers manufactured by several suppliers for its Clinical Information Systems in the past and currently uses computers manufactured by Compaq(registered trademark), IBM(registered trademark), and Hewlett Packard(registered trademark). Management believes that other computers which can be used in the Company's systems, with appropriate software modifications, are readily available from several suppliers. The Company has entered into an agreement with Compaq(registered trademark) as a sub-dealer and with IBM(registered trademark) and Hewlett Packard (registered trademark) as industry re-sellers. These arrangements provide for volume purchase discounts, cooperative marketing programs, and the sublicensure of certain software and technical assistance.

        The Company's data acquisition products are assembled by its employees and subcontractors from prefabricated subassemblies which are built by independent electronics assembly companies. Management believes there are many competent subassembly companies within the immediate vicinity of the Company's business location. The Company obtains the components of its data acquisition products from a variety of suppliers and is not dependent on any one supplier for products.


Warranties and Product Liability

        The Company warrants that its products conform to their respective functional specifications. The Company's products and components are warranted against faulty materials and workmanship for 90 days, in the case of its data acquisition products, and six months, in the case of software and hardware incorporated in its Laboratory, Radiology, and Pharmacy Information Systems. Direct costs associated with the initial warranties have been insignificant. The computers which the Company currently sells as part of its Clinical Information Systems are subject to the warranties of their manufacturers. The manufacturers generally warrant their products against faulty material and workmanship for one to three years.

        The Company currently carries an aggregate of $3,000,000 in product liability insurance. Management believes that this amount of insurance is adequate to cover its risks.


Copyrights, Patents and Trade Secrets

        The Company does not hold any patents protecting its proprietary technology. The Company has relied on design copyrights for its hardware and has copyrighted the designs of its proprietary components and software. Patent or copyright protection may not be available for many of the Company's products. A portion of the Company's proprietary technology is in the form of software. The
Company has relied primarily on copyright and trade secret protection of its software. Management believes that its business is more dependent upon marketing and know-how than patent or copyright protection. The Company has trademarks for CyberLAB(registered trademark),CyberMED(trademark), CyberRAD(trademark), CyberTERM(registered trademark)and CyberMATE(registered trademark), and has applied for trademark's on several of its other trade names. The Company has retained special intellectual property counsel to advise management on the appropriate course to pursue with respect to these issues.


Governmental Regulation

        The Federal Food, Drug and Cosmetic Act, more commonly known for its regulation of interstate commerce in drugs, was amended by the "Medical Device Amendments of 1976" (the "Amendments") to cover devices used in medical practice. These include instruments and reagents used in biomedical laboratory testing. In 1987 the FDA first classified a number of clinical software products as medical devices, but exempted most of them from routine regulations. Subsequently the FDA amended the policy and made the exemptions inapplicable to manufactures of devices intended for use in blood banks. As a result of more recent pronouncements by the FDA and the decision by the Company to develop a blood bank module to its CyberLAB II(registered trademark) LIS, the Company undertook the filing of a pre-market notification (510K) which was submitted in March 1996. The Company received a review letter from the FDA regarding its 510K submission and is in communication with the FDA regarding outstanding issues. In addition the Company is informed that the FDA also intends to require all Class I devices, which includes the Company's other
Clinical Information System products, to comply with its Quality
System Requirements (QSRs). Accordingly the Company is in the process of modifying its internal policies to comply with this directive. Management anticipates that the QSRs procedure will have an impact on its business to the extent that there will be lengthened development cycles of new software and additional costs incurred. However, all of its competitors are faced with the same requirements.

        The FDA is currently in the process of reevaluating its rules relevant to computer products used in connection with medical devices and software used in clinical applications and no assurance can be given that the Company's current or new products developed by the Company will not be subject to the provisions of the Amendments and implementing rules. The Company has retained special counsel to advise it in such matters. The likelihood of such changes and their effect on the business of the Company cannot be ascertained. If the FDA were to determine that additional provisions should apply to all or some of the Company's products, it is uncertain whether compliance with such interpretation would have a material adverse effect on the Company.

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


Backlog

	The Companies order backlog at August 31, 1997 was approximately $200,000 for systems and interface products and $570,000 for deferred services, compared to approximately $200,000 for system and interface products and $464,000 for deferred services at August 31, 1996.


Employees

        At November 10, 1997, the Company employed 65 full-time and 2 part-time employees of whom 12 are involved in product development, 12 in sales and marketing, 5 in production, 29 in technical services and support and 7 in administration. The Company is not subject to any collective bargaining agreements. The Company considers its employee relations to be good.


Item 2.  Properties.

        The Company's headquarters are located in a leased facility in Calabasas, California. The facility was constructed in 1991 and comprises approximately 13,200 square feet with an effective base rental of approximately $13,400 per month subject to cost of living adjustments, plus common area maintenance costs and property taxes. The initial term of the lease expired in October 1997. The Company negotiated a new lease which began concurrently with the expiration of the previous lease. The new lease included a build-out of an additional 3,650 square feet of office space and refurbishment of the existing facilities. The new lease comprises a five year term at approximately $17,700 per month base rental plus common area maintenance costs and property taxes. There is a five year renewal option at the end of the initial term.

        The Company also leases a 2,100 square foot office in Boulder, Colorado that costs approximately $1,895 per month including common area maintenance costs, property taxes and is subject to cost of living increases annually.

        The Calabasas, California facility is used as general offices and operations headquarters which covers warehousing, support, training, development, and assembly. The Boulder, Colorado facility is a branch sales and development office. The Company considers the two facilities to be adequate for their intended purpose. The Company carries adequate general liability insurance as required by the respective leases to cover any risks concerning the two facilities.


Item 3. Legal Proceedings.

	There are no material pending or threatened legal proceedings to which the Company is a party at August 31, 1997.


Item 4. Submission of Matters to a Vote of Security Holders.

        The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended August 31, 1997.


PART II


Item 5.  Market for Company's Common Equity and Related Stockholder
Matters.

        The Company's common shares trade on the American Stock Exchange under the symbol CAP.

        The following table sets forth the high and low bid quotations for the Common Shares for the periods indicated.



                                                  High        Low
Fiscal Year Ended August 31, 1996
        1st Quarter, Ended November 30, 1995      2           1 9/16
        2nd Quarter, Ended February 29, 1996      2 3/8       1 5/8
        3rd Quarter, Ended May 31, 1996           2 1/4       1 11/16
        4th Quarter, Ended August 31, 1996        2 1/16      1 3/8


Fiscal Year Ended August 31, 1997
        1st Quarter, Ended November 30, 1996      2 13/16     1 7/16
        2nd Quarter, Ended February 28, 1997      2 3/16      1 3/8
        3rd Quarter, Ended May 31, 1997           2 7/16      1 3/8
        4th Quarter, Ended August 31, 1997        2 1/8       1 1/2


        The number of beneficial shareholders of Common Shares of the Company as of November 1, 1997 was approximately 649.

        Holders of Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has never paid a cash dividend on its Common Shares and the Board of Directors currently intends to retain any earnings for use in the Company's business.


Item 6. Management's Discussion and Analysis of Results of
Operations and Financial Condition.


Results of Operations

	Sales for the year ended August 31, 1997 were $7,119,381 as compared to $6,236,962 for the fiscal year ended August 31, 1996, an overall increase of approximately $882,419 or 14%. When analyzed by product category, sales of Clinical Information Systems (CIS) increased by $743,469 or 23% and sales of data acquisition products increased $42,525 or 5%. Service revenues increased $96,424 or 5% over the previous fiscal year. The overall increase in sales and service revenues is primarily attributable to the introduction of new products such as CyberMED(trademark) and CyberRAD(trademark) and the Company's ability to sell multiple applications to the same customer. The increase in sales of data acquisition products was primarily attributable to a higher volume of units sold to CyberLAB II(registered trademark)customers. The increase in service revenues is attributable to a greater number of accounts under contract. Service revenues are expected to increase as the Company's installed base of CIS installations increases.

	In late fiscal 1995 management restructured its sales and marketing activities, including the recruitment of a Vice President of Sales and Business Development. The Company also began strategic joint marketing partnerships with other companies which improved the Company's market penetration. With these changes the Company successfully increased its market presence which resulted in the 23% increase in sales of CIS products during the 1997 fiscal year. Management views the near term outlook for the continued sale of CIS products favorably during the first half of the 1998 fiscal year. However, the Company's future operating results could continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual periods.

	Cost of sales increased by $632,426 or 20% for the 1997 fiscal year. There was an increase in materials of $295,493 or 36%, an increase in other costs of sales of $222,276 or 20%, and an increase in labor of $114,657 or 9%. The increase in material costs was attributable to the Company selling more new systems and more hardware upgrades to existing accounts. However, management expects the trend which began in fiscal 1996, of increasing application software sales and decreasing hardware sales to continue due to the Company's emphasis on selling multiple products to the same accounts. The increase in labor costs was attributable to more personnel hired to staff the Company's system support departments. The increase in other costs of sales was attributable to increased expenses in travel, personnel recruitment, training, and depreciation all related to the increased volume of transactions during the current fiscal year. Cost of sales as a percentage of sales increased to 54% for the 1997 fiscal year as compared to 51% for the 1996 fiscal year. The overall percentage increase in cost of sales was attributable to both an increase in sales and the increases previously discussed.

	Selling, general and administrative expenses increased by $195,243 or 9.4% for the current 1997 fiscal year as compared to the 1996 fiscal year. The increases in S G & A expenses were attributable to planned increased expenditures for salaries and commissions of new salespeople and related support staff, as well as increased costs in travel, trade show expenses, consultant and personnel recruitment expenses.

	Research and development expenses increased by $108,338 or 23.5% for fiscal 1997. The increase is attributable to the addition of new personnel and their related salaries. In addition, a greater amount of software production costs were capitalized in fiscal 1997 as a result of new CIS products being completed. For its 1997 and 1996 fiscal years, the Company capitalized software costs of $395,856 and $365,420 respectively which are generally amortized over a three to five year period. Such costs were attributable to enhancements and new modules for the Company's CIS products and new applications under development. Management anticipates its overall research and development activities to increase in fiscal 1998.

	Interest and other income were $6,589 for fiscal 1997 as compared to $3,243 for fiscal 1996.

	Interest expense decreased by $13,580 or 37% for fiscal 1997 as compared to fiscal 1996 due to reduced borrowings on the Company's line of credit with its bank.

	Income before Income Tax Expense (Benefit) was $428,725 for fiscal 1997 as compared to $465,387 for fiscal 1996. As a result of the application of the Statement of Financial Accounting Standards
(SFAS) No. 109, Accounting for Income taxes (see notes to the financial statements) the Company recognized an income tax benefit net of applicable income taxes of $462,275 in fiscal 1997 and $502,410 in its 1996 fiscal year. As a result of these factors the Company's net income was $891,000 or $.30 per share in fiscal 1997 as compared to net income of $967,797 or $.32 per share in fiscal 1996.

	The Company is currently in a loss carryforward position primarily due to the operating losses incurred prior to August 31, 1993. The net operating loss carryforwards balance as of the August 31, 1997 was approximately $2,365,000 compared to $2,465,000 in the prior year. The net operating loss carryforward is available to offset future taxable income through 2003. The Company also has investment and research and experimentation tax credit carryforwards to offset future income tax payable of approximately $275,000 that expire at various dates through 2010.

	The major temporary tax differences that are expected to reverse next year are deferred revenue, allowance for doubtful accounts, accrued vacation, Section 263A Unicap inventory, and component inventory reserve. However, the Company expects new temporary differences to be established in these years which will either reduce or exceed the reversing temporary differences.

	For the year ended August 31, 1995, the Company established a valuation allowance equal to the net deferred tax asset as the Company could not conclude that is was more likely than not that the deferred tax asset could be realized. During the years ended August 31, 1997 and 1996, the Company re-evaluated the valuation allowance taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. As a result, the Company reduced the valuation allowance to $514,600 or 50% of the net deferred tax asset in fiscal 1996. For the year ended August 31, 1997, the Company believes it is more likely than not to realize the net deferred tax asset and accordingly the remaining valuation allowance was reduced.


Capital Resources and Liquidity

        The Company's primary need for capital has been to invest in software development, and to invest in the new company wide network and help desk system. The Company invested $395,856 and $365,420 during fiscal 1997 and 1996 in software development. These expenditures related to the new version of the Company's LIS product (CyberLAB II)(registered trademark), and the release of its revised PIS product (CyberMED)(trademark), its new RIS product (CyberRAD)(trademark), and other product enhancements. The Company anticipates expending additional sums during fiscal 1998 on the further development of the Company's Radiology Information System, and other new products and product enhancements. During fiscal 1997, the Company expended an additional $213,229 to implement the Company's wide area network and help desk systems.

        As of August 31, 1997, the Company's working capital amounted to $1,703,057 compared to $1,525,225 as of August 31, 1996. The Company's bank line as of August 31, 1997 amounted to $700,000 of which $287,296 was being utilized. The bank credit agreement contains certain financial ratio requirements. The Company was in compliance with all covenants, including financial ratios, as of August 31, 1997.

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

	Cash flows from operating activities increased to $784,317 for the 1997 fiscal year compared to $519,187 for the 1996 fiscal year. The increase resulted primarily from higher sales during the 1997 fiscal year as compared to the 1996 fiscal year.

	Cash used in investing activities changed during the 1997 fiscal year to $609,085 used in investing activities as compared to $722,930 used in investing activities during the 1996 fiscal year. The change resulted from decreased expenditures for the company wide network and help desk system. As discussed under Item 1 Business, the Company is undertaking the conversion of its products to make them millennium compliant. Although it is not expected that such activities will have a material adverse impact on the Company's business a reallocation of personnel resources will be required during fiscal 1998 to complete the project.

	Cash flows from financing activities changed to $105,997 provided by financing activities during the 1997 fiscal year from $79,131 provided by financing activities in fiscal 1996. The change resulted from proceeds from the exercise of stock options and warrants and increased bank borrowings, but was partially offset by repayments of notes payable and capital lease obligations as compared to the prior year.

	The Company believes that its cash flow from operations together with its bank credit facilities should be sufficient to fund its working capital requirements for its 1998 fiscal year.


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


New Accounting Pronouncements

	Statement of Financial Accounting Standard No. 128, (SFAS No.
128), "Earnings Per Share," issued by the Financial Accounting Standards Board is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods.
The SFAS 128 requires restatement of all periods EPS data presented. The new standard also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company has not determined the effect on its EPS calculation from the adoption of this statement.

	Statement of Financial Accounting Standard No. 129 (SFAS No.
129), "Disclosure of Information about Capital Structure," issued by the Financial Accounting Standards Board is effective for financial statements issued ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 129. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

	Statement of Financial Accounting Standard No. 130 (SFAS No.
130), "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

	Statement of Financial Accounting Standard No. 131 (SFAS No.
131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers.


Item 7.  Financial Statements.

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


PART III

Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

        Background information concerning each present Director, executive officer and each nominee for the office of Director of Company is as follows:


                            Office with Company;            Year First
Name,                  Age  Background Information          Elected Director


Bruce M. Miller,       51   Chairman of the Board of               1978
                            the Company since its
                            inception in 1978.



Steven M. Besbeck,     49   President, Chief Executive             1980
                            Officer of the Company since
                            August 1983 and a Director of
                            the Company since November
                            1980 and Chief Financial Officer.
                            Director of International Remote
                            Imaging Systems.



James R. Helms,        53   Vice President/Operations              1987
                            since 1982 and Secretary.



Lawrence S. Schmid,    56   President and Chief Executive          1991
                            Officer, Strategic Directions
                            International, Inc., a management
                            consulting firm specializing
                            in technology companies.



Robert S. Fogerson,Jr.,44   Vice President, Technical Director,    1992
                            of PharmChem Laboratories, Inc.,
                            a leading independent laboratory
                            providing integrated drug testing
                            services.  Mr. Fogerson has
                            served in various capacities at
                            PharmChem Laboratories since 1975.


John R. Murray,        55   Vice President, Sales and Business
                            Development since February 1996.
                            Mr. Murray served as an Independent
                            Marketing Consultant since 1993 and
                            a Manager of International Business
                            Development, Healthvision Corporation
                            since 1991.



Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity security, to file with the Securities and Exchange Commission and the (name of securities exchange) reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

	During the fiscal year ended August 31, 1997, Mr. Bruce M. Miller failed to file one Form 4 report in December 1996 pertaining to two exercises of employee stock options on a timely basis. The report was filed on January 15, 1997.


Item 10. Executive Compensation.

        Incorporated by reference from Executive Compensation" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 1998 Annual Meeting of the Company's
Shareholders.


Item 11. Security Ownership of Certain Beneficial Owners and
Management.

	Incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy
Statement to be filed with the Securities and Exchange Commission for the 1998 Annual Meeting of the Company's Shareholders.


Item 12. Certain Relationships and Related Transactions.

        Incorporated by reference from "Certain Relationships and Related Transactions" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 1998 Annual
Meeting of the Company's Shareholders.


Item 13.  Exhibits and Reports on Form 8-K.

	(a)	Exhibits

2.1(6)	Asset Purchase Agreement.

3.1(1)	Restated Articles of Incorporation, as Amended.

3.2(1)	By-Laws, as amended.

4.1(1)	Specimen Share Certificate.

4.2(2)	Specimen Warrant Certificate.

4.3(2)	Form of Underwriter's Warrant.

4.8(6)	Warrant Agreement and Warrant Certificate
        between CCA and Western
        States Pharmacy Consultants, Ltd.

4.9(6)	Warrant Agreement and Warrant Certificate
        between CCA and James L.D. Roser.

4.10(6)	Warrant Agreement and Warrant Certificate
        between CCA and The Roser Partnership.

4.11(6)	Warrant Agreement and Warrant Certificate
        between CCA and Epigen, Inc.

4.12(8)	Registration Rights Agreement.

	10.1(2)	Warrant Agreement.

	10.2(2)	The Company's product
                warranties.

	10.5(1)	14% Subordinated
                Convertible Debenture due
                December  21, 1987.

	10.6(1)	Form of 1983 Warrants.

	10.7(1)	Form of 1982 Warrant.

	10.8(2)	Original Equipment
                Manufacturer Contracts.

	10.9(2)	Michael Miller Consulting
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

        10.13(3) SAC Shareholders'
                 Agreement.

        10.14(8) Lease for Premises at
                 26115-A Mureau Road,
                 Calabasas, California

        10.15(8) Mission Park Agreement

        11.      Statement re: computation of per share
                 earnings

	16.(4)	Letter re:  change in
                certifying accountants

	16.1(5)	Letter re:  change in
                certifying accountants

Executive compensation plans and arrangements.

4.4(1)	1982 Non-Qualified Stock Option Plan.

4.5(2)	1982 Incentive Stock Option Plan, as amended.

4.6(6)	1992 Incentive Stock Option Plan.

4.7(7)	1992 Non-Qualified Stock Option Plan.

10.3(2)	Bruce Miller Employment Agreement.

10.4(2)	Steven Besbeck Employment Agreement.

(1)	Previously filed as an exhibit to the Company's Registration
        Statement on Form S-18 dated September 22, 1983, SEC File
        No. 2- 85265.
(2)	Previously filed as an exhibit to the Company's Registration
        Statement on Form S-1 dated October 1, 1985 SEC File No. 2-
        99878.
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

The Company did not file any reports on Form 8-K during its last fiscal quarter ended August 31, 1997.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.


Dated:  November 18, 1997        /S/ Steven M. Besbeck
                                 Steven M. Besbeck, President, Chief
                                 Executive Officer, and Chief
                                 Financial Officer.

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.





Signatures                              Title                     Date

/S/ Bruce M. Miller           Chairman of the Board and      Nov. 18, 1997
Bruce M. Miller               Chief Technology Officer


/S/ Steven M. Besbeck         President, Chief Executive     Nov. 18, 1997
Steven M. Besbeck             Officer, Chief Financial
                              Officer and Director


/S/ James R. Helms            Vice President, Operations,    Nov. 18, 1997
James R. Helms                Secretary and Director


/S/ Lawrence S. Schmid        Director                       Nov. 18, 1997
Lawrence S. Schmid


/S/ Robert S. Fogerson, Jr.   Director                       Nov. 18, 1997
Robert S. Fogerson, Jr.


/S/ Carol Bessel              Controller                     Nov. 18, 1997
Carol Bessel                  Chief Accounting Officer


/S/ John R. Murray            Vice President, Sales          Nov. 18, 1997
John R. Murray                and Business Development





                         INDEX


                                                          Page

FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants        F-2

Balance Sheets
        August 31, 1997 and 1996                          F-3

Statements of Operations
        Years ended August 31, 1997, 1996 and 1995        F-4

Statements of Shareholders' Equity
         Years ended August 31, 1997, 1996 and 1995       F-5

Statements of Cash Flows
         Years ended August 31, 1997, 1996 and 1995       F-6

Notes to Financial Statements                             F-7 - F-19





Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Creative Computer Applications, Inc.


	We have audited the accompanying balance sheets of Creative Computer Applications, Inc. as of August 31, 1997 and 1996 and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Computer Applications, Inc. at August 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles.




/S/ BDO Seidman, LLP

BDO SEIDMAN, LLP


Los Angeles, California
October 24, 1997


CREATIVE COMPUTER APPLICATIONS, INC.
BALANCE SHEETS


                                                    August 31,
                   ASSETS (Note 4)            1997             1996

CURRENT ASSETS:
        Cash                             $     534,430    $    253,201
        Receivables, net (Note 2)            1,933,685       1,678,564
        Inventory                              675,795         642,787
        Prepaid expenses                        78,951          86,881
        Deferred tax asset (Note 9)            427,000         437,000
             TOTAL CURRENT ASSETS            3,649,861       3,098,433
PROPERTY AND EQUIPMENT, net (Note 3)           551,413         480,108
INVENTORY OF COMPONENT PARTS                   136,357         148,357
CAPITALIZED SOFTWARE COSTS,
    net of accumulated
	amortization of
        $286,907 and $201,822 (Note 1)         917,937         693,696
INTANGIBLES, net (Note 1)                      264,381         315,551
DEFERRED TAX ASSET (Note 9)                    551,200          77,600
OTHER ASSETS                                    21,965          23,480
                                         $   6,093,114    $  4,837,225

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Notes payable to bank (Note 4)   $     287,296    $    191,875
        Accounts payable                       522,808         306,321
	Accrued liabilities:
                Vacation pay                   187,367         157,106
                Other                          363,027         426,341
        Deferred service contract income       569,734         464,076
	Capital lease obligations
        - current portion (Note 5)		16,572		27,489

        TOTAL CURRENT LIABILITIES            1,946,804       1,573,208
DEFERRED RENT (Note 5)                           5,034          35,235
CAPITAL LEASE OBLIGATIONS, net
  of current portion
        (Note 5)                                 4,679          21,250
        TOTAL LIABILITIES                    1,956,517       1,629,693
COMMITMENTS (Note 5)
SHAREHOLDERS' EQUITY (Notes 6 and 10):
	Preferred shares, no par value;
          500,000 shares authorized; no
          shares outstanding                         -               -
	Common shares, no par value;
          20,000,000 shares
          authorized; 2,849,865 and
          2,820,915 shares outstanding       5,752,635       5,714,570
        Accumulated deficit                 (1,616,038)     (2,507,038)
    TOTAL SHAREHOLDERS' EQUITY               4,136,597       3,207,532
                                         $   6,093,114    $  4,837,225


See notes to financial statements.





CREATIVE COMPUTER APPLICATIONS, INC.

STATEMENTS OF OPERATIONS


                                            Year ended August 31,
                                      1997           1996          1995

NET SYSTEM SALES AND SERVICE
     REVENUE (Note 7):
        System sales              $ 4,976,820    $ 4,190,825   $ 3,974,338
        Service revenue             2,142,561      2,046,137     1,952,181
                                    7,119,381      6,236,962     5,926,519

COST OF PRODUCTS AND
	SERVICES SOLD:
        System sales                2,467,743      1,922,100     2,262,756
        Service revenue             1,346,269      1,259,486     1,237,161
                                    3,814,012      3,181,586     3,499,917

           GROSS PROFIT             3,305,369      3,055,376     2,426,602

RESEARCH AND DEVELOPMENT
        EXPENSE                       569,668        461,330       465,407
SELLING AND ADMINISTRATIVE
        EXPENSES                    2,290,736      2,095,493     1,779,679

OPERATING INCOME                      444,965        498,553       181,516

OTHER INCOME (EXPENSE):
   Interest and other income            6,589          3,243         2,490
        Interest expense              (22,829)       (36,409)      (42,561)
	Settlement of litigation
         (Note 8)                           -              -      (132,475)
                                      (16,240)       (33,166)     (172,546)

INCOME BEFORE INCOME TAX EXPENSE
  (BENEFIT)                           428,725        465,387         8,970
INCOME TAX EXPENSE
  (BENEFIT) (Note 9)                 (462,275)      (502,410)        2,000

NET INCOME                        $   891,000    $   967,797   $     6,970

EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE
  (Note 1):
 Primary and fully diluted:
      Net income per share        $       .30    $       .32   $       .00


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES AND COMMON
  STOCK EQUIVALENTS OUTSTANDING     3,011,101      3,006,926     2,863,346


See notes to financial statements.





CREATIVE COMPUTER APPLICATIONS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY



                                           Common
                                           Shares     Accumulated
                                Shares     Amount       Deficit     Totals

BALANCE, September 1, 1994    2,334,704  $5,272,087  $(3,481,805) $1,790,282

  Exercise of warrants
   and stock options(Note 6)    394,911     393,851            -     393,851

  Issuance of common
   shares (Note 10)               6,100      10,292            -      10,292

  Net income                          -           -        6,970       6,970

BALANCE, August 31, 1995      2,735,715   5,676,230   (3,474,835)  2,201,395

  Exercise of warrants
   and stock options(Note 6)     85,200      38,340            -      38,340

  Net income                          -           -      967,797     967,797

BALANCE, August 31, 1996      2,820,915   5,714,570   (2,507,038)  3,207,532

  Exercise of warrants
   and stock options(Note 6)     25,000      32,140            -      32,140

  Issuance of common
   shares (Note 10)               3,950       5,925            -       5,925

  Net income                          -           -      891,000     891,000

BALANCE, August 31, 1997      2,849,865  $5,752,635  $(1,616,038) $4,136,597



See notes to financial statements.





CREATIVE COMPUTER APPLICATIONS, INC.

STATEMENTS OF CASH FLOWS

	Increase (Decrease) in Cash (Note 10)


                                           Year ended August 31,
                                     1997         1996            1995
OPERATING ACTIVITIES:
 Net income                       $ 891,000    $ 967,797     $    6,970
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
 Depreciation and amortization      194,606      180,093        161,223
 Amortization of capitalized
   software costs                   171,616      175,491        159,694
 Provision for possible losses       16,793       55,422         78,218
 Issuance of common shares
   for services                           -            -         10,292
     Deferred rent expense          (30,201)     (30,200)       (30,203)
     Increase (decrease) from
          changes in:
       Receivables                 (271,911)    (173,900)      (218,888)
       Inventories                  (21,008)     (57,032)         2,641
       Prepaid expenses               7,930       (5,749)       (20,336)
       Deferred tax asset          (463,600)    (514,602)             -
       Accounts payable             216,487     (186,952)       (39,879)
       Accrued liabilities          (33,053)     138,002         26,802
       Deferred service income      105,658      (29,183)        46,985

         Net cash provided by
         operating activities       784,317      519,187        183,519
INVESTING ACTIVITIES:
  Additions to property and
    equipment                      (213,229)    (357,510)      (105,755)
  Capitalized software costs       (395,856)    (365,420)      (299,534)
    Net cash used in investing
      activities                   (609,085)    (722,930)      (405,289)
FINANCING ACTIVITIES:
  Borrowings on notes payable       315,421      351,875        100,000
  Payments on notes payable        (220,000)    (306,084)      (301,999)
  Payments on capital lease
    obligations                     (27,489)      (5,000)       (23,801)
  Exercise of stock options
    and warrants                     38,065       38,340        393,851
         Net cash provided by
         financing activities       105,997       79,131        168,051

NET INCREASE (DECREASE)IN CASH      281,229     (124,612)       (53,719)

CASH, beginning of year             253,201      377,813         431,532

CASH, end of year                 $ 534,430    $ 253,201       $ 377,813

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


Accounts Receivable and Concentration of Credit Risk

	Accounts receivable potentially exposes the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk." The Company provides credit to a large number of hospitals, clinics, reference laboratories and other healthcare institutions in various geographical areas. The Company performs ongoing credit evaluations and maintains a general security interest in the item sold until full payment is received.


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

cost or net realizable value. During the years ended August 31, 1997, 1996 and 1995, the Company capitalized $395,856, $365,420 and $299,534 of software development costs. Amortization expense of capitalized software development costs, included in cost of sales, for the years ended August 31, 1997, 1996 and 1995 amounted to $171,616, $175,491 and $159,694.

	In accordance with Statement of Financial Accounting Standard No. 86 the Company considers annual amortization of capitalized software costs under 1) the ratio of current year revenues by product to the product's total estimated revenues method and 2) over the product's estimated economic useful life by the straight line method and recognizes the greater amount.


Intangible Assets

	Intangible assets amounting to $511,704 consist of proprietary rights to application software, trademarks, customer lists and copyrights and are being amortized using the straight-line method over a ten year period. Accumulated amortization was $247,323 and $196,153 at August 31, 1997 and 1996.


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


Stock Based Compensation

	Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" SFAS 123, establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on September 1, 1996. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees," or SFAS 123. The Company elected to follow APB 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.


CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Stock Based Compensation (Continued)

	If SFAS 123 is not adopted related to stock-based employee compensation, SFAS 123 for footnote purposes requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.


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

	The fair value of the Company's notes payable and capital lease obligations are based on quoted market prices for similar issues of debt and capital leases with similar remaining maturities and terms, and therefore the carrying amounts approximate fair value.


New Accounting Pronouncements

	Statement of Financial Accounting Standard No. 128, (SFAS No.
128), "Earnings Per Share," issued by the Financial Accounting Standards Board is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods.
The SFAS 128 requires restatement of all periods EPS data presented. The new standard also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company has not determined the effect on its EPS calculation from the adoption of this statement.

	Statement of Financial Accounting Standard No. 129 (SFAS No.
129), "Disclosure of Information about Capital Structure," issued by the Financial Accounting Standards Board is effective for financial statements issued ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 129. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

	Statement of Financial Accounting Standard No. 130 (SFAS No.
130), "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

	Statement of Financial Accounting Standard No. 131 (SFAS No.
131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers.



CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 - RECEIVABLES

Receivables are summarized as follows:

                                                   August 31,
                                             1997             1996

 Trade accounts                            1,966,985       1,716,784
 Allowance for uncollectible accounts        (33,300)        (38,220)

                                         $ 1,933,685     $ 1,678,564


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:


                                                   August 31,
                                              1997           1996
        Machinery and equipment            $  231,438    $  217,926
        Furniture and fixtures                214,593       214,203
        Leasehold improvements                 65,078        63,201
        Data processing equipment           1,148,310       950,860
                                            1,659,419     1,446,190
        Accumulated depreciation           (1,108,006)     (966,082)

                                           $  551,413    $  480,108


        Included in property and equipment at August 31, 1997 and 1996 are machinery and equipment and furniture and fixtures under capital lease agreements in the amount of $96,261 and $149,212 with related accumulated amortization thereon of $66,807 and $100,238.

NOTE 4 - NOTES PAYABLE TO BANK

                                                           August 31,
                                                        1997        1996
A line of credit of $400,000 with a bank with
  interest at the bank's prime rate plus 1.75%
  (10.25% at August 31, 1997) and maturing on
  February 1, 1998, and collateralized by
  substantially all of the Company's assets.         $ 200,000    $ 100,000

Note payable to a bank with interest at the
  bank's prime rate plus 2.5% (11% at August
  31, 1997)maturing on June 30, 1998, and
  collateralized by substantially all of the
  Company's assets.  The note is subject to
  minimum principal repayment terms of
  $10,000 a month.                                      87,296       91,875

                                                     $ 287,296    $ 191,875


CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 4 - NOTES PAYABLE TO BANK (Continued)

	The notes payable to bank are covered by two note agreements that require the Company to meet certain covenants, including various financial ratios. At August 31, 1997, the Company was in compliance with all financial and non-financial covenants.


NOTE 5 - COMMITMENTS

Operating Leases

	The Company leases office and warehouse space in Calabasas, California under a non-cancelable operating lease expiring in fiscal 2003. Under the original terms of the lease, the Company received nine months of free rent. In accordance with Statement of Financial Accounting Standards No. 13 the Company is recognizing rental expense with respect to the facility lease on a straight line basis which has resulted in the recognition of a liability for deferred rent as of August 31, 1997 and 1996. The Company also leases office space in Boulder, Colorado expiring in fiscal 1999.

	Future minimum lease payments under the facility leases are as follows:


		Fiscal year ending	Facilities

                      1998          $   206,345
		      1999		219,712
		      2000		211,752
		      2001		211,752
		      2002		211,752
                      Thereafter         17,646

    Total minimum lease payments    $ 1,078,959

        Rent expense for the years ended August 31, 1997, 1996, and 1995 was approximately $172,000, $205,000 and $219,000.



CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 - COMMITMENTS (Continued)

Capital Leases

	The Company leases certain machinery and equipment and furniture and fixtures under leases classified as capital leases due to the existence of bargain purchase options. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 1997:


                                                Capital
    Fiscal year ending                          Leases

            1998                                $    18,319
            1999                                      4,987
    Total minimum lease payments                     23,306
    Amount representing interest                     (2,055)
    Present value of minimum lease payments          21,251
    Current portion                                 (16,572)

    Capital lease obligations, net of
     current portion                            $     4,679



NOTE 6 - STOCK OPTION PLANS AND WARRANTS

	Under the 1982 Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), as amended, options may be granted by the Company to purchase up to 80,000 common shares (officers and directors could acquire no more than 48,000 common shares). Options could not be granted at a price less than 80 percent of the fair market value of the common shares on the date of grant. No options can be exercised during the first year of the option term and each option granted terminated no later than five years from the date of grant.

	Under the 1982 Incentive Stock Option Plan (the "Incentive Plan"), as amended, options may be granted by the Company to purchase up to 120,000 common shares (officers and directors could acquire no more than 60,000 common shares). Options could not be granted at a price less than 100 percent of the fair market value of the common shares on the date of grant for officers, directors and employees who owned less than 10 percent of the Company's common shares and not less than 110 percent of fair market value for those officers, directors and employees who owned 10 percent or more of the Company's common shares. No options can be exercised if the optionee had been previously granted an option that had not been exercised or had not expired. No options can be exercised during the first year of the option term and each option granted terminated no later than five years from the date of grant.



CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 - STOCK OPTION PLANS AND WARRANTS (Continued)

	The 1982 Non-Qualified and Incentive Plans expired in 1992. Subsequently, the Company adopted the 1992 Non-Qualified Stock Option Plan and the 1992 Incentive Stock Option Plan. The 1992 plans are essentially the same as the 1982 plans with certain exceptions. Under the 1992 Non-Qualified Plan, options may be granted by the Company to purchase up to 200,000 common shares (officers and directors may acquire no more than 100,000 common shares) and no options may be granted at a price less than 85% of the fair market value of the common shares on the date of grant. Under the 1992 Incentive Plan, options may be granted by the Company to purchase up to 400,000 common shares (officers and directors may acquire no more than 200,000 common shares).

	The Company adopted the 1997 Non-Qualified and Incentive Plan upon the termination of the 1992 Plans in 1997. The 1997 Plans are the same as the 1992 Plans with few exceptions. Under the 1997 Plans, the Company may grant a maximum of 300,000 common shares of Non-Qualified Stock Options and a maximum of 500,000 shares of Incentive Stock Options. Under the 1997 Plans, options granted to optionees owning less than 10% of the Company's outstanding voting securities may exercise their options within ten years from the date of grant. Options granted to optionees owning 10% or more of the Company's outstanding voting securities have an exercise term of no more than five years from the date of grant. These plans expire in 2007.

        Activity under the 1982, 1992 and 1997 plans through August 31, 1997 is summarized below:


                        Non-Qualified Plans          Incentive Plans

                       Number      Per Share        Number      Per Share
                         of         Exercise          of        Exercise
                       Shares        Price          Shares        Price

September 1, 1994      635,000    $0.45-$1.58       130,409    $1.00-$1.38
        Granted         40,000    $1.25-$1.50       102,000    $1.25-$2.25
        Expired              -                      (16,670)   $1.10-$2.25
        Exercised            -                       (3,330)   $   1.10

August 31, 1995        675,000    $0.45-$1.58       212,409    $   2.25
        Granted         74,755    $1.75-$2.25       115,000    $1.75-$2.25
        Expired              -              -       (48,209)   $ .45-$2.25
        Exercised      (34,000)   $  0.45           (51,200)   $   0.45

August 31, 1996        715,755    $1.00-$2.25       228,000    $1.03-$2.25
        Granted         75,000    $1.63-$2.13        42,000    $1.63-$1.94
        Expired       (108,000)   $1.00-$1.25       (15,000)   $   2.25
        Exercised      (20,000)   $1.25-$1.58        (5,000)   $   1.10

August 31, 1997        662,755    $1.00-$2.25       250,000    $1.03-$2.25
Exercisable at
August 31, 1997        458,928    $1.00-$2.25       111,161    $1.03-$2.25

Available for grant
  at August 31, 1997   250,000                      473,000


CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 - STOCK OPTION PLANS AND WARRANTS (Continued)

        During fiscal 1996 and 1995, the Company also granted special options approved by the Board of Directors to officers and directors and financial consultants. The options have been granted at the fair market value at the date of grant and are exercisable over periods ranging two to five years after which they expire. 515,755 shares of the special grants are included in the non-qualified plan shares outstanding at August 31, 1997.

        Information relating to stock options, at August 31,1997 summarized by exercise price are as follows:



                              Outstanding              Exerciseable
                            Weighted Average          Weighted Average
Exercise Price                 Life     Exercise               Exercise
Per Share            Shares   (Month)   Price        Shares     Price

Incentive Stock
  Option Plan

$1.03                10,000      1.0    $   1.03     10,000    $   1.03
$1.10                10,000      3.5    $   1.10     10,000    $   1.10
$1.13                 5,000      1.0    $   1.13      5,000    $   1.13
$1.25                10,000     25.0    $   1.25      5,000    $   1.25
$1.38                 5,000     25.0    $   1.38      2,500    $   1.38
$1.44                10,000     13.0    $   1.44      7,500    $   1.44
$1.58                 5,000     13.0    $   1.58      3,750    $   1.58
$1.63                10,000     49.0    $   1.63          -    $   1.63
$1.75                10,000     37.0    $   1.75      2,500    $   1.75
$1.79                 5,000     49.0    $   1.79          -    $   1.79
$1.93                 5,000     37.0    $   1.93      1,250    $   1.93
$1.94                27,000     56.0    $   1.94          -    $   1.94
$2.25               138,000     29.5    $   2.25     63,661    $   2.25

                    250,000     30.0    $   1.94    111,161    $   1.83





Non-Qualified
  Stock Option Plan:

$1.00               100,000     20.0    $   1.00    100,000    $   1.00
$1.10                51,000     17.8    $   1.10     43,800    $   1.10
$1.25                20,000     25.0    $   1.25     10,000    $   1.25
$1.38               305,000     39.8    $   1.38    242,500    $   1.38
$1.44                20,000     13.0    $   1.44     15,000    $   1.44
$1.50                15,000     24.5    $   1.50     15,000    $   1.50
$1.58                 2,000     13.0    $   1.58      1,500    $   1.58
$1.63                20,000     49.0    $   1.63          -    $   1.63
$1.75                20,000     37.0    $   1.75      5,000    $   1.75
$1.79                 5,000     49.0    $   1.79          -    $   1.79
$1.93                 5,000     37.0    $   1.93      1,250    $   1.93
$1.94                40,000     56.0    $   1.94          -    $   1.94
$2.13                10,000     56.0    $   2.13          -    $   2.13
$2.25                49,755     29.5    $   2.25     24,878    $   2.25

                    662,755     34.1    $   1.44    458,928    $   1.33


CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 - STOCK OPTION PLANS AND WARRANTS (Continued)

        All stock options issued to employees have an exercise price not less than 85% of the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the year ended August 31, 1997 and 1996 would have been decreased to the pro forma amounts presented below.



                                August 31,

                           1997            1996
 Net Income
    As reported         $ 891,000      $ 967,797
    Pro forma             859,205        952,869

 Earnings per share
    As reported              0.30           0.32
    Pro forma                0.29           0.32


        The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for the year ended August 31, 1997; expected life of 5 years, expected volatility of 16.16%, risk-free interest rates of 5.5%, and a 0% dividend yield. The weighted average fair value at the date of grant for options granted during 1997 approximated $1.83.

	As the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options prior to 1995 that vested in 1996 and 1997.

        In connection with the acquisition of PRX Pharmacy Systems on October 21, 1992, the Company issued warrants to purchase 391,581 common shares. The warrants were exercisable at $1.03 per share and were all exercised during fiscal year ended August 31, 1995 and the Company received net proceeds of $390,188.


NOTE 7 - RELATED PARTIES

        Net sales for the year ended August 31, 1997, 1996 and 1995 includes sales of $20,756, $159,101 and $382,157 to an entity of which a director of the Company is an officer.



CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 8 - SETTLEMENT OF LITIGATION

	The Company was a defendant in a lawsuit brought by a customer alleging breach of warranties and fraudulent misrepresentation with respect to a computer system sold to the customer. During the third fiscal quarter ended May 31, 1995, the Company reached an agreement to settle the litigation. Although the Company did not believe there was merit in the plaintiff's claims or that the plaintiff would eventually prevail in the litigation, the Company agreed to the settlement because it did not believe that any eventual recovery it might receive would justify the legal expenses it was incurring to continue the litigation. The settlement included a cash payment of $25,000. All payments under the settlement were made during fiscal year ended August 31, 1995.


NOTE 9 - INCOME TAX EXPENSE (BENEFIT)

	The provision for income taxes consist of the following:


                                    1997           1996           1995
   Current taxes:
      Federal                    $       -      $       -     $        -
        State                        1,325         12,190          2,000

   Deferred:
      Federal                       51,000              -              -

                                    52,325         12,190          2,000

Change in valuation allowance     (514,600)      (514,600)             -

Income tax expense (benefit)     $(462,275)     $(502,410)    $    2,000


        Income tax expense (benefit) differs from the amount obtained by applying the statutory federal income tax rate to income before income tax expense as follows:


                                            1997         1996       1995
Computed provision for taxes
  based on income at statutory rate         34.0%       34.0%       34.0%
State taxes, net of benefit of state
  net operating loss carryforward            0.3         6.0        22.3
Tax benefit of federal net
  operating loss carryforward              (34.0)      (34.0)      (34.0)
Permanent differences                       11.9           -           -
Reduction in valuation allowance          (120.0)     (114.0)          -

                                          (107.8)%    (108.0)%      22.3%



CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9 - INCOME TAXES  (Continued)

	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of August 31, 1997 and 1996 are as follows:

                                                   August 31,
                                               1997          1996

Deferred tax assets:
   Allowance for doubtful accounts         $    13,700    $   15,700
   Inventory reserves and uniform
     capitalization                             23,900       110,400
   Accrued vacation                             66,900        58,100
   Deferred revenue                            163,500       147,000
   Depreciation and amortization                 7,600        15,800
   Net operating loss carryforwards            804,000       837,300
   Tax credits                                 275,000       129,300
       Gross deferred tax assets             1,354,600     1,313,600
Deferred tax liability:
       Capitalized software costs             (376,400)     (284,400)
                                               978,200     1,029,200

        Valuation allowance                          -      (514,600)

Net deferred tax assets                    $   978,200    $  514,600


        At August 31, 1997, the Company had federal net operating loss carryforwards available to offset future taxable income of approximately $2,365,000 that expire at various dates through 2003 and general business tax credit carryforwards available to offset future income tax payable of approximately $275,000 that expire at various dates through 2010. The Tax Reform Act of 1986 contains provisions which limit the amount of tax credits that can be utilized in subsequent years.

	For the year ended August 31, 1995, the Company established a valuation allowance equal to the net deferred tax asset as the Company could not conclude that it was more likely than not that the deferred tax asset could be realized. During the years ended August 31, 1997 and 1996, the Company re-evaluated the valuation allowance taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. As a result, the Company reduced the valuation allowance to $514,600 or 50% of the net deferred tax asset in fiscal 1996. For the year ended August 31, 1997, the Company believes it is more likely than not to realize the net deferred tax asset and accordingly the remaining valuation allowance was relieved.



CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
(Concluded)

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:


                                1997            1996          1995


Interest paid                $  34,969       $  35,800     $  44,126




  Supplemental non-cash investing and financing activity included:

  During fiscal 1996, the Company acquired a computer with a cost of $23,286 under a capital lease agreement.

  During fiscal 1995, the Company issued 6,100 common shares with a market value of $10,292 in payment of accrued vacation obligations.





Exhibit 11

CREATIVE COMPUTER APPLICATIONS, INC.

COMPUTATION OF EARNINGS PER COMMON SHARE


                                          Year ended August 31,
                                 1997             1996           1995


ENDING MARKET PRICE
    PER SHARE                $       1.75    $        1.75   $        1.69

AVERAGE MARKET PRICE
    PER SHARE                $       1.82    $        1.85   $        2.10

NET INCOME                   $    891,000    $     967,797   $       6,970


PRIMARY EARNINGS PER
  SHARE:
Shares:
Weighted average
  number of common
  shares outstanding            2,836,532        2,772,615       2,500,772
Shares issuable upon
  exercise of options
  and warrants                    638,000          731,000         800,200

Shares assumed to be
  repurchased under the
  treasury stock
  method (1)(2)                  (463,431)        (496,689)       (437,626)

Adjusted weighted average
  number of common
  shares outstanding            3,011,101        3,006,926       2,863,346
Primary earnings per share   $        .30    $         .32   $         .00


FULLY DILUTED EARNINGS
  PER SHARE:
  Shares:
Weighted average number
  of common shares
  outstanding                   2,836,532        2,772,615       2,500,772
Shares issuable upon
  exercise of options
  and warrants                    638,000         731,000         800,200
Shares assumed to be
  repurchased under the
  treasury stock
  method (1)(2)                  (463,431)       (496,689)       (437,626)
Adjusted weighted average
  number of common
  shares outstanding            3,011,101       3,006,926       2,863,346
Fully diluted earnings
  per share                  $        .30    $        .32    $        .00


(1)  Shares assumed to be repurchased under the treasury stock method:
        Primary common stock equivalents are assumed to be repurchased at average market price.
        Fully diluted common stock equivalents are assumed to be repurchased at the greater of average or ending market price.

(2) Shares assumed to be repurchased under the treasury stock method were based on proceeds of assumed options and warrants of $843,445, $918,875 and $919,015 for the years ended August 31, 1997, 1996 and 1995.