Form 10QSB
period 1997-11-30
CREATIVE COMPUTER APPLICATIONS INC
filed 1998-01-13
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB



(Mark One)

[X      ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended November 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,910,865 common shares as of December
29, 1997

Transitional Small Business Disclosure Format
(check one):
            Yes                    No      X




FORM 10-QSB

I N D E X

PART I - Financial Information:                         PAGE


Condensed Balance Sheets, as at November 30,
    1997 and August 31, 1997                              3

Condensed Statements of Income for the three
    months ended November 30, 1997 and
    November 30, 1996                                     4

Condensed Statements of Cash Flows for the
    three months ended November 30, 1997 and
    November 30, 1996                                     5

Notes to Condensed Financial Statements                   6

Management's Discussion and Analysis or
    Plan of Operation                                     6


PART II - Other Information:

Items 1 through 6                                         8

Signatures                                                8


PART 1 - FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
____________________________________

                                              November  30,      August 31,
                                                  1997             1997  *
                                               (Unaudited)
                          ASSETS


CURRENT ASSETS:
    Cash                                        $  292,768      $  534,430
    Receivables                                  2,123,796       1,933,685
    Inventories                                    724,297         675,795
    Prepaid expenses and other assets              117,306          78,951
    Deferred tax asset                             427,000         427,000

        TOTAL CURRENT ASSETS                     3,685,167       3,649,861

PROPERTY AND EQUIPMENT, net                        550,059         551,413
INVENTORY OF COMPONENT PARTS                       125,857         136,357
CAPITALIZED SOFTWARE COSTS, net
   of accumulated
	amortization of $334,269
        and $286,907                               976,575         917,937
INTANGIBLES, net                                   251,588         264,381
OTHER ASSETS                                        21,587          21,965
DEFERRED TAX ASSET                                 551,200         551,200

         TOTAL ASSETS                           $ 6,162,033     $6,093,114

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to bank                         $   157,296     $   287,296
  Accounts payable                                  575,296         522,808
  Accrued liabilities:
     Vacation Pay                                   196,024         187,367
     Other                                          418,787         363,027
  Deferred service contract income                  606,294         569,734
  Capital lease obligations, current portion         12,130          16,572

          TOTAL CURRENT LIABILITIES               1,965,827       1,946,804

CAPITAL LEASE OBLIGATIONS, net
  of current portion                                  3,173           4,679
DEFERRED RENT                                             0           5,034

           TOTAL LIABILITIES                      1,969,000       1,956,517

SHAREHOLDERS' EQUITY:
  Preferred shares, no par value;
    500,000 shares authorized; no
    shares outstanding                                    -               -
  Common shares, no par value;
    20,000,000 shares authorized;
    2,864,865 and 2,849,865 shares
    outstanding                                   5,768,585       5,752,635
  Accumulated deficit                            (1,575,552)     (1,616,038)

            TOTAL SHAREHOLDERS' EQUITY            4,193,033       4,136,597


                                                $ 6,162,033     $ 6,093,114

See Notes to Financial Statements.


* As presented in the audited financial statements



CONDENSED STATEMENTS OF OPERATION

                                               Three Months Ended November 30,
                                                    1997            1996
                                                         (unaudited)


NET SYSTEM SALES AND SERVICE REVENUE
        System sales                            $ 1,244,737     $ 1,166,153
        Service revenue                             562,704         568,418
                                                  1,807,441       1,734,571

COST OF PRODUCTS AND SERVICES SOLD
        System sales                                624,861         599,631
        Service revenue                             393,406         315,657
                                                  1,018,267         915,288

        Gross profit                                789,174         819,283

OPERATING EXPENSES:
   Selling, general and administrative              589,371         574,183

        Research and development                    155,543         134,387

                                                    744,914         708,570

        Operating income                             44,260         110,713

INTEREST AND OTHER INCOME                               574           1,219

INTEREST EXPENSE                                     (3,998)         (5,798)

        Income before taxes on income                40,836         106,134

TAXES ON INCOME                                        (350)         (6,350)

NET INCOME                                      $    40,486     $    99,784

EARNINGS PER COMMON SHARE (Note 2):             $       .01     $       .03


WEIGHTED AVERAGE NUMBER OF COMMON
	SHARES AND COMMON STOCK
        EQUIVALENTS OUTSTANDING                   3,006,993       3,019,099

See Notes to Financial Statements.


CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

                                               Three Months Ended November 30,
                                                    1997             1996

                                                         (unaudited)

OPERATING ACTIVITIES:
   Net income                                   $    40,486     $    99,784
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Depreciation and amortization             111,176         104,916
          Provision for possible losses               1,650          (2,136)
   Changes in operating assets and
      liabilities:
          Receivables                              (191,761)         70,081
          Inventories                               (48,502)        (25,271)
          Prepaid expenses and other assets         (43,388)        (34,506)
          Accounts payable                           52,488         230,356
          Accrued liabilities                       100,975         (29,771)

       Net cash provided by
          operating activities                       23,124         413,453

INVESTING ACTIVITIES
   Additions to property and equipment              (38,788)       (146,634)
   Capitalized software costs                      (106,000)        (96,000)
      Net cash used in investing
        activities                                 (144,788)       (242,634)

FINANCING ACTIVITIES:
   Additions to (payments on) notes
     payable, net                                  (130,000)        (14,579)
   Decrease in capital lease obligations,
      net of payments                                (5,948)         (6,745)
      Exercise of Stock Option                       15,950           5,925
      Net cash used in financing activities        (119,998)        (15,399)

NET INCREASE (DECREASE) IN CASH                    (241,662)        155,420

Cash, beginning of period                           534,430         253,201

Cash, end of period                             $   292,768     $   408,621


See notes to financial statements.



NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 1. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 1997 and August 31, 1997, the results of its operations for the three months ended November 30, 1997 and 1996, and cash flows for the three months ended November 30, 1997 and November 30, 1996.

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

Statement of Financial Standards No. 128,
"Earnings Per Share" (SFAS 128) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.
Earlier application is not permitted. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement. If also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented. The Company has not determined the effect on its EPS from the adoption of this statement.


Item 2.	Management's Discussion and Analysis of Results of
Operations and Financial Condition

      This following section of the report contains forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.


Results of Operations

      Sales for the first quarter of fiscal 1998 ended
November 30, 1997 increased by $72,870 or 4% compared to the same quarter of fiscal 1997. When analyzed by product category, sales of Clinical Information Systems (CIS) increased $106,606 or 12%, sales of data acquisition products decreased $29,164 or 11% and service and other revenues decreased $4,572 or 1%. The overall increase in sales is primarily attributable to an increase in the sales of Clinical Information Systems, offset by a decrease in sales of data acquisition products. The Company's new CIS products have continued to receive interest from the healthcare market which resulted in new orders for such products during the quarter and an increase in new quotations for potential sales.

      Cost of sales for the first quarter of 1998 increased by $102,979 or 11% as compared to the same quarter of 1997. The increase in cost of sales was primarily attributable to an increase in labor costs of $121,082 or 40% due to the conversion of temporary personnel to full-time employee status and hiring additional trainers and managers to handle an anticipated increase in sales. There was an increase in other costs of $41,172 or 12% primarily attributable to travel expenses for training and installation. These increases were partially offset by a decrease in material costs of $59,275 or 22% which were attributable to a lesser volume of hardware components sold during the quarter and to a greater volume of software only sales. Cost of sales as a percentage of sales increased to 56% in the current fiscal quarter as compared to 53% in the same quarter of fiscal 1997.

      Selling and administration expenses increased
$15,188 or about 3% for the current quarter compared to the same quarter of 1997. The increase was primarily attributable to planned expenditures in sales and marketing associated with the Company's CIS products. Management anticipates the increased level of sales and marketing expenditures to continue in future quarters as the Company expands its sales and marketing activities related to the sale of its CIS products across a broader market spectrum.

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

      Research and Development expense increased $21,156 or about 16% for the current quarter as compared to the same quarter of 1997. The Company continues to expend considerable resources on new product development and product enhancements which should continue for the foreseeable future. In addition, the Company has also initiated the design phase of new CIS products that will require increased development expenditures in future periods.

      As a result of the aggregate factors discussed above the Company earned net income of $40,486 or $.01 per share for the first fiscal quarter ended November 30, 1997 compared to $99,784 or $.03 per share for the same quarter a year ago.


Capital Resources and Liquidity

      As of November 30, 1997, the Company's working capital amounted to $1,719,340 compared to $1,703,057 at August 31, 1997. The ratio of the Company's current assets to current liabilities was approximately 1.9 to 1 at November 30, 1997 compared to 1.9 to 1 at August 31, 1997.

      The Company's bank line of credit as of November
30, 1997 amounted to approximately $460,000, of that amount $157,000 was outstanding as of that date. The Company was in compliance with all covenants and financial ratios required by its bank as of November 30, 1997.

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

(b) There were no reports filed on Form 8-K during the quarter ended November 30, 1997.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CREATIVE COMPUTER APPLICATIONS, INC.
(Company)




Date  January 12, 1998               /S/ Steven M. Besbeck
                                     Steven. M. Besbeck, President
                                     Chief Executive Officer, Chief
                                     Financial Officer




Date  January 12, 1998              /S/ Carol Bessel
                                    Carol Bessel,
                                    Controller and Chief Accounting
                                    Officer



Exhibit 11

CREATIVE COMPUTER APPLICATIONS, INC.

COMPUTATION OF EARNINGS PER COMMON SHARE


                                                     Three Months ended
                                                         November 30,
                                                    1997            1996

ENDING MARKET PRICE PER SHARE                   $      1.75     $      2.13

AVERAGE MARKET PRICE PER SHARE                  $      1.74     $      1.86

NET INCOME                                      $    40,486     $    99,784

PRIMARY EARNINGS PER SHARE:
   Shares:
      Weighted average number of common
        shares outstanding                        2,859,865       2,824,207
      Shares issuable upon exercise of
        options and warrants                        583,000         671,000
      Shares assumed to be repurchased
        under the treasury stock
        method (1) (2)                             (435,872)       (476,108)

      Adjusted weighted average number
        of common shares outstanding              3,006,993       3,019,099

      Primary earnings per share                $       .01     $       .03


FULLY DILUTED EARNINGS PER SHARE:
   Shares:
      Weighted average number of
        common shares outstanding                 2,859,865       2,824,207
      Shares issuable upon exercise of
        options and warrants                        583,000         681,000
      Shares assumed to be repurchased
        under the treasury stock
        method (1) (2)                             (432,634)       (424,817)
      Adjusted weighted average number
        of common shares outstanding              3,010,231       3,080,390

      Fully diluted earnings per share          $       .01     $       .03


(1)  Shares assumed to be repurchased under the treasury stock method:
          Primary common stock equivalents are assumed to be repurchased at average market price.
          Fully diluted common stock equivalents are assumed to be repurchased at the greater of average or ending market price.

(2) Shares assumed to be repurchased under the treasury stock method were based on proceeds of assumed options of $757,110 for primary and fully diluted for the three month period ended November 30, 1997.