Form 10QSB
period 1998-02-28
CREATIVE COMPUTER APPLICATIONS INC
filed 1998-04-17
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB



(Mark One)

[ X  ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,912,540 common shares as of April 6, 1998

Transitional Small Business Disclosure Format (check one):

		Yes			No	X




CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB



I N D E X



PART I - Financial Information:                           PAGE

Condensed Balance Sheets at February 28, 1998
and August 31, 1997                                         3

Condensed Statements of Operation for the three
months ended February 28, 1998 and February 28, 1997        4

Condensed Statements of Operation for the six months
ended February 28, 1998 and February 28, 1997               5

Condensed Statements of Cash Flows for the six months
ended February 28, 1998 and February 28, 1997               6

Notes to Condensed Financial Statements                     7

Management's Discussion and Analysis or Plan of Operation   7


PART II - Other Information:

Items 1 through 6                                           9

Signatures                                                 10




PART 1 - FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
____________________________________


                                   February 28,             August 31,
                                      1998                    1997  *
                                   (Unaudited)

                      ASSETS
CURRENT ASSETS:
  Cash                             $  255,624             $  534,430
  Receivables                       1,898,925              1,933,685
  Inventories                         771,902                675,795
  Prepaid expenses and
    other assets                      116,613                 78,951
  Deferred tax asset                  427,000                427,000

TOTAL CURRENT ASSETS                3,470,064              3,649,861

PROPERTY AND EQUIPMENT, net           649,321                551,413
INVENTORY OF COMPONENT PARTS          115,357                136,357
CAPITALIZED SOFTWARE COSTS,
   net of accumulated
   amortization of
   $392,194 and $286,907            1,014,650                917,937
INTANGIBLES, net                      238,796                264,381
OTHER ASSETS                            7,058                 21,965
DEFERRED TAX ASSET                    551,200                551,200

    TOTAL ASSETS                 $  6,046,446           $  6,093,114

LIABILITIES AND SHAREHOLDERS'
    EQUITY

CURRENT LIABILITIES:
  Notes payable to bank          $    620,000           $    287,296
  Accounts payable                    575,183                522,808
  Accrued liabilities:
    Vacation Pay                      186,184                187,367
        Other                         307,154                363,027
  Deferred service contract
    income                            626,529                569,734
  Capital lease obligations,
    current portion                     9,187                 16,572

TOTAL CURRENT LIABILITIES           2,324,237              1,946,804

NOTES PAYABLE TO BANK,
   NET OF CURRENT PORTION              51,609                      0
CAPITAL LEASE OBLIGATIONS,
   net of current portion               1,611                  4,679
DEFERRED RENT                               0                  5,034

 TOTAL LIABILITIES                  2,377,457              1,956,517

SHAREHOLDERS' EQUITY:
 Preferred shares, no par
    value; 500,000 shares
      authorized; no shares
      outstanding                           -                     -
 Common shares, no
    par value; 20,000,000
    shares authorized;
    2,910,865 and
      2,849,865 shares
      outstanding                   5,819,185             5,752,635
  Accumulated deficit              (2,150,196)           (1,616,038)

TOTAL SHAREHOLDERS' EQUITY          3,668,989             4,136,597


                                 $  6,046,446            $6,093,114

See Notes to Financial Statements.
* As presented in the audited financial statements


CONDENSED STATEMENTS OF OPERATIONS



                                   Three Months Ended February 28
                                       1998               1997

                                            (unaudited)

NET SYSTEM SALES AND
  SERVICE REVENUE
   System sales                     $  721,379       $1,337,303
   Service revenue                     565,679          502,262
                                     1,287,058        1,839,565

COST OF PRODUCTS AND
  SERVICES SOLD
   System sales                        681,689          630,674
   Service revenue                     333,451          335,036
                                     1,015,140          965,710

   Gross profit                        271,918          873,855

OPERATING EXPENSES:
  Selling, general
    and administrative                 652,009          600,117

Research and development               165,582          134,216

                                       817,591          734,333

Operating income (Loss)               (545,673)         139,522

INTEREST AND
  OTHER INCOME                             572            1,325

INTEREST EXPENSE                       (15,742)         (10,690)

LOSS ON INVESTMENT                     (14,151)               -

Income (Loss) before
  taxes on income                     (574,994)         130,157

TAXES ON INCOME                              0           (2,850)

NET INCOME (Loss)                     (574,994)      $  127,307

EARNINGS (LOSS) PER
  COMMON SHARE (Note 2):

      Basic                        ($      .20)      $      .05
      Diluted                      ($      .20)      $      .04

WEIGHTED AVERAGE
  NUMBER OF COMMON
   SHARES AND COMMON STOCK
    EQUIVALENTS OUTSTANDING

      Basic                          2,910,865        2,831,532
      Diluted                        2,910,865        2,995,355


See Notes to Financial Statements.



CONDENSED STATEMENTS OF OPERATIONS



                                Six Months Ended February 28
                                  1998                1997

                                           (unaudited)
NET SYSTEM SALES AND
  SERVICE REVENUE
    System sales                $1,966,116       $2,503,456
    Service revenue              1,128,383        1,070,680
                                 3,094,499        3,574,136

COST OF PRODUCTS AND
  SERVICES SOLD
    System sales                 1,306,550        1,230,305
    Service revenue                726,857          650,693
                                 2,033,407        1,880,998

Gross profit                     1,061,092        1,693,138

OPERATING EXPENSES:
  Selling, general and
    administrative               1,241,380        1,174,300

Research and development           321,125          268,603

                                 1,562,505        1,442,903

Operating income (Loss)           (501,413)         250,235

INTEREST AND OTHER INCOME            1,146            2,544

INTEREST EXPENSE                   (19,740)         (16,488)

LOSS ON INVESTMENT                 (14,151)               -

  Income (Loss) before
    taxes on income               (534,158)         236,291

TAXES ON INCOME                          0           (9,200)

NET INCOME (LOSS)              ($  534,158)      $  227,091

EARNINGS (LOSS) PER
   COMMON SHARE (Note 2):
      Basic                    ($      .19)      $      .08
      Diluted                  ($      .19)      $      .08

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES AND
    COMMON STOCK EQUIVALENTS
     OUTSTANDING

      Basic                      2,885,365        2,828,198
      Diluted                    2,885,365        3,008,355


See Notes to Financial Statements.



CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash


                                        Six Months Ended February 28
                                          1998               1997

                                                  (unaudited)

OPERATING ACTIVITIES:
Net income (Loss)                     ($  534,158)         $  227,091
  Adjustments to reconcile
  net income (Loss)
    to net cash provided by
    (used in) operating
      activities:
  Depreciation and amortization           230,919             222,189
  Provision for possible losses            77,267               4,078
  Changes in operating assets and
      liabilities:
         Receivables                      (42,507)           (394,685)
         Inventories                      (96,107)            (31,258)
         Prepaid expenses and
          other assets                    (28,544)            (33,058)
         Accounts payable                  52,375             165,729
         Accrued liabilities                 (261)            (10,428)

Net cash provided by (used in)
  operating activities                   (341,016)            149,658

INVESTING ACTIVITIES
  Additions to property
    and equipment                        (176,200)           (164,515)
  Capitalized software costs             (202,000)           (192,000)
  Net cash used in investing
      activities                         (378,200)           (356,515)

FINANCING ACTIVITIES:
  Additions to notes
    payable, net                           384,313            155,421
  Decrease in capital
    lease obligations,
     net of payments                       (10,453)           (13,753)
  Exercise of Stock Options                 66,550             17,565
  Net cash provided by
    financing activities                   440,410            159,233

NET DECREASE IN CASH                      (278,806)           (47,624)

Cash, beginning of period                  534,430            253,201

Cash, end of period                     $  255,624         $  205,577



See notes to financial statements.



NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of February 28, 1998 and August 31, 1997, the results of its operations for the three months and six months ended February 28, 1998 & February 28, 1997, and cash flows for the six months ended February 28, 1998 and February 28, 1997.


Note 2. The Company adopted SFAS No. 128, "Earnings Per Share,". SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. All prior period weighted average and per share information has been restated in accordance with SFAS No. 128.


Note 3. The Company elected early adoption of Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2"). SOP 97-2 supersedes SOP 91-1 regarding software revenue recognition. SOP 97-2 required the Company to change the method of recognizing revenue on software sales and related services, in accordance with SOP 97-2. The SOP requires companies to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed and determinable, and (iv) collectability is probable. The SOP also requires companies to allocate the fee on a multiple element contract between the various elements based on vendor-specific objective evidence of fair value. The impact of this adoption was recorded in the Company's Statements of Operations for the three months and six months ended February 28, 1998.


Item 2.	Management's Discussion and Analysis of Results of
Operations and Financial Condition

		This following section of the report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.


Results of Operations

		In October 1997 the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which became effective for fiscal years beginning after December 15, 1997 although earlier adoption was recommended. The new SOP affects all companies that sell software and provide related services. Its provisions necessitate significant modifications in the way the Company structures software transactions and report revenues from those activities. Because SOP 97-2 significantly changes the way in which the Company accounts for the sale of its Clinical Information Systems, management decided to adopt the change in accounting method immediately on January 1,1998 instead of waiting until the beginning of its next fiscal year. The Company expects that the change in accounting method will significantly impact the recording of revenues and its results of operations for the next one to two quarters beyond the second quarter ended February 28, 1998.

		SOP 97-2 requires that the Company modify its revenue recognition policies on a going forward basis and no restatement of prior periods is required. Accordingly the following discussion takes into consideration the effect of SOP 97-2 for the current periods only and therefore the comparisons are not fully representative The change in accounting method brought about by SOP 97-2 primarily affects reporting of revenues from the sale of the Company's CIS products and related data acquisition products bundled into CIS transactions. All other components of the Company's business from which it derives revenues were already compliant with the provisions of SOP 97-2. Under the SOP 97-2 guidelines revenues from the sale of the Company's CIS products will be recognized as hardware and standard software is delivered to a customer, custom software such as interfaces to other vendors systems will be recognized when delivered and operational, and revenues associated with the installation and implementation of systems will be recognized as the services are performed. Other provisions of the SOP that require, among other things, a defined contract and definitive sales price have been met by the Company's internal sales policies that were already in place for many years.

		Sales for the second quarter of fiscal 1998 ended February 28, 1998 decreased by $552,507 or 30% compared to the same quarter of fiscal 1997. For the six-month period ended February 28, 1998 sales decreased $479,637 or 13% compared to the same period in fiscal 1997. When analyzed by product category for the quarter and six month periods, sales of Clinical Information Systems decreased $431,731 or 42% and $325,125 or 17% respectively, sales of data acquisition products decreased $178,563 or 64% and $207,726 or 39% respectively, and service revenues increased by $63,417 or 13% and $57,703 or 5% respectively. The decrease in revenues associated with the Companies CIS products was primarily attributable to the deferral of a portion of its revenues of approximately $500,000 to subsequent periods in accordance with SOP 97-2. This will be recognized as products are delivered and implementation services are performed. The decrease in the sale of data acquisition products is primarily attributable to a lower number of units shipped to OEM customers, and the deferral of some shipments to subsequent periods under the SOP guidelines. The increase in service revenues was attributable to a greater number of customer sites on contract.

		Cost of sales for the second quarter and six month period ended February 28, 1998 increased by $49,430 or 5% and $152,409 or 8% respectively as compared to the same quarter and six month period of 1997. For the quarter and six month period the increase in costs of sales was primarily attributable to an increase in labor costs of $110,557 or 32% and $231,639 or 36% respectively, and increases in other costs of $41,775 or 13% and $82,947 or 13% respectively. The increases were partially offset by decreases in material costs of $102,902 or 34% and $162,177 or 28% respectively. The overall increases in labor costs were attributable to a conversion of temporary personnel to full-time status and the hiring of additional trainers and managers to handle an anticipated increase in sales of Clinical Information Systems.

		Selling and administration expenses increased $51,892 or 9% and $67,080 or 6% in comparing the current quarter and six months ending February 28, 1998 with the same periods of fiscal 1997. The increase was primarily attributable to planned expenditures in sales and marketing associated with the Company's CIS products. Management anticipates the increased level of sales and marketing expenditures to continue in the second half of fiscal 1998 as the Company expands its sales and marketing activities related to the sale of its CIS products across a broader market spectrum.

		Research and Development expense increased $31,366 or 23% and $52,522 or 20% for the current quarter and six months ending February 28, 1998 compared to the same periods of fiscal 1997. The increases were primarily attributable to a greater amount of labor costs incurred in the current periods due to a number of new software products in development.

		As a result of the aggregate factors discussed above the Company incurred net losses of $574,994 or basic and diluted loss per share of $.20 and $534,158 or basic and diluted loss of $.19 per share for the current quarter and six month period ending February 28, 1998 compared to net income of $127,307 or basic and diluted earnings per share of $.05 and $.04 respectively, and a net income of $227,091 or basic and diluted earnings per share of $.08 in the comparable quarter and six month period one year ago.


Capital Resources and Liquidity

		As of February 28, 1998, the Company's working capital amounted to $1,145,827 compared to $1,703,057 at August 31, 1997. The ratio of the Company's current assets to current liabilities was approximately 1.5 to 1 at February 28, 1998 compared to 1.9 to 1 at August 31, 1997.

                The Company's bank line of credit as of February
28, 1998 amounted to approximately $740,000, of that amount $672,000 was outstanding as of that date. The Company believes it was in compliance with all covenants and financial ratios required by its bank as of February 28, 1998.

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


Items 1 through 3.  NOT APPLICABLE.


Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company held an Annual Meeting of Shareholders on
February 20, 1998.

(b) The following Directors, all of whom were incumbents, were reelected to the five member Board at the February 20, 1998 meeting:



                                FOR                   WITHHELD

Bruce M. Miller                 2,436,988             25,410
Steven M. Besbeck               2,434,588             27,810
James R. Helms                  2,436,788             25,610
Lawrence S. Schmid              2,436,988             25,410
Robert S. Fogerson, Jr.         2,436,988             25,410


(c)	1.	The only matter voted upon at the February 20, 1998
                Annual Meeting was the ratification of BDO Seidman as the Company's auditors by a vote of 2,439,498 for, 16,390 against, 6,510 abstaining, and 0 non-votes.

(d)	Not applicable.


Item 5.	NOT APPLICABLE.


Item 6.	Exhibits and Reports on Forms 8-K

(a)	Exhibit 11 - Statement re: computation of per share
        earnings.

Exhibit 27 - Financial Data Schedule.

(b)	There were no reports filed on Form 8-K during
	the quarter ended February 28, 1998.


SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CREATIVE COMPUTER APPLICATIONS, INC.
(Company)



Date:	April 16, 1998		/S/  STEVEN M. BESBECK
				Steven. M. Besbeck, President
				Chief Executive Officer, Chief
				Financial Officer



Date:	April 16, 1998		/S/  CAROL BESSEL
				Carol Bessel
                                Controller and Chief Accounting
                                Officer



COMPUTATION OF EARNINGS PER COMMON SHARE

Exhibit 11



                               Six Months Ended        Three Months Ended
                                 February 28,             February 28,

                             1998          1997         1998          1997


AVERAGE MARKET PRICE
  PER SHARE               $     1.66    $     1.81   $    1.58    $     1.75


NET INCOME (LOSS)        ($  534,158)   $  227,091  ($ 574,994)   $  127,307

BASIC EARNINGS
  PER SHARE:
Weighted average
  number of common
   shares outstanding      2,885,365     2,828,198    2,910,865    2,831,532

Basic earnings
  per share:             ($      .19)   $      .08  ($      .20)  $      .05


DILUTED EARNINGS
  PER SHARE:
Shares:
  Weighted average
   number of common
   shares outstanding      2,885,365     2,828,198    2,910,865    2,831,532
Shares issuable upon
  exercise of options
  and warrants                     0       663,000            0      623,000
Shares assumed to be
  repurchased under
   the treasury stock
     method (1) (2)                0   (   482,843)           0  (   459,177)
Adjusted weighted
  average number of
   common shares
    outstanding            2,885,365     3,008,355    2,910,865    2,995,355

Diluted earnings
  per share:             ($      .19)   $      .08  ($      .20)  $      .04




(1)	Shares assumed to be repurchased under the treasury stock
        method:

	Shares assumed to be repurchased under the treasury stock method are limited to 20% of the number of shares outstanding at the end of the period in accordance with Accounting Principals Board Statement No. 15.


(2) Options to purchase 851,755 shares were outstanding at February 28, 1998, but were not included in the computation Of diluted loss per common share because the effect would be anti-dilutive.

CREATIVE COMPUTER APPLICATIONS, INC.






[ARTICLE]    5
[RESTATED]

[PERIOD-TYPE]		6-MOS
[FISCAL-YEAR-END]                       AUG-31-1997
[PERIOD-END]			        FEB-28-1997
[CASH]                                       205577
[SECURITIES]                                      0
[RECEIVABLES]                               2069171
[ALLOWANCES]                                      0
[INVENTORY]                                  674045
[CURRENT-ASSETS]                            3490631
[PP&E]                                      1610706
[DEPRECIATION]                              1051432
[TOTAL-ASSETS]                              5363748
[CURRENT-LIABILITIES]                       1853334
[BONDS]                                           0
[PREFERRED-MANDATORY]                             0
[PREFERRED]                                       0
[COMMON]                                    5732135
[OTHER-SE]                                 (2279948)
[TOTAL-LIABILITY-AND-EQUITY]                5363748
[SALES]                                     3574136
<TOTAL REVENUES>                            3576680
[CGS]                                       1880998
[TOTAL-COSTS]                               3323901
[OTHER-EXPENSES]                                  0
[LOSS-PROVISION]                                  0
[INTEREST-EXPENSE]                            16488
[INCOME-PRETAX]                              236291
[INCOME-TAX]                                   9200
[INCOME-CONTINUING]                          227091
[DISCONTINUED]                                    0
[EXTRAORDINARY]                                   0
[CHANGES]                                         0
[NET-INCOME]                                 227091
[EPS-PRIMARY]                                   .08
[EPS-DILUTED]                                   .08