Form 10QSB
period 1998-05-31
CREATIVE COMPUTER APPLICATIONS INC
filed 1998-07-13
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB



(Mark One)

[X      ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1998

[       ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT
For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,912,540 common shares as of July 6, 1998

Transitional Small Business Disclosure Format (check one):

	Yes			No	X



CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB


I N D E X


PART I - Financial Information:                         PAGE

Condensed Balance Sheets at May 31, 1998
and August 31, 1997                                      3

Condensed Statements of Operation for the
three months ended May 31, 1998 and May 31, 1997         4

Condensed Statements of Operation for the
nine months ended May 31, 1998 and May 31, 1997          5

Condensed Statements of Cash Flows for the
nine months ended May 31, 1998 and May 31, 1997          6

Notes to Condensed Financial Statements                  7

Management's Discussion and Analysis                     7


PART II - Other Information:

Items 1 through 6                                        9

Signatures                                              10


CREATIVE COMPUTER APPLICATIONS, INC.


PART 1 - FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
____________________________________


                                                  May 31,        August 31,
                                                   1998            1997  *
                                                (Unaudited)

                             ASSETS
CURRENT ASSETS:
    Cash                                       $   368,149   $     534,430
    Receivables                                  1,777,761       1,933,685
    Inventories                                    731,272         675,795
    Prepaid expenses and other assets              102,927         78,951
    Deferred tax asset                             427,000         427,000

            TOTAL CURRENT ASSETS                 3,407,109       3,649,861

PROPERTY AND EQUIPMENT, net                        662,648         551,413
INVENTORY OF COMPONENT PARTS                       104,857         136,357
CAPITALIZED SOFTWARE COSTS, net of
  accumulated
    amortization of $450,902
     and $286,907                                1,051,941         917,937
INTANGIBLES, net                                   271,068         264,381
OTHER ASSETS                                         9,727          21,965
DEFERRED TAX ASSET                                 551,200         551,200

                TOTAL ASSETS                   $ 6,058,550   $   6,093,114

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank (Note 4)             $   620,000   $     287,296
    Accounts payable                               451,011         522,808
    Royalty obligation                              66,220               -
    Accrued liabilities:
         Vacation Pay                              196,677         187,367
         Other                                     320,007         363,027
    Deferred service contract income               709,667         569,734
    Deferred revenue                               470,681               -
    Capital lease obligations,
      current portion                                6,129          16,572

  TOTAL CURRENT LIABILITIES                      2,840,392       1,946,804

NOTES PAYABLE TO BANK, NET
  OF CURRENT PORTION                                21,609               0
CAPITAL LEASE OBLIGATIONS,
  net of current portion                                 0           4,679
DEFERRED RENT                                            0           5,034

   TOTAL LIABILITIES                             2,862,001       1,956,517

SHAREHOLDERS' EQUITY:
   Preferred shares, no par value;
     500,000 shares authorized; no
      shares outstanding                                 -               -
   Common shares, no par value;
     20,000,000 shares authorized;
      2,912,540 and 2,849,865 shares
        outstanding                              5,821,802       5,752,635
        Accumulated deficit                     (2,625,253)     (1,616,038)
    TOTAL SHAREHOLDERS' EQUITY                   3,196,549       4,136,597

                                               $ 6,058,550   $   6,093,114

See Notes to Financial Statements.
* As presented in the audited financial statements



CREATIVE COMPUTER APPLICATIONS, INC.


CONDENSED STATEMENTS OF OPERATIONS



                                                Three Months Ended May 31,
                                                   1998            1997

				                	(unaudited)

NET SYSTEM SALES AND SERVICE REVENUE
        System sales                           $   827,561   $   1,223,380
        Service revenue                            591,175         512,291
                                                 1,418,736       1,735,671

COST OF SALES AND SERVICES
        Systems                                    700,662         556,206
        Services                                   399,242         362,154
                                                 1,099,904         918,360

        Gross profit                               318,832         817,311

OPERATING EXPENSES:
  Selling, general and administrative              612,504         572,291

        Research and development                   165,666         146,115

                                                   778,170         718,406

        Operating income (Loss)                   (459,338)         98,905

INTEREST AND OTHER INCOME                            1,858          39,956

INTEREST EXPENSE                                   (17,577)         (9,341)

  Income (Loss) before taxes on income            (475,057)        129,520

TAXES ON INCOME                                          0          (2,000)

NET INCOME (LOSS)                              $  (475,057)  $     127,520

EARNINGS (LOSS) PER COMMON SHARE (Note 2):

        Basic                                 ($       .16)  $         .04
        Diluted                               ($       .16)  $         .04

WEIGHTED AVERAGE NUMBER OF COMMON
	SHARES AND COMMON STOCK
	EQUIVALENTS OUTSTANDING

        Basic                                    2,912,540       2,835,698
        Diluted                                  2,912,540       3,038,984




See Notes to Financial Statements.


CREATIVE COMPUTER APPLICATIONS, INC.


CONDENSED STATEMENTS OF OPERATIONS



                                                 Nine Months Ended May 31,
                                                   1998           1997

                                                      (unaudited)



NET SYSTEM SALES AND SERVICE REVENUE
   System sales                                $ 2,793,677   $   3,726,836
   Service revenue                               1,719,558       1,582,971
                                                 4,513,235       5,309,807

COST OF SALES AND SERVICES
   Systems                                       2,007,212       1,786,511
   Services                                      1,126,099       1,012,847
                                                 3,133,311       2,799,358

   Gross profit                                  1,379,924       2,510,449

OPERATING EXPENSES:
   Selling, general and administrative           1,853,884       1,746,591

   Research and development                        486,791         414,718

                                                 2,340,675       2,161,309

   Operating income (Loss)                        (960,751)        349,140

INTEREST AND OTHER INCOME                            3,004          42,500

INTEREST EXPENSE                                   (37,317)        (25,829)

LOSS ON INVESTMENT                                 (14,151)              -

   Income (Loss) before taxes on income         (1,009,215)        365,811

TAXES ON INCOME                                          0         (11,200)

NET INCOME (LOSS)                              $(1,009,215)  $     354,611

EARNINGS (LOSS) PER COMMON SHARE (Note 2):
   Basic                                      ($       .35)  $         .13
   Diluted                                    ($       .35)  $         .12

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES AND COMMON STOCK
     EQUIVALENTS OUTSTANDING

   Basic                                         2,894,423       2,830,698
   Diluted                                       2,894,423       3,012,782




See Notes to Financial Statements.


CREATIVE COMPUTER APPLICATIONS, INC.


CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash



                                                Nine Months Ended May 31,
                                                  1998             1997

                                                        (unaudited)

OPERATING ACTIVITIES:
   Net income (loss)                          $ (1,009,215)  $     354,611
   Adjustments to reconcile
    net income (loss)
       to net cash provided by
        (used in) operating activities:
            Depreciation and amortization          369,070         340,133
            Provision for possible losses           22,809           2,777
   Changes in operating assets and
     liabilities:
        Receivables                                133,115        (484,713)
        Inventories                                (55,477)         14,861
        Prepaid expenses and other assets          (14,858)        (59,682)
        Accounts payable                           (71,797)         96,525
        Other liabilities                          576,904         177,342

         Net cash provided by (used in)
             operating activities                  (49,449)        441,854

INVESTING ACTIVITIES
   Additions to property and equipment            (244,064)       (190,193)
   Additions to intangibles                        (49,346)              -
   Capitalized software costs                     (298,000)       (288,000)
       Net cash used in investing
           activities                             (591,410)       (478,193)

FINANCING ACTIVITIES:
   Additions to notes payable, net                 420,533         125,421
   Decrease in capital lease obligations,
      net of payments                              (15,122)        (22,161)
   Proceeds from exercise of stock options          69,167          38,065
        Net cash provided by financing
           activities                              474,578         141,325

NET INCREASE (DECREASE) IN CASH                   (166,281)        104,986

Cash, beginning of period                          534,430         253,201

Cash, end of period                            $   368,149   $     358,187




See notes to financial statements.


CREATIVE COMPUTER APPLICATIONS, INC.


NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 1998 and August 31, 1997, the results of its operations for the three months and nine months ended May 31, 1998 and May 31, 1997, and cash flows for the nine months ended May 31, 1998 and May 31, 1997.


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


Note 3. The Company elected early adoption of Statement of Position 97-2, "Software Revenue Recognition",
             ("SOP 97-2").  SOP 97-2 supersedes SOP 91-1
             regarding software revenue recognition. SOP 97-2 required the Company to change the method of recognizing revenues on software sales and related services, in accordance with SOP 97-2. The SOP requires companies to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed and determinable, and (iv) collectability is probable. The SOP also requires companies to allocate the fee on a multiple element contract between the various elements based on vendor-specific objective evidence of fair value. The impact of this adoption was recorded in the Company's Statements of Operations during the three months ended February 28, 1998 and the nine months ended May 31, 1998.


Note 4. Subsequent to August 31, 1997, the Company borrowed on its line of credit with its bank. The funds were used for working capital and capital expenditures. The outstanding balance is approximately $640,000. The Company was not in compliance with all covenants and financial ratios required by its bank as of May 31, 1998, but it believes it can cure such deficiencies or obtain a waiver from its bank.



Item 2.	Management's Discussion and Analysis of Results of
Operations and Financial Condition

		This following section of the report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.


Results of Operations

		In October 1997 the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which became effective for fiscal years beginning after December 15, 1997 although earlier adoption was recommended. The new SOP affects all companies that sell software and provide related services. Its provisions necessitate significant modifications in the way the Company structures software transactions and reports revenues from those activities. Because SOP 97-2 significantly changes the way in which the Company accounts for the sale of its Clinical Information Systems, management decided to adopt the change in accounting method immediately on January 1,1998 instead of waiting until the beginning of its next fiscal year. The Company expects that the change in accounting method will significantly impact the recording of revenues and its results of operations for the next one to two quarters beyond the second quarter ended February 28, 1998.

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

CREATIVE COMPUTER APPLICATIONS, INC.


defined contract and definitive sales price have been met by the Company's internal sales policies that were already in place for many years.

		Sales for the third quarter of fiscal 1998 ended
May 31, 1998 decreased by $316,935 or 18% compared to the same quarter of fiscal 1997. For the nine-month period ended May 31, 1998 sales decreased $796,572 or 15% compared to the same period in fiscal 1997. When analyzed by product category for the quarter and nine month periods, sales of Clinical Information Systems (CIS)decreased $261,310 or 27% and $586,435 or 20% respectively, sales of data acquisition products decreased $127,081 or 57% and $334,807 or 44% respectively, and service revenues increased by $78,884 or 15% and $136,587 or 9% respectively.

		The decrease in revenues associated with the Companies CIS products was primarily attributable to the deferral of a portion of its revenues of approximately $470,000 to subsequent periods in accordance with SOP 97-2. These revenues will be recognized as products are delivered and implementation services are performed. The decrease in the sale of data acquisition products is primarily attributable to a lower number of units shipped to OEM customers, and the deferral of some shipments to subsequent periods under the SOP guidelines. The increase in service revenues was attributable to a greater number of customer sites on contract.

		Cost of sales for the third quarter and nine month period ended May 31, 1998 increased by $181,544 or 20% and $333,953 or 12% respectively as compared to the same quarter and nine month period of 1997. For the quarter and nine month period the increase in costs of sales was primarily attributable to an increase in labor costs of $108,928 or 31% and $340,567 or 34% respectively, and increases in other costs of $37,380 or 11% and $120,327 or 12% respectively. Material costs increased $35,236 or 15% for the quarter compared to the same quarter of 1997, and material costs decreased $126,941 or 16% compared to the same nine month period in 1997. The increase in material costs in the three months ending May 31, 1998, is attributable to a lesser volume of software revenues in the quarter, in part due to the deferral of a portion of such revenues to subsequent periods. The decrease in material costs for the nine months ending May 31, 1998, compared to the same period of fiscal 1997, is attributable to a greater volume of software only revenues that improve gross margins and a lower volume of sales of Clinical Information Systems.

		The overall increases in labor costs were attributable to a conversion of temporary personnel to full-time status and the hiring of additional trainers and managers to handle an anticipated increase in sales of Clinical Information Systems.

		Selling and administration expenses increased
$40,213 or 7% and $107,293 or 6% in comparing the current quarter and nine months ending May 31, 1998 with the same periods of fiscal
1997. The increase was primarily attributable to planned expenditures in sales and marketing associated with the Company's
CIS products. Management anticipates the increased level of sales and marketing expenditures to continue through the remaining of the fiscal year 1998 as the Company expands its sales and marketing activities related to the sale of its CIS products across a broader market spectrum.

		Research and Development expense increased $19,551 or 13% and $72,073 or 17% for the current quarter and nine months ending May 31, 1998 compared to the same periods of fiscal 1997. The increases were primarily attributable to a greater amount of labor costs incurred in the current periods due to a number of new software products in development.

		As a result of the aggregate factors discussed above the Company incurred net losses of $475,057 or basic and diluted loss per share of $.16 and $1,009,215 or basic and diluted loss of $.35 per share for the current quarter and nine month period ending May 31, 1998 compared to net income of $127,520 or basic and diluted earnings per share of $.04, and a net income of $354,611 or basic and diluted earnings per share of $.13 and $.12 respectively in the comparable quarter and nine month period one year ago.


Capital Resources and Liquidity

                As of May 31, 1998, the Company's working capital amounted to $556,717 compared to $1,703,057 at August 31, 1997. The ratio of the Company's current assets to current liabilities was approximately 1.2 to 1 at May 31, 1998 compared to 1.9 to 1 at August 31, 1997.

                The Company's bank line of credit as of May 31, 1998 amounted to approximately $740,000, of that amount $642,000 was outstanding as of that date. The Company was not in compliance with all covenants and financial ratios required by its bank as of May 31, 1998 but it believes it can cure such deficiencies or obtain a waiver from its bank.

CREATIVE COMPUTER APPLICATIONS, INC.


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

        Exhibit 27 - Financial Data Schedule.

(b)	There were no reports filed on Form 8-K during
	the quarter ended May 31, 1998.


CREATIVE COMPUTER APPLICATIONS, INC.


SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CREATIVE COMPUTER APPLICATIONS, INC.
(Company)


Date:	July 10, 1998		/S/  Steven M. Besbeck
				Steven. M. Besbeck, President
				Chief Executive Officer, Chief
				Financial Officer



Date:	July 10, 1998		/S/  Carol Bessel
				Carol Bessel
				Controller and Chief
                                Accounting Officer


CREATIVE COMPUTER APPLICATIONS, INC.


COMPUTATION OF EARNINGS PER COMMON SHARE

Exhibit 11



                             Nine Months Ended          Three Months Ended
                                    May 31,                  May 31,

                             1998          1997         1998          1997


AVERAGE MARKET PRICE
 PER SHARE                $     1.57   $      1.85   $     1.39    $     1.94


NET INCOME (LOSS)        ($1,009,215)  $   354,611  ($  475,057)   $  127,520

BASIC EARNINGS
 PER SHARE:
   Weighted average
    number of common
    shares outstanding     2,894,423     2,830,698    2,912,540     2,835,698

   Basic earnings
    per share:           ($      .35)  $       .13  ($      .16)   $      .04


DILUTED EARNINGS
  PER SHARE:
 Shares:
  Weighted average
     number of common
     shares outstanding    2,894,423     2,830,698    2,912,540     2,835,698
  Shares issuable upon
   exercise of options
   and warrants                    0       638,000            0       648,000
  Shares assumed to be
   repurchased under the
   treasury stock
   method (1) (2)                  0  (    455,916)           0   (   444,714)
  Adjusted weighted
   average number of
   common shares
   outstanding             2,894,423     3,012,782    2,912,540     3,038,984

  Diluted earnings
   per share:            ($      .35)  $       .12  ($      .16)   $      .04







(1) Shares assumed to be repurchased under the treasury stock method using the average market price.


(2)    Options to purchase 851,755 shares were outstanding at May
       31, 1998, but were not included in the computation
       Of diluted loss per common share because the effect would be anti-dilutive.




[ARTICLE]	5
[RESTATED]

[PERIOD-TYPE]		9-MOS
[FISCAL-YEAR-END]                     AUG-31-1997
[PERIOD-END]                          MAY-31-1997
[CASH]                                     358187
[SECURITIES]                                    0
[RECEIVABLES]                             2160500
[ALLOWANCES]                                    0
[INVENTORY]                                627926
[CURRENT-ASSETS]                          3707525
[PP&E]                                    1636385
[DEPRECIATION]                            1098019
[TOTAL-ASSETS]                            5584377
[CURRENT-LIABILITIES]                     1965456
[BONDS]                                         0
[PREFERRED-MANDATORY]                           0
[PREFERRED]                                     0
[COMMON]                                  5752635
[OTHER-SE]                               (2152427)
[TOTAL-LIABILITY-AND-EQUITY]              5584377
[SALES]                                   5309807
<TOTAL REVENUES>                          5352307
[CGS]                                     2799358
[TOTAL-COSTS]				  4960667
[OTHER-EXPENSES]                                0
[LOSS-PROVISION]                                0
[INTEREST-EXPENSE]			    25829
[INCOME-PRETAX]				   365811
[INCOME-TAX]				    11200
[INCOME-CONTINUING]			   354611
[DISCONTINUED]				        0
[EXTRAORDINARY]				        0
[CHANGES]				        0
[NET-INCOME]				   354611
[EPS-PRIMARY]				      .13
[EPS-DILUTED]				      .12


CREATIVE COMPUTER APPLICATIONS, INC.