Form 10KSB
period 1998-08-31
CREATIVE COMPUTER APPLICATIONS INC
filed 1998-11-24
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 1998.

OR
[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

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
		Yes  X 		No  __

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-
KSB.						[  ]

Issuer's revenues for its most recent fiscal year ended August 31, 1998 were $6,448,370

As of November 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately
$2,000,000.

As of November 16, 1998, the Company had 2,920,740 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure (check one):
		Yes  __		No  X

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


Business Description

Creative Computer Applications, Inc. (CCA or the Company) develops, assembles, markets, installs, and services computer based Clinical Information Systems for use in hospitals, clinics, reference laboratories, and other healthcare institutions. Clinical information is data that is gathered concerning each individual patient's health condition, diagnosis, and treatment that is used by doctors, nurses and other healthcare providers. CCA's products are used to provide automation of information that facilitates the operation of clinical departments and allows the rapid recording and processing of information that can be communicated, documented, and delivered to healthcare providers. Currently, CCA markets a Laboratory Information System under the name CyberLAB II(Registered Trademark), a Pharmacy Information System under the name of CyberMED(Trademark), a Radiology Information System under the name CyberRAD(Registered Trademark), a Financial Management System for outpatient billing and accounts receivable and other related application modules. Additional application software products are in development or are planned to be developed in the future. The Company is also actively seeking to license or acquire other synergistic software products and operating businesses to add to its expanding product and service activities. The Company operates in a single industry segment. The general offices and operational headquarters are located at 26115-A Mureau Road, Calabasas, CA 91302. The telephone number is 818/880-6700.

The Company's business consists of three operational areas:
(1) Clinical Information Systems products, (2) service of its client's installations, and (3) data acquisition products. Product lines consist of Laboratory Information Systems, Pharmacy Information Systems, Radiology Information Systems, Financial Management Systems, Mammography Reporting and Tracking Systems, and Data Acquisition products. The Company sells its products and systems directly through its own sales force and through joint marketing relations with other companies. In addition, the Company sells its data acquisition products to original equipment manufacturers (OEM) and provides out source services.


History and Business Development

Since its inception as a California corporation in 1978, the Company has been primarily engaged in the development, manufacture, and service of Clinical Information Systems that automate the collection and management of patient clinical data for the healthcare industry.

Upon its formation, the Company initially designed and assembled custom data interfaces for various customers to use with specific automated and semi-automated testing devices. By January 1982, the Company had expanded its initial prototype data interface and data entry console products into a line of off-the-shelf interfaces for a wide variety of clinical instrumentation. Subsequently, the Company transformed this technology into turnkey information processing and Clinical Information Systems (CIS). As of August 31, 1998, the Company supported approximately 650 active application installations, that are used in over 500 client sites.

The percentage of the Company's net sales attributable to the sale and licensure of Clinical Information Systems, including data acquisition product sales, accounted for approximately 64% of the total revenues in fiscal 1998, 70% in fiscal 1997,and 67% in fiscal 1996. Management believes that the percentage of the Company's net sales attributable to its sales of Clinical Information Systems activities will continue at a similar rate in fiscal 1999 as in the current fiscal year.

By automating the collection and organization of patient clinical data, the Company's Clinical Information Systems reduce operating costs, improve patient care, and increase the efficiency of healthcare providers. In recent years, the healthcare industry has come under increasing pressure to control costs from government regulatory agencies and third party payers of medical expenses, as well as from increased competition in the healthcare industry. The need to contain healthcare costs has led to pressure to decrease or control the costs of the various components of healthcare. Management believes the pressure to contain healthcare costs can be expected to increase in the foreseeable future. The Company is continuing its research and development activities to develop products, which will reduce operating costs, improve patient care, and provide efficiencies in the healthcare industry.

The Company has pursued a diversification program since 1992 through acquisition and new product development to expand the Company's business to encompass other products that could service other clinical departments in hospitals and multi-specialty clinics. The Company has successfully pursued this program and during fiscal 1998 acquired MQA, a mammography reporting and tracking system, and completed enhancements and new modules to its Clinical Information System products. In addition, the Company has developed a Web-server based clinical system that provides access to its existing products so that physicians and nurses can easily utilize them from virtually anywhere in the world. Management believes that there are significant opportunities to market a multiple range of clinical applications to existing as well as new customers. Furthermore, the Company's software and hardware support organization and its sales and marketing personnel have been employed to service and market additional products. Management also believes there is synergy between the various clinical departments in hospitals and multi-specialty clinics. The Company is working to provide integration of its various departmental clinical applications to aid in patient treatment and management.

Although the Company has been profitable in each of its last six previous fiscal years, its 1998 fiscal year resulted in a loss primarily attributable to the adoption of a new accounting method, SOP 97-2. In October 1997 the American Institute of Certified Public Accountants issued Statement of Position (SOP 97-2), Software Revenue Recognition, which became effective for fiscal years beginning after December 15, 1997 although earlier adoption was recommended. The provisions of the new SOP necessitated significant modifications in the way companies structure software transactions and report revenues from those activities. Under the SOP 97-2 guidelines revenues from the sale of the Company's CIS products are recognized as hardware and standard software are delivered to a client, custom software such as interfaces to other vendors systems will be recognized when delivered and operational, and revenues associated with the installation and implementation of systems will be recognized as the services are performed. Because of the substantial nature of the accounting changes, the Company decided to adopt SOP 97-2 in mid year rather than wait until the beginning of its 1999 fiscal year. Accordingly, the Company's Results of Operations, resulted in a reduction of revenues and operating losses in its second and third fiscal quarters. Its fourth quarter resulted in an operating profit.


Clinical Information Systems

For laboratories, the Company has integrated its software applications and data acquisition technology into Laboratory
Information Systems, which are sold under its tradename CyberLAB
II(Registered Trademark). The Company offers systems on Compaq(Registered Trademark),IBM(Registered Trademark) and Hewlett Packard(Registered Trademark) computers. Extensive applications for a wide variety of laboratory testing, compliance, and quality control procedures, including hematology, immunology, chemistry, microbiology, drug testing, toxicology, urinalysis, blood bank, and cytology testing, are available with the Company's systems. File management, data base management, bedside specimen collections, remote communications, and financial management, including billing and accounts receivable options, are also available.

The Company's systems are highly scaleable, enabling a wide range of users to employ them. The Company's systems are designed around flexible parameterized software which enables the customer to tailor the software for its individual needs. The Company's Laboratory Information Systems are used by laboratories testing up to 15,000 patient samples a day, which includes approximately 95% of the clinical laboratory market.

CyberLAB II(Registered Trademark) as well as CyberMED(Trademark) and CyberRAD(Registered Trademark) operate under UNIX and are sold independently or as an integrated turnkey system and may be networked together or become part of an enterprise-wide network. In fiscal 1998, the Company developed a number of new features, and enhancements to CyberLAB II(Registered Trademark) including medical necessity validation decision support capabilities and an expanded microbiology module. The Company also completed the development of a new anatomical pathology system that can be used as a stand-alone or integrated with CyberLAB II(Registered Trademark), and a Web-server that provides access to its applications via Internet or Intranet. CyberLAB II(Registered Trademark) is Year 2000 compliant.

The Company's Pharmacy Information Systems, which are sold under the trademark CyberMED(Trademark), integrate inpatient, outpatient and long term care applications into a highly integrated software product. CyberMED(Trademark) integrates unit dose, IVPB/TPN, controlled substances, floor stock, inventory control, and kinetics functions. It performs labor intensive operations such as patient profiling, medication administration reporting, drug inventory control, drug interactions, and patient billing. An optional purchasing module can electronically place orders with suppliers and determine the fastest moving drugs, as well as track drug usage and costs. CyberMED(Trademark) supports several third party data base services for integrated drug interactions, pricing, and patient informational disclosures that are required by regulation. CyberMED(Trademark) is currently undergoing modifications to be Year 2000 compliant.

CyberRAD(Registered Trademark), the Company's Radiology
Information System, is also hybrid in its design that allows its employment in inpatient and outpatient settings. Applications include extensive scheduling, reporting, film tracking, transcription and clinical functionality. MQA, a mammography reporting and tracking system acquired by the Company during fiscal 1998 has been integrated into CyberRAD(Registered Trademark). MQA can also be sold as a stand-alone system, and meets FDA requirements. CyberRAD(Registered Trademark) and MQA are Year 2000 compliant.

The Company's Clinical Information Systems support extensive communication capabilities to both Hospital Information Systems and Clinical Information Systems for which the Company has developed over one-hundred system to system communication interfaces for a variety of settings. The Company's Clinical Information Systems support networking capabilities and are employed in certain settings that consist of multiple sites. In addition, different types of enterprises such as hospital and affiliated outpatient clinics can use the Company's systems to integrate their activities together. The communication interfaces often support bi-directional data communication whereby demographic and test order requests are transmitted to the Clinical Information Systems and, in turn, billing information and test results are re-transmitted to the host system. The Company's Clinical Information Systems support their own order communications and test results subsystems that have been employed in other accounts that have relied on the Clinical Information System's communications capabilities. Management believes that communications to other systems allowing connectivity between clinical systems such as CyberLAB II(Registered Trademark), CyberMED(Trademark), and CyberRAD(Registered Trademark), and administrative information systems are very important functional requirements in the marketability of its products. The Company has focused considerable attention on the communication, networking, and connectivity capabilities of its products and plans to further develop these capabilities as opportunities present themselves.

	The Company has developed standard seamless integration and network connectivity for all its products through user selected network topologies (Ethernet, Token Ring), network protocols
(TCP/IP, IPX/SPX), and network operating systems (Novell(Registered Trademark), LAN Manager(Registered Trademark), Microsoft NT(Registered Trademark). Although each application has been carefully configured to operate as a stand-alone product, all can be operated as an integrated package, residing on a shared platform or network, thereby eliminating the need for multiple interfaces, duplicate information handling, and their associated costs. During fiscal 1998 the Company completed the development of enhancements to CyberLINK(Registered Trademark) a software integration and communications module that integrates all of its own clinical applications and provides a single communications gateway to or from other vendors' software products.

The Company has designed its products to incorporate open systems architecture and to conform to computer industry standards, which enable them to be more easily integrated with other vendor's products. Healthcare industry standards including health level seven (HL7) and ASTM are employed throughout the Company's software products. All of the Company's application products except CyberMED(Trademark), are either Year 2000 compliant or are in the final stages of conversion to Year 2000 compliance. In addition, the Company designed the Year 2000 changes so they are backward compatible, thereby providing a simple upgrade path for its installed base of clients. The work associated with the conversion to Year 2000 compliance has not posed a significant investment for the company other than the allocation of staff resources. Although the conversion may delay or postpone other projects, it has not had, nor is it expected to have, a material adverse effect on the Company's business.

The Company's Clinical Information Systems operate under various versions of UNIX, which has been a defacto standard in healthcare where most competitive companies also have standardized on UNIX. As a result of popular trends throughout the information technology marketplace Microsoft NT(Registered Trademark) is becoming more popular. The Company has the ability to operate its Clinical Information Systems under NT and is in the process of porting its applications to that environment. In addition, the Company is also migrating its systems to a client-server format that it has termed Incremental Client Server Architecture(Trademark)(ICSA). ICSA allows a mixture of both character and graphical user workstations on the same platform. Because many clinical departments do not lend themselves to a true graphical user applications, a mix and match approach under ICSA provides this capability. In addition, healthcare users are under tight budgetary controls and consequently by employing ICSA they can "incrementally" apply client-server technology where applicable without replacing all their existing equipment.


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

The Company's data acquisition products are designed to be compatible with virtually all currently available computer systems and are designed for installation by persons without technical skills or training. Management believes that the Company currently markets the widest line of data acquisition products designed for use by biomedical laboratories. As of August 31, 1998, the Company had sold more than 11,500 of its data acquisition products in the United States and abroad. All of the Company's data acquisition products are Year 2000 compliant.

Most laboratory tests, such as blood cell counts and blood serum chemistry analyses, are performed by freestanding automated testing instruments. These instruments produce hard data, such as computer printouts. The Company has developed intelligent links, or "data interfaces", which enable these freestanding automated testing devices to "talk to" and automatically enter data into the laboratory's central computer. By eliminating the production of hard data and the resulting need to transcribe the data, interfaces save time and labor and reduce human error. The Company currently sells over 500 different interface configurations for use with a wide variety of automated biomedical testing devices. The Company also develops new data interfaces, upon request, for products introduced into the market.

The Company also sells a product to collect data at the patients bedside known as CyberMATE(Registered Trademark), a hand-held computer which permits phlebotomists to download specimen collection orders from CyberLAB II(Registered Trademark) into a battery operated hand-held computer, make their rounds based upon information displayed on CyberMATE's(Registered Trademark) screen, and update collection status information as they collect specimens. The updated status information is uploaded into CyberLAB II(Registered Trademark) via a system communication/battery charging device.


Service

The Company provides comprehensive services to its installed base of system clients through its own service organization, and provides extensive training and implementation of its systems. The Company offers both software support service through a twenty-four
(24) hour "hotline" and field service for hardware repair. In some instances the Company relies on third parties to service hardware components that it sells, especially in the case of computers supplied by IBM (Registered Trademark)and Hewlett Packard(Registered Trademark). The Company services its own data acquisition products and related software, including peripherals used as part of its CIS products, under service contracts offered to end users. The Company's long-term inventory requirements for its service and repair business are significant.

The Company's service revenues for fiscal 1998 increased by approximately 9% from the previous fiscal year and they are expected to continue to grow as the installed base of system clients grows. More than 90% of the Company's clients are under service contracts. The Company believes that the ability to offer comprehensive services to its clients is a competitive advantage and solidifies a long-term relationship with its client accounts. The recurring revenue stream associated with this activity is a significant part of the Company's business. The ability to offer long term service often leads to add-on sales opportunities for peripheral components, data acquisition products and upgrades to newer computers and software applications. In addition, the quality of service is an important aspect of the end users buying decision when making a system selection, therefore the Company is constantly fine tuning the services it provides and its service organization as part of its marketing plan.

	During fiscal 1996 the Company began an extensive project to install a new help desk/service support system to automate the Company's service activities. During fiscal 1997 and fiscal 1998 the system was integrated throughout the Company on a wide area network and linked its California and Colorado facilities and its field personnel. To date, approximately $450,000 have been expended for the project. The Company has begun to employ a "virtual company" concept by linking outside personnel via the Internet directly into its own internal network. A number of Company employees who are engaged in technical and service related activities tele-commute through this venue.

	The Company believes that the service of its clients is of utmost importance to its long-term success and business strategy. Accordingly a great deal of emphasis is being placed on upgrading its service organization and expanding the services that the company offers. During fiscal 1998 the Company recruited an implementation manager, and other personnel to augment its service and implementation staff. Additional personnel may be added in fiscal 1999 to further augment the Company's service and implementation operations. The Company has expanded its professional service activities, which include networking, communications, and systems integration.


Significant Contracts and Programs

The Company entered into a contract in November 1989 with Laboratory Corporation of America (LCA) formerly, Roche Biomedical Laboratories, Inc., a subsidiary of Hoffman La Roche, Inc., to provide LCA with custom software applications and the Company's data acquisition products for use in LCA's laboratory facilities throughout the United States. As of August 31, 1998 the Company had approximately 150 departmental results processing systems and over 500 of its data acquisition products in twenty-seven LCA laboratories. Development of further software applications continues and management anticipates that LCA will acquire several more data acquisition products in fiscal 1999. In addition, the Company is currently assisting LCA in upgrading their departmental results processing systems for Year 2000 compliance.

In June 1998 the Company entered into a 3 year preferred vendor agreement with PhyCor, Inc. to provide that company with CyberLAB II(Registered Trademark) laboratory information systems. PhyCor based in Nashville, TN. is a physician practice management company that operates 61 large multi-specialty clinics and manages independent practice associations. The Company currently has seven CyberLAB II(Registered Trademark) installations within PhyCor clinics and is in the process of working with several PhyCor affiliates who have selected the Company's products. The Company's knowledge of multi-specialty clinics' specialized needs has enabled it to develop state of the art applications that address PhyCor's unique requirements. In addition, the Company offers an array of operational, reporting and Internet connectivity solutions that facilitate the clinics clinical and compliance related activities.

As part of its overall marketing strategy the Company is pursuing a number of other strategic relationships with organizations that operate multiple entity enterprises where the Company may have the opportunity to offer its array of products and services to the group.

During the 1998 fiscal year, there were no contracts or programs that generated over 10% of the Company's net sales.


Product Development

The market for the Company's products is characterized by rapid and significant technological change. The Company's ability to compete in the market and to operate successfully depends in part on its ability to react to such change. During the Company's 1998, 1997 and 1996 fiscal years, amounts (inclusive of capitalized software) equal to approximately 16%, 14% and 13%, respectively, of the Company's net sales were expended for research and development. The Company continues to expend a significant amount of resources for the development of new products, and for the development of additional enhancements to existing products.

The Company has planned product development projects over the next three years that include enhancements to the anatomical pathology system, a data warehouse for all its systems, and a clinical work station that will include system-wide order communications, inquiry and decision support. The Company has also developed a Web-server that allows orders and inquiry via standard Internet browsers into the Company's clinical applications. In addition, the Company has designed an Incremental Client Server Architecture that allows for the migration of the Company's existing application products to a client server environment. At the same time, graphical user interfaces are being incorporated into the Company's clinical applications. The Company has developed relationships with several major vendors of analytical testing instruments which provide the Company with specifications of new products when developed in order for the Company to develop data acquisition products for use with these products. The Company also develops, in certain instances at the customer's expense, application software to meet the customer's special needs.

Research and development expenditures amounted to approximately $671,000 in fiscal 1998, $570,000 in fiscal 1997, and $461,000 in fiscal 1996. Such expenditures were attributable to systems development, including the development of new Laboratory, Radiology, and Pharmacy Information Systems applications, and enhancements to those products. The Company's applications are compiled under Microfocus COBOL that provides a standard code structure for the system applications while other imbedded process code is written in C. By employing Microfocus' run-time modules for UNIX, the Company has been able to port to a variety of hardware platforms with ease. The Company has successfully ported its software applications from Compaq(Registered Trademark) to IBM(Registered Trademark) RISC 6000 Systems, Data General Aviion(Registered Trademark) Systems, and to Hewlett Packard(Registered Trademark)HP
9000 RISC Systems. This portability capability has allowed the Company to become "platform independent" in vending its software products where some customers may be predisposed to certain hardware brands. The
Company at present is porting its applications to Microsoft NT(Registered Trademark) and intends to offer its products on both UNIX and NT platforms in the near future. All of the Company's products are open data base compliant (ODBC) and the data structures support the use of standard query language (SQL) report generators for a wide range of reporting capabilities.


Distribution and Marketing

From its inception, the Company has sold its products and systems directly to the healthcare industry through its own sales and marketing personnel, as well as indirectly through original equipment manufacturers ("OEM's") and through joint marketing relations with other companies. The Company markets all its products throughout the United States, Canada and the Caribbean. At present, the Company's direct field sales force consists of five salespersons. In addition, the Company's management and seven technical specialists assist in sales activities. Management anticipates that at least one marketing support person will be added to the Company's sales and marketing department in fiscal 1999.

During fiscal 1999 the Company commenced new promotional activities targeting larger potential clients with some success.
The Company promotes its products by attending industry trade meetings at national and regional levels. Because of the opportunity the Company has in meeting larger audiences at such meetings it intends to increase the number of meetings it will attend in fiscal 1999. The Company also markets an upgrade program in order to help customers upgrade their existing systems. In addition, the Company has formed informal joint marketing arrangements with other companies that have compatible products and services, which have increased sales penetration in the marketplace.

Historically, the Company established user groups in order to encourage users of its Clinical Information Systems to participate in helping the Company to better serve its clients. The focus of the user groups is to encourage open group communications with the Company about a range of subjects, including service and support and new product enhancements. During fiscal 1997 the user groups were reorganized and consolidated into a single national symposium. Since the Company has experienced success in vending multiple products to its clients the national symposium proved to be a good forum to discuss general topics, such as the Company's strategy and product direction, and provided an opportunity to focus on specific application issues in breakout sessions. The Company also scheduled free advanced training courses prior to the symposium that had considerable attendance by its clients. The Company intends to continue the symposium format and has scheduled a symposium for March 1999.

The Company also publishes newsletters and articles, which are intended to expand communication with existing and potential clients. During fiscal 1998, the Company invested in new collateral materials, including new product marketing literature, and enhancements to its Web page.

The Company has OEM contracts to sell its products to a number of vendors of hospital Laboratory Information Systems and analytical instrumentation, including HBOC and Columbia Health Care.

During the fiscal year ended August 31, 1998, prices received by the Company for its Clinical Information Systems with application and operating system software ranged from approximately $90,000 to over $450,000. The sales price varies depending on the type of system purchased and the configuration of hardware and related software ordered by the customer.


Competition

The Company has significant competition in the Clinical
Information Systems business from several competitors, many of whom are larger concerns that may offer a wider array of products in addition to competitive clinical applications. Management believes, however, that few competing Laboratory Information Systems offer the Company's hybrid multi-site capabilities, variety of data interfaces, add-on capability and flexibility that allows the systems to be user definable so that they can be employed in different types of settings. The multi-site and multi-disciplinary or hybrid nature of the Company's products are a strong selling point. The Company has also received very good references about its service organization and the ability to respond to clients needs on a timely and cost effective basis. Most of the Company's competitors have designed their products for the hospital environment; therefore, they are not as flexible and are less suitable for other types of operations. With respect to its Pharmacy Information Systems, the Company believes it has a competitive advantage because of CyberMED's(Trademark) robust features, flexibility, and integrated outpatient, inpatient, and long term care functionality.

The Company has made a concerted effort to emphasize the sale of software and de-emphasize the sale of hardware, which is less profitable. Accordingly the Company often times installs its software applications in customers sites on existing hardware or in conjunction with other vendor's applications. This has led to better margins and more market opportunities.

The principal competitive factors in the Company's business are technological competence, diversity of product line, price and performance characteristics, product quality, capability and reliability, marketing and distribution networks, service and support, ability to attract and retain trained technical employees and business reputation. The Company believes that it has competitive advantages in many of these areas. During fiscal 1998 the Company sold 44 system applications to 32 clients.


Manufacturing and Suppliers

The Company has utilized computers manufactured by several suppliers for its Clinical Information Systems in the past and currently uses computers manufactured by Compaq (Registered Trademark), IBM (Registered Trademark), and Hewlett Packard (Registered Trademark). Management believes that other computers, which can be used in the Company's systems, are readily available from several suppliers. The Company has entered into an agreement with Compaq(Registered Trademark)as a sub-dealer and with IBM (Registered Trademark) and Hewlett Packard(Registered Trademark) as industry re-sellers. These arrangements providefor volume purchase discounts, cooperative marketing programs, the sublicensure of certain software and technical assistance.

The Company's data acquisition products are assembled by its employees and subcontractors from prefabricated subassemblies, which are built by independent electronics assembly companies. Management believes there are many competent subassembly companies within the immediate vicinity of the Company's business location. The Company obtains the components of its data acquisition products from a variety of suppliers and is not dependent on any one supplier for products.


Warranties and Product Liability

The Company warrants that its products conform to their respective functional specifications. The Company's products and components are warranted against faulty materials and workmanship for 90 days, in the case of its data acquisition products, and six months, in the case of software and hardware incorporated in its Laboratory, Radiology, and Pharmacy Information Systems. Direct costs associated with the initial warranties have been insignificant. The computers that the Company currently sells as part of its Clinical Information Systems are subject to the warranties of their manufacturers. The manufacturers generally warrant their products against faulty material and workmanship for one to three years.

The Company currently carries an aggregate of $4,000,000 in product liability insurance. Management believes that this amount of insurance is adequate to cover its risks.


Copyrights, Patents and Trade Secrets

The Company does not hold any patents protecting its proprietary technology. The Company has relied on design copyrights for its hardware and has copyrighted the designs of its proprietary components and software. Patent or copyright protection may not be available for many of the Company's products. A portion of the Company's proprietary technology is in the form of software. The Company has relied primarily on copyright and trade secret protection of its software. Management believes that its business is more dependent upon marketing, service, and know-how than patent or copyright protection. The Company has trademarks for CyberLAB(Registered Trademark), CyberMED(Trademark),
CyberRAD(Registered Trademark), CyberTERM(Registered Trademark), CyberLINK(Registered Trademark) and CyberMATE(Registered Trademark), and has applied to register its trademark's on several of its other trade names. The Company has retained special intellectual property counsel to advise management on the appropriate course to pursue with respect to these issues.


Governmental Regulation

The Federal Food, Drug and Cosmetic Act, more commonly known for its regulation of interstate commerce in drugs, was amended by the "Medical Device Amendments of 1976" (the "Amendments") to cover devices used in medical practice. These include instruments and reagents used in biomedical laboratory testing. In 1987 the FDA first classified a number of clinical software products as medical devices, but exempted most of them from routine regulations. Subsequently the FDA amended the policy and made the exemptions inapplicable to manufacturers of devices intended for use in blood banks. As a result of more recent pronouncements by the FDA and the decision by the Company to develop a blood bank module to its CyberLAB II(Registered Trademark) LIS, the Company undertook the filing of a pre-market notification (510K), which was submitted in March 1996. The Company received a review letter from the FDA regarding its 510K submission and because of timing issues withdrew its submission. The Company is currently planning a resubmission of its 510K pending the completion of certain data relative to outstanding issues highlighted by the FDA in their review.

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

The FDA is currently in the process of reevaluating its rules relevant to computer products used in connection with medical devices and software used in clinical applications. No assurance can be given that the Company's current or new products developed by the Company will not be subject to the provisions of the Amendments and implementing rules. The Company has retained special counsel to advise it in such matters. The likelihood of such changes and their effect on the business of the Company cannot be ascertained. If the FDA were to determine that additional provisions should apply to all or some of the Company's products, it is uncertain whether compliance with such interpretation would have a material adverse effect on the Company.

The Company and its products are subject to direct governmental regulations applicable to manufacturers in general, including those regulations promulgated under the Occupational Safety and Health Act and by the Environmental Protection Agency. The Company's customers, however, are subject to significant regulation by the Food and Drug Administration, the Healthcare Financing Administration, the Health and Human Services Administration and by state and local governmental authorities. Such regulations require the Company to comply with certain requirements in order to sell its systems and are a major focus of its development efforts in order to maintain the regulatory compliance of its products.


Backlog

	The Companies order backlog at August 31, 1998 was approximately $900,000 for systems and interface products and $750,000 for deferred services, compared to approximately $200,000 for system and interface products and $570,000 for deferred services at August 31, 1997.


Employees

At November 10, 1998, the Company employed 61 full-time and
3 part-time employees of whom 12 are involved in product development, 12 in sales and marketing, 4 in production, 29 in technical services and support and 7 in administration. The Company is not subject to any collective bargaining agreements. The Company considers its employee relations to be good.


Item 2.  Properties.

The Company's headquarters are located in a leased facility in Calabasas, California. The facility was constructed in 1991 and comprises approximately 16,850 square feet with an effective base rental of approximately $17,700 per month plus common area maintenance costs and property taxes. The lease comprises a five-year term with no cost of living adjustments. There is a five-year renewal option at the end of the initial term.

The Company also leases a 2,100 square foot office in Boulder, Colorado that costs approximately $1,990 per month including common area maintenance costs, property taxes and is subject to cost of living increases annually.

The Calabasas, California facility is used as general offices and operations headquarters that cover warehousing, support, training, development, and assembly. The Boulder, Colorado facility is a branch development office. The Company considers the two facilities to be adequate for their intended purpose. The Company carries adequate general liability insurance as required by the respective leases to cover any risks concerning the two facilities.


Item 3.  Legal Proceedings.

	There are no material pending or threatened legal proceedings to which the Company is a party at August 31, 1998.


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended August 31, 1998.


PART II


Item 5.  Market for Company's Common Equity and Related Stockholder
Matters.

The Company's common shares trade on the American Stock Exchange under the symbol CAP.

The following table sets forth the high and low bid quotations for the Common Shares for the periods indicated.


                                                   High        Low
Fiscal Year Ended August 31, 1997
        1st Quarter, Ended November 30, 1996      2 13/16    1 7/16
        2nd Quarter, Ended February 28, 1997      2 3/16     1 3/8
        3rd Quarter, Ended May 31, 1997           2 7/16     1 3/8
        4th Quarter, Ended August 31, 1997        2 1/8      1 1/2


Fiscal Year Ended August 31, 1998
        1st Quarter, Ended November 30, 1997      1 15/16    1 9/16
        2nd Quarter, Ended February 28, 1998         2       1 3/8
        3rd Quarter, Ended May 31, 1998           1 3/4      1 7/16
        4th Quarter, Ended August 31, 1998        1 1/2         1

	The number of shareholders of record of Common Shares of the Company as of November 1, 1998 was approximately 431.

Holders of Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors.
The Company has never paid a cash dividend on its Common Shares and the Board of Directors currently intends to retain any earnings for use in the Company's business.


Item 6.  Management's Discussion and Analysis of Results of
Operations and Financial Condition.


Results of Operations

	In October 1997 the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which became effective for fiscal years beginning after December 15, 1997 although earlier adoption was recommended. The new SOP affects all companies that sell software and provide related services. Its provisions necessitated significant modifications in the way the Company structured software transactions and reported revenues from those activities. Because SOP 97-2 significantly changes the way in which the Company accounts for the sale of its Clinical Information Systems, management decided to adopt the change in accounting method immediately on January 1,1998 instead of waiting until the beginning of its next fiscal year. The Company expected that the change in accounting method would significantly impact the recording of revenues and its results of operations for one to two quarters beyond the second quarter ended February 28, 1998.

	SOP 97-2 requires that the Company modify its revenue recognition policies on a going forward basis and no restatement of prior periods is required. Accordingly the following discussion takes into consideration the effect of SOP 97-2 for the current fiscal year only and therefore the comparisons are not fully representative The change in accounting method brought about by SOP 97-2 primarily affects reporting of revenues from the sale of the Company's CIS products and related data acquisition products bundled into CIS transactions. All other components of the Company's business from which it derives revenues were already compliant with the provisions of SOP 97-2. Under the SOP 97-2 guidelines revenues from the sale of the Company's CIS products are recognized as hardware and standard software are delivered to a client, custom software such as interfaces to other vendors systems will be recognized when delivered and operational, and revenues associated with the installation and implementation of systems will be recognized as the services are performed. Other provisions of the SOP that require, among other things, a defined contract and definitive sales price by component have been met by the Company's internal sales policies that were already in place for many years.

	Sales for the year ended August 31, 1998 were $6,448,370 as compared to $7,119,381 for the fiscal year ended August 31, 1997, an overall decrease of approximately $671,010 or 9%. When analyzed by product category, sales of Clinical Information Systems (CIS) decreased by $666,892 or 16% and sales of data acquisition products decreased $196,078 or 21%. Service revenues increased $191,961 or 9% over the previous fiscal year. The decrease in the sale of CIS products was primarily attributable to the effects of SOP 97-2 as described above, whereby a portion of the revenues from the sale of CIS products was deferred to subsequent periods when the deferred revenues will be recognized. Had the Company not implemented SOP 97-2 the sales of CIS products would have been at similar levels to fiscal 1997. During the 1998 fiscal year the Company experienced a slow down in the close rate of new CIS orders as a result of potential clients delaying purchasing decisions. These delays are attributable to clients deliberating over Year 2000 issues that have effected the entire industry. However, the Company has the largest "pipeline" of working CIS transactions in its history, and believes that the decision delays are only temporary. The decrease in sales of data acquisition products was primarily attributable to a lower volume of units sold to CyberLAB II(Registered Trademark) customers, and reduced sales of such products to OEM customers. The increase in service revenues is attributable to a greater number of client accounts under contract. Service revenues are expected to continue to increase as the Company's installed base of CIS installations increases.

	The Company continues to expand its sales and marketing activities and has also initiated strategic joint marketing partnerships with other companies, which have improved the Company's market penetration. With these changes the Company successfully increased its market presence which resulted in the 19% increase in sales of CIS products during the 1997 fiscal year, and has increased its "pipeline" of working CIS transactions to date. Management views the near term outlook for the continued sale of CIS products favorably during the first half of the 1999 fiscal year. However, the Company's future operating results could continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual periods, and the temporary delays in the closing of new CIS sales described above.

	Cost of sales increased by $382,425 or 10% for the 1998 fiscal year. There was a decrease in materials of $115,750 or 10%, an increase in other costs of sales of $121,859 or 9%, and an increase in labor of $376,316 or 27%. The decrease in material costs was attributable to the decrease in the sale of CIS products discussed above. However, management expects the trend, which began in fiscal 1996, of increasing application software sales and decreasing hardware sales to continue due to the Company's emphasis on selling multiple products to the same accounts. The increase in labor costs was attributable to more personnel hired to staff the Company's system support departments. The increase in other costs of sales was attributable to increased expenses in travel, personnel recruitment, training, and depreciation all related to implementing CIS transactions during the current fiscal year. The Company has implemented cost savings measures directed at reducing travel expenses by centralizing its travel through one agency, and has begun billing its clients for out of pocket travel related expenses associated with its CIS implementations. Cost of sales as a percentage of sales increased to 65% for the 1998 fiscal year as compared to 54% for the 1997 fiscal year. The overall percentage increase in cost of sales was attributable to both a decrease in sales and the increase in expenses previously discussed. The effects of SOP 97-2 also temporarily skewed cost of sales during the period, due to the deferral of revenues related to the implementation of systems which has a higher gross margin.

	Selling, general and administrative expenses increased by $195,980 or 8.6% for the current 1998 fiscal year as compared to the 1997 fiscal year. The increases in S G & A expenses were attributable to an increase in the write off of approximately
$85,000 in bad debts expense, as well as increased costs in travel, trade show, consultant and personnel recruitment expenses.

	Research and development expenses increased by $101,367 or 17.8% for fiscal 1998. The increase is attributable to the addition of new personnel and their related salaries. For its 1998 and 1997 fiscal years, the Company capitalized software costs of $385,164 and $395,856 respectively which are generally amortized over a five year period. Such costs were attributable to enhancements and new modules for the Company's CIS products, new applications under development, and modifications associated with Year 2000 compliance. Management anticipates its overall research and development activities will increase in fiscal 1999.

	Interest and other income was $3,630 for fiscal 1998 as compared to $6,589 for fiscal 1997.

	Interest and other expense increased by $46,687 or 204% for fiscal 1998 as compared to fiscal 1997 due to increased borrowings on the Company's line of credit with its bank.

	The Company incurred a loss before Income Tax Expense (Benefit) of $(971,703)for fiscal 1998 as compared to income of $428,725 for fiscal 1997. As a result of the application of the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income taxes" (see notes to the financial statements) the Company recognized an income tax benefit net of applicable income taxes of $322,800 in fiscal 1998 and $462,275 in its 1997 fiscal year. As a result of these factors the Company's net loss was $(648,903) or $.22 per share in fiscal 1998 as compared to net income of $891,000 or $.30 per share in fiscal 1997.

	The Company is currently in a loss carryforward position primarily due to the operating losses incurred prior to August 31, 1993. The net operating loss carryforwards balance as of the August 31, 1998 was approximately $3,416,000 compared to $2,365,000 in the prior year. The net operating loss carryforward is available to offset future taxable income through 2013. The Company also has investment and research and experimentation tax credit carryforwards to offset future income tax payable of approximately $285,000 that expire at various dates through 2013.

	The major temporary tax differences that are expected to reverse next year are deferred revenue, allowance for doubtful accounts, accrued vacation, Section 263A Unicap inventory, and component inventory reserve. However, the Company expects new temporary differences to be established in these years, which will either reduce or exceed the reversing temporary differences.

	For the year ended August 31, 1995, the Company established a valuation allowance equal to the net deferred tax asset as the Company could not conclude that it was more likely than not that the deferred tax asset could be realized. During the years ended August 31, 1997 and 1996, the Company re-evaluated the valuation allowance taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. As a result, the Company reduced the valuation allowance to zero, as the Company believes it is more likely than not that the net deferred tax asset will be realized. During the year ended August 31, 1998, the Company re-evaluated the realization of the deferred tax asset taking into consideration projected operating results and prior earnings history, in light of the current year loss. As a result, the Company continues to believe that it is more likely than not that the net deferred tax asset will be realized.


Capital Resources and Liquidity

        The Company's primary need for capital has been to invest in software development, and in the new company wide network and facility expansion. The Company invested $385,164 and $395,856 during fiscal 1998 and 1997 in software development. These expenditures related to the new version of the Company's LIS product (CyberLAB II(Registered Trademark)), and the release of its revised PIS product (CyberMED(Trademark)), its new RIS product (CyberRAD(Registered Trademark)), and other product enhancements. The Company anticipates expending additional sums during fiscal 1999 on the further development of the Company's Radiology Information System, and other new products and product enhancements. During fiscal 1998, the Company expended an additional $200,526 to implement the Company's wide area network, help desk systems, and the expansion of its California facilities.

        As of August 31, 1998, the Company's working capital amounted to $526,566 compared to $1,703,057 as of August 31, 1997. The decrease in working capital was primarily attributable to the loss incurred as a result of the change in accounting method necessitated by the adoption of SOP 97-2. In addition, the Company's Balance Sheet has been affected by the inclusion of deferred revenues as a current liability which further reduced working capital. The Company's bank line as of August 31, 1998 amounted to $800,000 of which $611,609 was being utilized. The bank credit agreement contains certain financial ratio requirements. The Company was not in compliance with some of the covenants as of August 31, 1998, but had obtained a waiver from the bank.

	Cash flows from operating activities were $96,357 for the 1998 fiscal year compared to $784,317 for the 1997 fiscal year. The decrease resulted primarily from lower sales recognized because of the adoption of SOP 97-2.

	Net cash used in investing activities changed during the 1998 fiscal year to $617,944 used in investing activities as compared to $609,085 used in investing activities during the 1997 fiscal year. The change resulted from decreased expenditures for the company wide network and help desk system, and the acquisition of assets of $33,780. As discussed under Item 1 Business, the Company is undertaking the conversion of its products to make them Year 2000 compliant. Although it is not expected that such activities will have a material adverse impact on the Company's business a reallocation of personnel resources will be required during fiscal 1999 to complete the projects.

	Cash flows from financing activities changed to $363,033 provided by financing activities during the 1998 fiscal year from $105,997 provided by financing activities in fiscal 1997. The change resulted from proceeds from the exercise of stock options and warrants and increased bank borrowings, but was partially offset by repayments of notes payable and capital lease obligations as compared to the prior year.

	The Company believes that its projected cash flow from operations together with its bank credit facilities should be sufficient to fund its working capital requirements for its 1999 fiscal year.


Seasonality, Inflation and Industry Trends

The Company's sales are generally lower in the summer and higher in the fall and winter. Inflation has had no material effect on the Company's business since the Company has been able to adjust the prices of its products and services. Management believes that most phases of the healthcare segment of the computer industry will continue to be competitive and that potential healthcare reforms may have a long-term positive impact on its business. In addition, management believes that the industry will be marked with more significant technological advances, which will improve the quality of service and reduce costs. The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings, improving and expanding its services, and by constantly enhancing its software applications.


New Accounting Pronouncements

	Statement of Financial Accounting Standard No. 129 (SFAS No.
129), "Disclosure of Information about Capital Structure," issued by the Financial Accounting Standards Board is effective for financial statements issued ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 129. The Company adopted SFAS No. 129 on December 15, 1997 and it had no effect on its financial position or results of operations.

	Statement of Financial Accounting Standard No. 130 (SFAS No.
130), "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This standard deals with financial statement disclosure and will not effect the Company's financial position or its results of operations.

	Statement of Financial Accounting Standard No. 131 (SFAS No.
131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This standard deals with financial statement disclosure and will not effect the Company's financial position or its results of operations.

        Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2") issued by the AICPA is effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 supersedes SOP 91-1 regarding software revenue recognition.
SOP 97-2 establishes standards which require a company to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable. The SOP also discusses the revenue recognition criteria for multiple element contracts and allocation of the fee to various elements based on vendor-specific objective evidence of fair value. Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2" defers for one year the application which limits what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement. The Company adopted this SOP during 1998.


Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result some computer systems and software used by the Company and its clients may have to be upgraded to comply with such Year 2000 requirements. The Company is currently expending resources to review its products, systems and services and the computer systems and software products it sells in order to identify and modify those products, systems and services. The Company believes that the cost of the modifications associated with this effort will not have a material adverse effect on the Company's operating results. However, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control, including without limitation, the availability and cost of trained personnel and effectiveness of software upgrades used by the Company and its vendors and suppliers. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

Clinical Information Systems

	The Company has been engaged in evaluating and modifying its CIS products for sometime and has completed core modifications and testing for Year 2000 changes to CyberLAB II(Registered Trademark). The Company is currently distributing the Year 2000 compliant software upgrades to its clients. CyberRAD(Registered Trademark) and MQA were designed to be Year 2000 compliant.
CyberMED(Trademark) is currently being modified and it is expected that the modifications and testing will be completed by mid 1999. Subsequently the modified CyberMED(Trademark) upgrade will be distributed to clients. Modifications are also currently being made to the financial management system that will be completed by March 1999 and released thereafter. The Company will also evaluate communication interfaces it has installed in order to determine in each individual case, whether the software is Year 2000 compliant, and will undertake such modifications as are deemed to be necessary to be compliant. The Company believes it is timely and on schedule in its efforts to effectuate the modifications, testing and upgrade of its developed software applications to its clients. Management is cognizant of the fact that the timeliness of the completion and distribution of Year 2000 modifications are critical to the success of the Company.

        Some of the Company's clients may require upgrades to their computers and/or operating systems, in order to operate the upgraded application software and otherwise be Year 2000 compliant. The Company has been conducting a review of its client installations in order to determine their status and to advise clients as to what modifications should be undertaken. The Company's extended service agreements require that the client be responsible for the cost of any upgrades to their computers that may be required to operate upgraded or modified application software. Therefore the Company does not expect to bear the costs associated with this effort and instead will derive revenues from the upgrades. The Company had identified the modifications and/or upgrades required by the vendors and is assisting its clients in securing the necessary modifications and/or upgrades.

In House Systems and Computers

	The Company has been conducting a review of the computers, systems and software that it utilizes internally to operate its business. It has determined that some systems such as its accounting and voice mail systems will have to be replaced since they are not modifiable. However, such systems were already due to be replaced because they are no longer adequate and are not being supported by their manufacturers. Other systems supported by their manufacturers will be upgraded in the normal course with Year 2000 modifications on a timely basis. Although the Company will have to bear the cost of replacing non-compliant systems, it is not anticipated that the aggregate expenditures will be of a material nature. At present, the cost of such replacements has not been fully determined.


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


PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

Background information concerning each present Director, executive officer and each nominee for the office of Director of Company is as follows:

                             Office with Company;               Year First
Name, Age                    Background Information          Elected Director


Bruce M. Miller, 52          Chairman of the Board and              1978
                             Chief Technology Officer
                             since its inception in 1978.


Steven M. Besbeck, 50        President, Chief Executive             1980
                             Officer of the Company since
                             August 1983 and a Director of
                             the Company since November
                             1980 and Chief Financial Officer.
                             Director of International Remote
                             Imaging Systems.

James R. Helms, 54           Vice President/Operations since        1987
                             1982 and Secretary.


Lawrence S. Schmid, 57       President and Chief Executive          1991
                             Officer, Strategic Directions
                             International, Inc., a management
                             consulting firm specializing
                             in technology companies.

Robert S. Fogerson, Jr., 45  Chief Operating Officer, of            1992
                             ViroMED Laboratories, Inc.,
                             a leading independent laboratory
                             providing clinical testing services
                             since 1998.  Mr. Fogerson
                             had previously served in various
                             capacities at PharmChem Laboratories
                             since 1975.


John R. Murray, 56           Vice President, Sales and Business
                             Development since February 1996.
                             Mr. Murray served as an Independent
                             Marketing Consultant since 1993 and
                             a Manager of International Business
                             Development, Healthvision Corporation
                             since 1991.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity security, to file with the Securities and Exchange Commission and the American Stock Exchange (AMEX) reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.


Item 10. Executive Compensation.

        Incorporated by reference from "Executive Compensation" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 1999 Annual Meeting of the Company's
Shareholders.


Item 11. Security Ownership of Certain Beneficial Owners and
Management.

        Incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy
Statement to be filed with the Securities and Exchange Commission for the 1999 Annual Meeting of the Company's Shareholders.


Item 12. Certain Relationships and Related Transactions.

        Incorporated by reference from "Certain Relationships and Related Transactions" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 1999 Annual
Meeting of the Company's Shareholders.


Item 13.  Exhibits and Reports on Form 8-K.

	(a)	Exhibits

	2.1(6)	Asset Purchase Agreement.

	3.1(1)	Restated Articles of
                Incorporation, as Amended.

	3.2(1)	By-Laws, as amended.

	4.1(1)	Specimen Share
                Certificate.

	4.2(2)	Specimen Warrant
                Certificate.

	4.3(2)	Form of Underwriter's
                Warrant.

	4.8(6)	Warrant Agreement and
                Warrant Certificate
                between CCA and Western
                States Pharmacy
                Consultants, Ltd.

	4.9(6)	Warrant Agreement and
                Warrant Certificate
                between CCA and James
                L.D. Roser.

	4.10(6)	Warrant Agreement and
                Warrant Certificate
                between CCA and The Roser
                Partnership.

	4.11(6)	Warrant Agreement and
                Warrant Certificate
                between CCA and Epigen,Inc.

	4.12(8)	Registration Rights
                Agreement.

	10.1(2)	Warrant Agreement.

	10.2(2)	The Company's product
                warranties.

	10.5(1)	14% Subordinated
                Convertible Debenture due
                December 21, 1987.

	10.6(1)	Form of 1983 Warrants.

	10.7(1)	Form of 1982 Warrant.

	10.8(2)	Original Equipment
                Manufacturer Contracts.

	10.9(2)	Michael Miller Consulting
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
        for the year ended August 31, 1992.

        (b)     Reports on Form 8-K

The Company did not file any reports on Form 8-K during its last fiscal quarter ended August 31, 1998.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.

Dated:  November 20, 1998           By:  /S/ Steven M. Besbeck
                                         Steven M. Besbeck, President,
                                         Chief Executive Officer, and
                                         Chief Financial Officer.

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Signatures                      Title                               Date


/S/ Bruce M. Miller          Chairman of the Board and Chief     Nov. 20, 1998
Bruce M. Miller              Technology Officer


/S/ Steven M. Besbeck        President, Chief Executive          Nov. 20, 1998
Steven M. Besbeck            Officer, Chief Financial Officer
                             and Director


/S/ James R. Helms           Vice President, Operations,         Nov. 20, 1998
James R. Helms               Secretary and Director


/S/ Lawrence S. Schmid       Director                            Nov. 20, 1998
Lawrence S. Schmid


/S/ Robert S. Fogerson, Jr.  Director                            Nov. 20, 1998
Robert S. Fogerson, Jr.


/S/ Carol Bessel             Controller                          Nov. 20, 1998
Carol Bessel                 Chief Accounting Officer


/S/ John R. Murray           Vice President, Sales               Nov. 20, 1998
John R. Murray               and Business Development

CREATIVE COMPUTER APPLICATIONS, INC.



_______________________




Financial Statements


For the Years Ended August 31, 1998 and 1997



_______________________


CREATIVE COMPUTER APPLICATIONS, INC.

INDEX


                                                              Page


FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants             F-2

Balance Sheets
  August 31, 1998 and 1997                                     F-3

Statements of Operations
  Years ended August 31, 1998, 1997 and 1996                   F-4

Statements of Shareholders' Equity
  Years ended August 31, 1998, 1997 and 1996                   F-5

Statements of Cash Flows
  Years ended August 31, 1998, 1997 and 1996                   F-6

Notes to Financial Statements                           F-7 - F-19



Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Creative Computer Applications, Inc.


	We have audited the accompanying balance sheets of Creative Computer Applications, Inc. as of August 31, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Computer Applications, Inc. at August 31, 1998 and 1997 and the results of its operations and its cash flows for the three years ended August 31, 1998 in conformity with generally accepted accounting principles.

In accordance with Statement of Position 97-2, "Software
Revenue Recognition", which the Company adopted as of December 1998 and as discussed Note 8 to the financial statements, the Company changed its method of accounting for software revenue recognition in fiscal 1998.



BDO SEIDMAN, LLP

/S/ BDO Seidman, LLP



Los Angeles, California
October 23, 1998



August 31,                                   1998            1997
ASSETS (Note 4)
CURRENT ASSETS:
Cash                                      $  375,876     $  534,430
Receivables, net (Note 2)                  1,973,601      1,933,685
Inventory                                    670,243        675,795
Prepaid expenses                              79,907         78,951
Deferred tax asset (Note 9)                  466,300        427,000

TOTAL CURRENT ASSETS                       3,565,927      3,649,861

PROPERTY AND EQUIPMENT, net (Note 3)         575,804        551,413
INVENTORY OF COMPONENT PARTS                 156,527        136,357
CAPITALIZED SOFTWARE COSTS,
net of accumulated amortization of
     $384,509 and $286,907 (Note 1)        1,128,498        917,937
INTANGIBLES, net (Note 1)                    302,120        264,381
DEFERRED TAX ASSET (Note 9)                  844,200        551,200
OTHER ASSETS (Note 7)                         32,371         21,965
                                          $6,605,447     $6,093,114

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable to bank (Note 4)            $  611,609     $  287,296
Accounts payable                             507,005        522,808
Accrued liabilities:
Vacation pay                                 184,305        187,367
Other                                        339,402        363,027
Deferred service contract income             754,343        569,734
Deferred revenue on system sales(Note 8)     638,018              -
Capital lease obligations - current
     portion (Note 5)                          4,679         16,572

TOTAL CURRENT LIABILITIES                  3,039,361      1,946,804

DEFERRED RENT (Note 5)                             -          5,034
CAPITAL LEASE OBLIGATIONS, net of
   current portion (Note 5)                        -          4,679

TOTAL LIABILITIES                          3,039,361      1,956,517

COMMITMENTS (Note 5)

SHAREHOLDERS' EQUITY(Notes 6 and 10):
Preferred shares, no par value;
   500,000 shares authorized; no
   shares outstanding                              -              -
Common shares, no par value;
   20,000,000 shares authorized;
   2,920,740, and 2,849,865
   shares outstanding                      5,831,027      5,752,635
Accumulated deficit                       (2,264,941)    (1,616,038)

TOTAL SHAREHOLDERS' EQUITY                 3,566,086      4,136,597
                                          $6,605,447     $6,093,114


See notes to financial statements.


Year ended August 31,                1998           1997           1996

NET SYSTEM SALES AND SERVICE
REVENUE (Notes 7 and 8):
System sales                      $4,113,848     $4,976,820    $4,190,825
Service revenue                    2,334,522      2,142,561     2,046,137

                                   6,448,370      7,119,381     6,236,962
COST OF PRODUCTS AND
    SERVICES SOLD:
System sales                       2,645,949      2,467,743     1,922,100
Service revenue                    1,550,487      1,346,269     1,259,486

                                   4,196,436      3,814,012     3,181,586

GROSS PROFIT                       2,251,934      3,305,369     3,055,376

RESEARCH AND DEVELOPMENT
  EXPENSE                            671,035        569,668       461,330

SELLING AND ADMINISTRATIVE
  EXPENSES                         2,486,716      2,290,736     2,095,493

OPERATING INCOME (LOSS)             (905,817)       444,965       498,553

OTHER INCOME (EXPENSE):
Interest income                        3,630          6,589         3,243
Interest and other expense           (69,516)       (22,829)      (36,409)

                                     (65,886)       (16,240)       (33,166)

INCOME (LOSS) BEFORE INCOME
   TAX BENEFIT                      (971,703)       428,725        465,387

INCOME TAX BENEFIT (Note 9)         (322,800)      (462,275)      (502,410)

NET INCOME (LOSS)                 $ (648,903)    $  891,000     $  967,797

EARNINGS (LOSS) PER SHARE
   (Notes 1 and 10):
Basic                             $     (.22)    $      .31     $      .35
Diluted                           $     (.22)    $      .30     $      .32

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING(Note 10):
Basic                              2,901,003      2,836,532      2,772,615
Diluted                            2,901,003      3,011,101      3,006,926


See notes to financial statements.

                                         Common       Accumu-
                             Common      Shares       lated
                             Shares      Amount       Deficit      Totals

BALANCE, September 1, 1995   2,735,715   $5,676,230   $(3,474,835) $2,201,395

Exercise of warrants and
 stock options (Note 6)         85,200       38,340            -      38,340

Net income                           -            -      967,797     967,797

BALANCE, August 31, 1996     2,820,915    5,714,570   (2,507,038)  3,207,532

Exercise of warrants and
 stock options (Note 6)         25,000       32,140            -      32,140
Issuance of common shares        3,950        5,925            -       5,925

Net income                           -            -      891,000     891,000

BALANCE, August 31, 1997     2,849,865    5,752,635   (1,616,038)  4,136,597

Exercise of stock options
  (Note 6)                      61,000       66,550            -      66,550

Issuance of common shares        9,875       11,842            -      11,842

Net loss                             -            -     (648,903)   (648,903)

BALANCE, August 31, 1998    $2,920,740   $5,831,027  $(2,264,941) $3,566,086


See notes to financial statements.

Increase (Decrease) in Cash (Note 11)

Year ended August 31,               1998           1997         1996

OPERATING ACTIVITIES
Net income (loss)                $  (648,903)  $  891,000   $  967,797
Adjustments to reconcile
   net income (loss) to net
   cash provided by operating
   activities:
Depreciation and amortization        235,005      194,606      180,093
Amortization of capitalized
   software costs                    174,602      171,616      175,491
Provision for possible losses        106,118       16,793       55,422
Gain on disposal of property
and equipment                           (246)           -            -
Deferred rent expense                 (5,034)     (30,201)     (30,200)
Deferred taxes                      (332,300)    (463,600)    (514,602)
Increase (decrease) from
   changes in:
Receivables                         (146,034)    (271,911)    (173,900)
Inventories                          (14,618)     (21,008)     (57,032)
Prepaid expenses                        (956)       7,930       (5,749)
Accounts payable                     (15,803)     216,487     (186,952)
Accrued liabilities                  (89,127)     (33,053)     138,002
Deferred service income              184,609      105,658      (29,183)
Deferred revenue on
   system sales                      638,018            -            -
Other assets                          11,026            -            -

Net cash provided by
   operating activities               96,357      784,317      519,187

INVESTING ACTIVITIES
Additions to property
   and equipment                    (200,526)    (213,229)    (357,510)
Capitalized software costs          (385,164)    (395,856)    (365,420)
Payments for acquisition
   of assets                         (33,780)           -            -
Proceeds from insurance
   settlement of property
   and equipment                       1,526            -            -

Net cash used in
   investing activities             (617,944)    (609,085)    (722,930)

FINANCING ACTIVITIES
Borrowings on notes payable          644,313      315,421      351,875
Payments on notes payable           (320,000)    (220,000)    (306,084)
Payments on capital
   lease obligations                 (16,572)     (27,489)      (5,000)
Proceeds from issuance
   of stock                           11,842            -            -
Exercise of stock options
   and warrants                       43,450       38,065       38,340

Net cash provided by
   financing activities              363,033      105,997       79,131

NET INCREASE (DECREASE)
   IN CASH                          (158,554)     281,229     (124,612)

CASH, beginning of year              534,430      253,201      377,813

CASH, end of year                 $  375,876   $  534,430   $  253,201

See notesto financial statements.



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Business Activities

Creative Computer Applications, Inc. (the "Company") develops, assembles, markets, installs and services computer based Clinical Information Systems and products which automate the acquisition and management of clinical data for the healthcare industry. The Company sells its products and systems, including the implementation of such products and systems, primarily to hospitals, clinics, reference laboratories and other healthcare institutions, as well as original equipment manufacturers. The Company also generates revenue through service contracts with customers to provide technical support and repair services for specified periods of time.

Cash and Cash Equivalents

	The Company considers all liquid assets with an initial maturity of three months or less to be cash and cash equivalents.

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

	The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets. Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage. Allowances are made for quantities on hand in excess of estimated future usage.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Capitalized Software Costs

	Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the product's total estimated revenues method, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years.

	During the years ended August 31, 1998, 1997 and 1996, the Company capitalized $385,164, $395,856 and $365,420 of software development costs. Amortization expense of capitalized software development costs, included in cost of sales, for the years ended August 31, 1998, 1997 and 1996 amounted to $174,602, $171,616 and
$175,491.

	Intangible Assets

	Intangible assets amounting to $607,924 consist of proprietary rights to application software, trademarks, customer lists and copyrights and are being amortized using the straight-line method over the estimated useful life, not to exceed ten years. Accumulated amortization was $305,804 and $247,323 at August 31, 1998 and 1997.

	Revenue Recognition

		System Sales

        The Company adopted Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2") during 1998. In accordance with SOP 97-2, the Company recognizes revenue on sales of Clinical Information Systems and data acquisition products when the following criteria are met; (I) persuasive evidence of an arrangement exists,
(ii) delivery has occurred and the system is functionable, (iii) the vendor's fee is fixed or determinable and (iv) collectability is probable. Also in accordance with SOP 97-2, the Company also allocates the fee of a multiple element contract to the various elements based on vendor-specific objective evidence of fair value. Revenue allocated to a specific element is recognized when the basic revenue recognition criteria above is met for that element. If sufficient vendor-specific objective evidence for all elements does not exist to allocate revenue to the elements, all revenue from the arrangement generally would be deferred until such evidence does exist or until all elements have been delivered. Revenues related to installation of systems requiring substantial future performance by the Company are recognized using the percentage-of-completion method based on meeting key milestone events over the terms of the contract. Implementation revenue, consisting primarily of installation and training, is recognized as revenue as the services are performed.

		Service Revenue

	Service revenues (which are included in net sales) are recognized ratably over the contractual period (usually one year) or as the services are provided. These services are not essential to the functionality of any other elements and are separately stated.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Revenue Recognition (Continued)

		Deferred Revenue and Income

Deferred revenue on system sales and deferred service contract income represent cash received in advance or accounts receivable from system and service sales of which the above criteria have not been met for the current reporting of income.

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

	If SFAS 123 is not adopted related to stock-based employee compensation, SFAS 123 for footnote purposes requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has adopted this method of reporting.

	Earnings Per Share

	The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) during 1998. SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures. All prior period weighted average and per share information has been adjusted in accordance with SFAS No. 128.

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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	A description of the methods and assumptions used to estimate the fair value of each class of the Company's financial instruments is as follows:

	Cash, receivables, accounts payable, deferred service contract income and deferred revenue on system sales are recorded at carrying amounts which approximate fair value due to the short maturity of these instruments.

	The fair value of the Company's notes payable and capital lease obligations are based on quoted market prices for similar issues of debt and capital leases with similar remaining maturities and terms, and therefore the carrying amounts approximate fair value.

	New Accounting Pronouncements

	Disclosure about Capital Structure

	Statement of Financial Accounting Standard No. 129 (SFAS No.
129), "Disclosure of Information about Capital Structure," issued by the Financial Accounting Standards Board is effective for financial statements issued ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 129. The Company adopted SFAS No. 129 on December 15, 1997 and it had no effect on its financial position or results of operations.

	Comprehensive Income

	Statement of Financial Accounting Standard No. 130 (SFAS No.
130), "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This standard deals with financial statement disclosure and will not effect the Company's financial position or its results of operations.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	New Accounting Pronouncements (Continued)

	Segment Information

	Statement of Financial Accounting Standard No. 131 (SFAS No.
131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This standard deals with financial statement disclosure and will not effect the Company's financial position or its results of operations.

	Software Revenue Recognition

        Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2") issued by the AICPA is effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 supersedes SOP 91-1 regarding software revenue recognition.
SOP 97-2 establishes standards which require a company to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable. The SOP also discusses the revenue recognition criteria for multiple element contracts and allocation of the fee to various elements based on vendor-specific objective evidence of fair value. Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2" defers for one year the application which limits what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement. The Company adopted this SOP during 1998 and the effect on the Company resulted in deferred revenue of $638,018 at August 31, 1998.


NOTE 2 - RECEIVABLES


Receivables are summarized as follows:

August 31,                                    1998           1997

Trade accounts                             $2,037,101     $1,966,985
Allowance for uncollectible accounts          (63,500)       (33,300)

                                           $1,973,601     $1,933,685


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:


August 31,                                     1998           1997
Machinery and equipment                    $  244,447     $  231,438
Furniture and fixtures                        327,865        214,593
Leasehold improvements                         84,705         65,078
Data processing equipment                   1,179,764      1,148,310

                                            1,836,781      1,659,419
Accumulated depreciation                   (1,260,977)    (1,108,006)

                                           $  575,804      $ 551,413

Included in property and equipment at August 31, 1998 and 1997 are machinery and equipment and furniture and fixtures under capital lease agreements in the amount of $23,275 and $96,261 with related accumulated amortization thereon of $19,784 and $66,807.

	Depreciation and amortization expense for the years ended
August 31, 1998, 1997 and 1996 was $174,855, $158,901 and $127,400.

NOTE 4 - NOTES PAYABLE TO BANK

The notes payable to bank are classified as current and are summarized as follows:


August 31,                                      1998            1997
Line of credit of $500,000 with a
bank with interest at the bank's prime
rate plus 1.75% (10.25% at August 31,
1998) and maturing on February 1, 1999,
and collateralized by substantially all
of the Company's assets                       $500,000        $200,000

Note payable to a bank with interest at
the bank's prime rate plus 2.5%
(11% at August 31, 1998) maturing on
January 1, 2000, and collateralized by
substantially all of the Company's assets.
The note is subject to minimum principal
repayment terms of $10,000 a month
plus interest                                  111,609         87,296

                                              $611,609       $287,296

	The notes payable to bank are covered by two note agreements that require the Company to meet certain covenants, including various financial ratios. At August 31, 1998, the Company was not in compliance with certain financial covenants of which the Company received a waiver from the bank.


NOTE 5 - COMMITMENTS

	Operating Leases

        The Company leases office and warehouse space in Calabasas, California under a non-cancelable operating lease expiring in fiscal 2003. Under the original terms of the lease, the Company received nine months of free rent. In accordance with Statement of Financial Accounting Standards No. 13 the Company is recognizing rental expense with respect to the facility lease on a straight-line basis which has resulted in the recognition of a liability for deferred rent as of August 31, 1997. The Company also leases office space in Boulder, Colorado expiring in fiscal 1999.

	Future minimum lease payments under the facility leases are as follows:


Fiscal year ending             Facilities
1999                            $219,712
2000                             211,752
2001                             211,752
2002                             211,752
2003                              17,646

Total minimum lease payments    $872,614


	Rent expense for the years ended August 31, 1998, 1997 and 1996 was approximately $229,000, $172,000 and $205,000.

	Capital Leases

	The Company leases certain machinery and equipment and furniture and fixtures under leases classified as capital leases due to the existence of bargain purchase options. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 1998:


                                                           Capital
Fiscal year ending                                         Leases

1999                                                       $4,679
Total minimum lease payments                                4,679

Amount representing interest                                    -

Present value of minimum lease payments                     4,679
Current portion                                            (4,679)
 Capital lease obligations, net of current portion         $    -


NOTE 6 - STOCK OPTION PLANS AND WARRANTS

	During 1997, the Company adopted the 1997 Non-Qualified and Incentive Stock Option Plans upon termination of the 1992 Plans. At August 31, 1998, the 1992 plans have 284,000 options outstanding and 203,911 options exercisable. Under the 1997 Non-Qualified Stock Option Plan, the Company may grant a maximum of 300,000 common shares (officers and directors may acquire no more than 150,000 common shares) and no options may be granted at a price less than 85 percent of the fair market value of the common shares on the date of grant. Under the 1997 Incentive Stock Option Plan, the Company may grant a maximum of 500,000 common shares (officers and directors may acquire no more than 250,000 common shares). In addition, under the 1997 Incentive Stock Option Plan, options can not be granted at a price less than 100 percent of the fair market value of the common shares on the date of grant for officers, directors and employees who owned less than 10 percent of the Company's common shares and not less than 110 percent of fair market value for those officers, directors, and employees who owned 10 percent or more of the Company's common shares. Under the 1997 Plans, options granted to optionees owning less than 10 percent of the Company's outstanding voting securities may exercise their options within ten years from the date of grant. Options granted to optionees owning 10 percent or more of the Company's outstanding voting securities have an exercise term of no more than five years from the date of grant. No options under either plan can be exercised if the optionee had been previously granted an option that had not been exercised or had not expired. No options can be exercised during the first year of the option term. At August 31, 1998, the 1997 plans have 172,000 options outstanding and 19,250 options exercisable. These plans expire in 2007.


	Activity under the 1982, 1992 and 1997 plans through August 31, 1998 is summarized below:


                               Non-Qualified Plans           Incentive Plans
                                         Weighted                  Weighted
                               Number    Average        Number      Average
                                 of      Exercise        of         Exercise
                               Shares     Price         Shares       Price

September 1, 1995              724,755    $1.27         212,409      $1.33
Options granted range from
   $1.75 to $2.25 per share     25,000    $1.79         115,000      $2.19
Options expired range from
   $.45 to $2.25 per share           -         -        (48,209)     $1.36
Options exercised at $0.45     (34,000)   $0.45         (51,200)     $0.45

August 31, 1996                715,755    $1.33         228,000      $1.96
Options granted range from
   $1.63 to $2.13               75,000    $1.87          42,000      $1.85
Options expired range from
   $1.00 to $1.25             (108,000)   $1.02         (15,000)     $2.25
Options exercised range from
   $1.25 to $1.58              (20,000)   $1.33          (5,000)     $1.10

August 31, 1997                662,755    $1.44         250,000      $1.94
Options granted range from
   $1.63 to $1.78               35,000    $1.69          60,000      $1.72
Options expired range from
   $1.10 to $1.50              (30,000)   $1.30         (11,000)     $2.25
Options exercised range from
   $1.03 to $1.13              (36,000)   $1.10         (25,000)     $1.08

August 31, 1998                631,755    $1.48         274,000      $1.95

Options exercisable at
   August 31, 1998             515,566    $1.40         144,911      $2.04

Options available for
   grant at August 31,1998     215,000                  413,000



	During fiscal 1996 and 1995, the Company also granted special options approved by the Board of Directors to officers and directors and financial consultants. The options have been granted at the fair market value at the date of grant and are exercisable over periods ranging from two to five years after which they expire. 449,755 shares of the special grants are included in the non-qualified plan shares outstanding at August 31, 1998.

NOTE 6 - STOCK OPTION PLANS AND WARRANTS (Continued)


	Information relating to stock options, at August 31,1998 summarized by exercise price are as follows:


                         Outstanding                  Exerciseable
                                Weighted Average     Weighted Average
Exercise Price               Life     Exercise                Exercise
Per Share       Shares     (Month)      Price       Shares     Price

Incentive Stock Option Plan:


$1.25           10,000       13.0     $  1.25       7,500    $  1.25
$1.38            5,000       13.0        1.38       3,750       1.38
$1.44           10,000        1.0        1.44      10,000       1.44
$1.58            5,000        1.0        1.58       5,000       1.58
$1.63           20,000      114.0        1.63           -       1.63
$1.63           10,000       37.0        1.63       2,500       1.63
$1.66            5,000      114.0        1.66           -       1.66
$1.75           10,000       25.0        1.75       5,000       1.75
$1.78           25,000      111.0        1.78           -       1.78
$1.79           10,000       56.0        1.79           -       1.79
$1.79            5,000       37.0        1.79       1,250       1.79
$1.93            5,000       25.0        1.93       2,500       1.93
$1.94           27,000       44.0        1.94       6,750       1.94
$2.25          127,000       26.0        2.25     100,661       2.25

               274,000       44.1     $  1.95     144,911    $  2.04

Non-Qualified Stock Option Plan:

$1.00         100,000         8.0     $  1.00    100,000     $  1.00
$1.25          20,000        13.0        1.25     20,000        1.25
$1.38           5,000        13.0        1.38      5,000        1.38
$1.38         300,000        27.0        1.38    300,000        1.38
$1.44          20,000         1.0        1.44     20,000        1.44
$1.58           2,000         1.0        1.58      2,000        1.58
$1.63          20,000        37.0        1.63      5,000        1.63
$1.63          20,000        37.0        1.63          -        1.63
$1.75          20,000        25.0        1.75     10,000        1.75
$1.78          15,000       111.0        1.78          -        1.78
$1.79           5,000        37.0        1.79      1,250        1.79
$1.93           5,000        25.0        1.93      2,500        1.93
$1.94          40,000        44.0        1.94     10,000        1.94
$2.13          10,000        44.0        2.13      2,500        2.13
$2.25          49,755        17.5        2.25     37,316        2.25

              631,755        25.8     $  1.48    515,566     $  1.40

NOTE 6 - STOCK OPTION PLANS AND WARRANTS (Continued)

	All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share for the years ended August 31, 1998, 1997, and 1996 would have been decreased to the pro forma amounts presented below.


August 31,                             1998          1997          1996

Net income (loss), as reported     $(648, 903)  $  891,000    $  967,797
Net income (loss), pro forma         (709,144)     859,205       952,869

Basic net earnings (loss)
  per share, as reported                (0.22)        0.31          0.35
Basic net earnings (loss)
  per share, pro forma                  (0.25)        0.30          0.32

Diluted net earnings (loss)
  per share, as reported                (0.22)        0.30          0.32
Diluted net earnings (loss)
  per share, as reported                (0.25)        0.29          0.32



	The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for grants in 1998, 1997 and 1996; expected life of options for all three years was 5 years, expected volatility of 14%, 16% and 19%, respectively, and risk-free interest rate of 6.0%, 5.5% and 6.0%, respectively. The weighted average fair value on the date of grants for options granted during 1998, 1997 and 1996 was $.46, $.49 and $.57 per option.

        Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1996, 1997 and 1998.

NOTE 7 - RELATED PARTIES

The Company has a note receivable from a major shareholder for $23,100, which accrues interest at 10% per annum and is payable monthly beginning January 2, 1998. The note receivable of $23,100 is payable in full on December 18, 2000.


NOTE 8 - REVENUE

	In accordance with SOP 97-2, a Company is required to change its method of accounting for software revenue for fiscal years beginning after December 15, 1997. During 1998, the Company elected early adoption of this SOP.

NOTE 8 - REVENUE (Continued)

The Company recognizes revenue when the criteria discussed in the Revenue Recognition accounting policy in Note 1 are met. Whereas under SOP 91-1 revenue was recognized once delivery occurred, collectability was probable and remaining vendor obligations were insignificant and accrued for. As a result of implementing SOP 97-2, the Company has deferred revenue on system sales of $638,018 (primarily related to implementation revenue), as the revenue recognition criteria under SOP 97-2 were not met. Deferred revenue will be recognized as the Company meets the specific criteria. In accordance with SOP 97-2, all prior periods have not been retroactively adjusted.


NOTE 9 - INCOME TAX BENEFIT

	The provision for income taxes consist of the following:


August 31,                    1998            1997            1996
Current taxes:
  Federal                  $       -       $       -     $       -
  State                        9,500           1,325        12,190

Deferred
  State                        7,800               -             -
  Federal                   (340,100)         51,000             -

                            (322,800)         52,325        12,190

Change in valuation
  allowance                        -        (514,600)     (514,600)

Income tax benefit          $(322,800)     $(462,275)    $(502,410)


	Income tax benefit differs from the amount obtained by applying the statutory federal income tax rate to income before income tax expense as follows:

                                    1998        1997         1996

Computed provision (benefit)
   for taxes based on income
   at statutory rate               (34.0)%      34.0%        34.0%

State taxes, net of benefit
   of state net operating loss
   carryforward                      1.0          0.3         6.0

Tax benefit of federal net
   operating loss carryforward         -        (34.0)      (34.0)

Permanent differences and other     (0.2)        11.9           -

Reduction in valuation allowance       -       (120.0)     (114.0)

                                   (33.2)%     (107.8)%    (108.0)%

NOTE 9 - INCOME TAXES (Continued)

	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of August 31, 1998 and 1997 are as follows:


August 31,                                   1998            1997

Deferred tax assets:
  Allowance for doubtful accounts        $   25,400      $    13,700
  Inventory uniform capitalization           24,000           23,900
  Accrued vacation                           64,600           66,900
  Deferred revenue                          214,900          163,500
  Depreciation and amortization               4,600            7,600
  Net operating loss carryforwards        1,161,600          804,000
  Tax credits                               285,200          275,000

Gross deferred tax assets                 1,780,300        1,354,600

Deferred tax liability:
  Capitalized software costs               (468,600)        (376,400)
  Other                                      (1,200)               -

                                           (469,800)        (376,400)


Net deferred tax assets                  $1,310,500       $ 0 978,200

	At August 31, 1998, the Company had federal net operating loss carryforwards available to offset future taxable income of approximately $3,416,000 that expire at various dates through 2013 and general business tax credit carryforwards available to offset future income tax payable of approximately $285,200 that expire at various dates through 2013. The Tax Reform Act of 1986 contains provisions which limit the amount of tax credits that can be utilized in any one year in subsequent years.

	For the year ended August 31, 1995, the Company established a valuation allowance equal to the net deferred tax asset as the Company could not conclude that it was more likely than not that the deferred tax asset could be realized. During the years ended August 31, 1997 and 1996, the Company re-evaluated the valuation allowance taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. As a result, the Company reduced the valuation allowance to zero, as the Company believes it is more likely than not that the net deferred tax asset will be realized. During the year ended August 31, 1998, the Company re-evaluated the realization of the deferred tax asset taking into consideration projected operating results and prior earnings history, in light of the current year loss. As a result, the Company continues to believe that it is more likely than not that the net deferred tax asset will be realized.

NOTE 10 - EARNINGS (LOSS) PER SHARE



                                              August 31
                                1998            1997            1996
Basic weighted average
  shares outstanding          2,901,003      2,836,532       2,772,615

Diluted effect of stock
  options and warrants                -        174,569         234,311

Diluted weighted average
  shares outstanding          2,901,003      3,011,101       3,006,926


	At August 31, 1998, options to purchase 905,755 shares were outstanding and could effect future periods, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(a)	Cash paid:

                      1998            1997         1996

Interest           $  55,365      $  34,969     $  35,800
Income taxes       $   1,570      $       -     $       -

(b)	Non-cash investing and financing activities:

During fiscal 1998, the Company generated a note receivable for $23,100 from a related party (See Note 7).

During fiscal 1996, the Company acquired a computer with a cost of $23,286 under a capital lease agreement.


EXHIBIT 11


Year ended August 31,            1998          1997            1996

AVERAGE MARKET PRICE
   PER SHARE                 $      1.50    $     1.82     $     1.85

NET INCOME (LOSS)            $  (648,903)   $  891,000     $  967,797

Basic weighted average
   number of common
   shares outstanding           2,901,003    2,836,532      2,772,615

Diluted effect of
   stock options                        -      174,569        234,311

Diluted weighted average
   number of common
   shares outstanding            2,901,003    3,011,101     3,006,926

Basic earnings (loss)
   per share                 $        (.22) $       .31   $       .35

Diluted earnings (loss)
   per share                 $        (.22) $       .30   $       .32




[ARTICLE]	5
[RESTATED]

[PERIOD-TYPE]		12-MOS
[FISCAL-YEAR-END]                     AUG-31-1997
[PERIOD-END]                          AUG-31-1997
[CASH]                                     534430
[SECURITIES]                                    0
[RECEIVABLES]                             1933685
[ALLOWANCES]                                    0
[INVENTORY]                                675795
[CURRENT-ASSETS]                          3649861
[PP&E]                                    1659419
[DEPRECIATION]                            1108006
[TOTAL-ASSETS]                            6093114
[CURRENT-LIABILITIES]                     1946804
[BONDS]                                         0
[PREFERRED-MANDATORY]                           0
[PREFERRED]                                     0
[COMMON]                                  5752635
[OTHER-SE]                               (1616038)
[TOTAL-LIABILITY-AND-EQUITY]              6093114
[SALES]                                   7119381
<TOTAL REVENUES>                          7125970
[CGS]                                     3814012
[TOTAL-COSTS]                             6674416
[OTHER-EXPENSES]                                0
[LOSS-PROVISION]                                0
[INTEREST-EXPENSE]                          22829
[INCOME-PRETAX]                            428725
[INCOME-TAX]                              (462275)
[INCOME-CONTINUING]                        891000
[DISCONTINUED]                                  0
[EXTRAORDINARY]                                 0
[CHANGES]                                       0
[NET-INCOME]                               891000
[EPS-PRIMARY]                                 .31
[EPS-DILUTED]                                 .30


CREATIVE COMPUTER APPLICATIONS, INC.