Form 10QSB
period 1998-11-30
CREATIVE COMPUTER APPLICATIONS INC
filed 1999-01-13
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB



(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended November 30, 1998.

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

          Yes  X                 No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,920,740 common shares as of December 31, 1998.


      Transitional Small Business Disclosure Format (check one):

          Yes                    No  X




FORM 10-QSB


I N D E X



PART I - Financial Information:                             PAGE

Condensed Balance Sheets, as at November 30,
1998 and August 31, 1998                                      3

Condensed Statements of Income for the three
months ended November 30, 1998 and November
30, 1997                                                      4

Condensed Statements of Cash Flows for the
three months ended November 30, 1998 and
November 30, 1997                                             5

Notes to Condensed Financial Statements                       6

Management's Discussion and Analysis or Plan
of Operation                                                  6


PART II - Other Information:

Items 1 through 6                                             9

Signatures                                                    9


PART 1 - FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

                                               November 30,    August 31,
                                                   1998          1998 *
                                               (Unaudited)
                    ASSETS
CURRENT ASSETS:
   Cash                                         $   433,969   $   375,876
   Receivables                                    2,010,714     1,973,601
   Inventories                                      607,925       670,243
   Prepaid expenses and other assets                128,662        79,907
   Deferred tax asset                               466,300       466,300

             TOTAL CURRENT ASSETS                 3,647,570     3,565,927

PROPERTY AND EQUIPMENT, net                         544,234       575,804
INVENTORY OF COMPONENT PARTS                        146,027       156,527
CAPITALIZED SOFTWARE COSTS, net of
    accumulated amortization of
    $450,912 and $384,509                         1,200,595     1,128,498
INTANGIBLES, net                                    251,986       302,120
OTHER ASSETS                                         23,100        32,371
DEFERRED TAX ASSET                                  844,200       844,200

                TOTAL ASSETS                    $ 6,657,712   $ 6,605,447

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable to bank                        $   581,609   $   611,609
   Accounts payable                                 462,786       507,005
   Accrued liabilities:
        Vacation Pay                                203,889       184,305
        Other                                       372,035       339,402
   Deferred service contract income                 718,677       754,343
   Deferred revenue                                 706,314       638,018
   Capital lease obligations,
       current portion                                3,173         4,679

        TOTAL CURRENT LIABILITIES                 3,048,483     3,039,361

           TOTAL LIABILITIES                      3,048,483     3,039,361

SHAREHOLDERS' EQUITY:
   Preferred shares, no par value;
     500,000 shares authorized; no
     shares outstanding                                   -             -
   Common shares, no par value;
     20,000,000 shares authorized;
     2,920,740 and 2,920,740 shares
     outstanding                                  5,831,027     5,831,027
   Accumulated deficit                           (2,221,798)   (2,264,941)

       TOTAL SHAREHOLDERS' EQUITY                 3,609,229     3,566,086


                                                $ 6,657,712   $ 6,605,447

See Notes to Financial Statements.


* As presented in the audited financial statements


CONDENSED STATEMENTS OF OPERATION

                                                    Three Months Ended
                                                       November 30,

                                                   1998           1997
                                                       (unaudited)
NET SYSTEM SALES AND SERVICE REVENUE
        System sales                            $ 1,207,606   $ 1,244,737
        Service revenue                             670,683       562,704
                                                  1,878,289     1,807,441

COST OF PRODUCTS AND SERVICES SOLD
        System sales                                746,204       624,861
        Service revenue                             357,444       393,406
                                                  1,103,648     1,018,267

        Gross profit                                774,641       789,174

OPERATING EXPENSES:
        Selling, general and administrative         570,936       589,371

        Research and development                    145,753       155,543

                                                    716,689       744,914

        Operating income                             57,952        44,260

INTEREST AND OTHER INCOME                               578           574

INTEREST EXPENSE                                    (15,188)       (3,998)

        Income before taxes on income                43,342        40,836

TAXES ON INCOME                                        (200)         (350)

NET INCOME                                      $    43,142   $    40,486

EARNINGS PER COMMON SHARE (Note 2):
        Basic                                   $       .01   $       .01
        Diluted                                 $       .01   $       .01

WEIGHTED AVERAGE NUMBER OF COMMON
	SHARES AND COMMON STOCK
	EQUIVALENTS OUTSTANDING

        Basic                                     2,920,740     2,859,865
        Diluted                                   2,920,740     3,010,231



See Notes to Financial Statements.


CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

                                                    Three Months Ended
                                                       November 30,

                                                    1998          1997
                                                       (unaudited)

OPERATING ACTIVITIES:
   Net income                                   $    43,142   $    40,486
   Adjustments to reconcile net income
      to net cash provided by operating
        activities:
         Depreciation and amortization              139,264       111,176
         Provision for possible losses                 (881)        1,650
   Changes in operating assets and
		liabilities:
         Receivables                                (36,232)     (191,761)
         Inventories                                 62,318       (48,502)
         Prepaid expenses and other assets          (48,755)      (43,388)
         Accounts payable                           (44,219)       52,488
         Accrued liabilities                         84,847       100,975

         Net cash provided by
         operating activities                       199,484        23,124

INVESTING ACTIVITIES
        Additions to property and equipment         (13,885)      (38,788)
        Capitalized software costs                  (96,000)     (106,000)
		Net cash used in investing
                     activities                    (109,885)     (144,788)

FINANCING ACTIVITIES:
   Additions to (payments on) notes payable, net    (30,000)     (130,000)
   Decrease in capital lease obligations,
       net of payments                               (1,506)       (5,948)
     Exercise of Stock Option                             0        15,950
     Net cash used in financing activities          (31,506)     (119,998)

NET INCREASE (DECREASE) IN CASH                      58,093      (241,662)

Cash, beginning of period                           375,876       534,430

Cash, end of period                             $   433,969   $   292,768




See notes to financial statements.


NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.	In the opinion of management, the accompanying
        unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 1998 and August 31, 1998, the results of its operations for the three months ended November 30, 1998 and 1997, and cash flows for the three months ended November 30, 1998 and November 30, 1997.

Note 2. The Company adopted SFAS No. 128, "Earnings Per
        Share,". SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. All prior period weighted average and per share information have been restated in accordance with SFAS No. 128.

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


Results of Operations

        In October 1997 the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which became effective for fiscal years beginning after December 15, 1997 although earlier adoption was recommended. The new SOP affects all companies that sell software and provide related services. Its provisions necessitate significant modifications in the way the Company structures software transactions and reports revenues from those activities. Because SOP 97-2 significantly changes the way in which the Company accounts for the sale of its Clinical Information Systems, management decided to adopt the change in accounting method during the second quarter of 1998 instead of waiting until the beginning of its next fiscal year.

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

        Sales for the first quarter of fiscal 1999 ended November 30, 1998 increased by $70,848 or 4% compared to the same quarter of fiscal 1998. When analyzed by product category, sales of Clinical Information Systems (CIS) decreased $92,322 or 9%, sales of data acquisition products increased $52,021 or 23% and service and other revenues increased $111,149 or 19%. The overall increase in sales is primarily attributable to an increase in sales of data acquisition products and an increase in service revenues due to a greater number of customer sites on contract. The increases were offset by a decrease in sales of Clinical Information Systems. This decrease was attributable to the change in accounting for revenue recognition in accordance with SOP 97-2.

        Cost of sales for the first quarter of 1999 increased by $85,381 or 8% as compared to the same quarter of 1998. The increase in cost of sales was primarily attributable to an increase in material costs of $104,463 or 48% which was attributable to a greater volume of hardware components sold during the quarter and to a lesser amount of software revenues that were recognized in the quarter. There was an increase in other costs of $4,176 or 1%. These increases were partially offset by a decrease in labor costs of $23,258 or 5%. Cost of sales as a percentage of sales was 59% for the current quarter as compared to 56% to the comparable fiscal 1998 quarter. This was due in part to the recognition of hardware revenue and the deferral of software revenue in accordance with the adoption of SOP-97-2.

        Selling and administration expenses decreased $18,435 or about 3% for the current quarter compared to the same quarter of 1998. The decrease was primarily attributable to a reduction in sales taxes and other expenses during the quarter. Management anticipates increasing the level of sales and marketing expenditures in future quarters as the Company expands its sales and marketing activities related to the sale of its CIS products across a broader market spectrum.

        The Company has been engaged in strategic joint marketing partnerships with other companies which has improved the Company's market penetration. Management views the near term outlook for the continued sale of CIS products favorably during the first half of the 1999 fiscal year. However, the Company's future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual periods.

        Research and Development expense decreased $9,790 or about 6% for the current quarter as compared to the same quarter of 1998. The decrease is attributable to a change in personnel. The Company continues to expend considerable resources on new product development and product enhancements which should continue for the foreseeable future. In addition, the Company has also initiated the design phase of new CIS products that will require increased development expenditures in future periods.

        As a result of the aggregate factors discussed above the Company earned net income of $43,142 or basic and diluted net income per share of $.01 for the first fiscal quarter ended November 30, 1998 compared to $40,486 or basic and diluted net income per share of $.01 per share for the same quarter a year ago.


Capital Resources and Liquidity

        As of November 30, 1998, the Company's working capital amounted to $599,087 compared to $526,566 at August 31, 1998. The ratio of the Company's current assets to current liabilities was approximately 1.2 to 1 at November 30, 1998 compared to 1.2 to 1 at August 31, 1998.

        The Company's Balance Sheet has been affected by the inclusion of deferred revenues as a current liability which affects working capital ratios.

        The Company's bank line of credit as of November 30, 1998 amounted to approximately $800,000, of that amount $581,600 was outstanding as of that date. The Company's bank line contains certain financial ratio requirements. The Company was not in compliance with some of the covenants and financial ratios required by its bank as of November 30, 1998, but had obtained a waiver from its bank.

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


Clinical Information Systems

	The Company has been engaged in evaluating and modifying its CIS products for sometime and has completed core modifications and testing for Year 2000 changes to CyberLAB II(Registered Trademark).
The Company is currently distributing the Year 2000 compliant software upgrades to its clients. CyberRAD(Registered Trademark) and MQA were designed to be Year 2000 compliant.
CyberMED(Trademark) is currently being modified and it is expected that the modifications and testing will be completed by mid 1999. Subsequently the modified CyberMED(Trademark) upgrade will be distributed to clients. Modifications are also currently being made to the financial management system that will be completed by March
1999 and released thereafter. The Company is also evaluating communication interfaces it has installed in order to determine in each individual case, whether the software is Year 2000 compliant, and will undertake such modifications as are deemed to be necessary to be compliant. The Company believes it is timely and on schedule in its efforts to effectuate the modifications, testing and upgrade of its developed software applications to its clients. Management is cognizant of the fact that the timeliness of the completion and distribution of Year 2000 modifications are critical to the success of the Company.

        Some of the Company's clients may require upgrades to their computers and/or operating systems, in order to operate the upgraded application software and otherwise be Year 2000 compliant. The Company has been conducting a review of its client installations in order to determine their status and to advise clients as to what modifications should be undertaken. The Company's extended service agreements require that the client be responsible for the cost of any upgrades to their computers that may be required to operate upgraded or modified application software. Therefore the Company does not expect to bear the costs associated with this effort and instead will derive revenues from the upgrades. The Company had identified the modifications and/or upgrades required by the vendors and is assisting its clients in securing the necessary modifications and/or upgrades. The Company has sent a Year 2000 technical document to all it's clients, and posted the information on its web site to assist its clients in their evaluations.


In House Systems and Computers

	The Company continues to conduct a review of the computers, systems and software that it utilizes internally to operate its business. It has determined that some systems such as its accounting and voice mail systems will have to be replaced since they are not modifiable. However, such systems were already due to be replaced because they are no longer adequate and are not being supported by their manufacturers. Other systems supported by their manufacturers will be upgraded in the normal course with Year 2000 modifications on a timely basis. Although the Company will have to bear the cost of replacing non-compliant systems, it is not anticipated that the aggregate expenditures will be of a material nature. At present, the cost of such replacements has not been fully determined.


PART II - OTHER INFORMATION


Items 1 through 5.  NOT APPLICABLE

Item 6.	Exhibits and Reports on Forms 8-K

(a) Exhibit 11 - Statement re: computation of per share earnings.

        Exhibit 27 - Financial Data Schedule.

(b)	There were no reports filed on Form 8-K during the quarter
        ended November 30, 1998.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CREATIVE COMPUTER APPLICATIONS, INC.
(Company)



Date  January 11, 1999		/S/ Steven M. Besbeck
                                Steven. M. Besbeck, President
                                Chief Executive Officer, Chief
                                Financial Officer




Date  January 11, 1999		/S/ Carol Bessel
                                Carol Bessel, Controller and Chief
                                Accounting Officer


Exhibit 11

CREATIVE COMPUTER APPLICATIONS, INC.

COMPUTATION OF EARNINGS PER COMMON SHARE




                                                   Three Months Ended
                                                      November 30,

                                                    1998          1997

AVERAGE MARKET PRICE PER SHARE                  $       .82   $      1.74

NET INCOME                                      $    43,142   $    40,486

Basic weighted average
   number of common
        shares outstanding                        2,920,740     2,859,865
Diluted effect of stock options                           -       150,366

Diluted weighted average number of common
        shares outstanding                        2,920,740     3,010,231

Basic earnings per share                        $       .01   $       .01

Diluted earnings per share                      $       .01   $       .01