Form 10QSB
period 1999-02-28
CREATIVE COMPUTER APPLICATIONS INC
filed 1999-04-01
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB



(Mark One)

[ X  ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999

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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,920,740 common shares as of March 15, 1999.

Transitional Small Business Disclosure Format (check one):

		Yes			No	X


CREATIVE COMPUTER APPLICATIONS, INC.


FORM 10-QSB


I N D E X


PART I - Financial Information:                          PAGE

Condensed Balance Sheets at February 28,
    1999 and August 31, 1998                              3

Condensed Statements of Operation for
    the three months ended February 28, 1999
    and February 28, 1998                                 4

Condensed Statements of Operation for the
    six months ended February 28, 1999 and
    February 28, 1998                                     5

Condensed Statements of Cash Flows for the six
    months ended February 28, 1999 and
    February 28, 1998                                     6

Notes to Condensed Financial Statements                   7

Management's Discussion and Analysis or Plan
    of Operation                                          7


PART II - Other Information:

Items 1 through 6                                         10

Signatures                                                11



PART 1 - FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

                                               February 28,     August 31,
                                                  1999             1998  *
                                               (Unaudited)
                      ASSETS

CURRENT ASSETS:
    Cash                                       $  351,235      $  375,876
    Receivables                                 2,288,619       1,973,601
    Inventories                                   602,745         670,243
    Prepaid expenses and other assets             155,364          79,907
    Deferred tax asset                            466,300         466,300

        TOTAL CURRENT ASSETS                    3,864,263       3,565,927

PROPERTY AND EQUIPMENT, net                       516,324         575,804
INVENTORY OF COMPONENT PARTS                      135,527         156,527
CAPITALIZED SOFTWARE COSTS,
     net of accumulated amortization
     of $521,258 and $384,509                   1,203,996       1,128,498
INTANGIBLES, net                                  269,224         302,120
OTHER ASSETS                                       23,148          32,371
DEFERRED TAX ASSET                                844,200         844,200

        TOTAL ASSETS                           $6,856,682      $6,605,447

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable to bank                     $  351,609      $  611,609
     Accounts payable                             451,508         507,005
     Accrued liabilities:
             Vacation Pay                         209,106         184,305
             Other                                302,519         344,081
     Deferred service contract income             644,660         754,343
     Deferred revenue                             997,663         638,018

        TOTAL CURRENT LIABILITIES               2,957,065       3,039,361

        TOTAL LIABILITIES                       2,957,065       3,039,361

SHAREHOLDERS' EQUITY:
   Preferred shares, no par value;
      500,000 shares authorized;
      no shares outstanding                             -               -
   Common shares, no par value;
      20,000,000 shares authorized;
      2,920,740 and 2,920,740 shares
      outstanding                               5,831,027       5,831,027
   Accumulated deficit                         (1,931,410)     (2,264,941)

        TOTAL SHAREHOLDERS' EQUITY              3,899,617       3,566,086


                                               $6,856,682      $6,605,447

See Notes to Financial Statements.

* As presented in the audited financial statements

CONDENSED STATEMENTS OF OPERATIONS


                                              Three Months Ended February 28
                                                  1999            1998

                                                       (unaudited)
NET SYSTEM SALES AND SERVICE REVENUE
   System sales                                $1,520,280      $  721,379
   Service revenue                                709,275         565,679
                                                2,229,555       1,287,058

COST OF PRODUCTS AND SERVICES SOLD
   System sales                                   645,712         681,689
   Service revenue                                362,624         333,451
                                                1,008,336       1,015,140

   Gross profit                                 1,221,219         271,918

OPERATING EXPENSES:
   Selling, general and administrative            726,685         652,009

   Research and development                       193,195         165,582

                                                  919,880         817,591

   Operating income (Loss)                        301,339     (   545,673)

INTEREST AND OTHER INCOME                           2,028             572

INTEREST EXPENSE                              (    11,979)    (    15,742)

LOSS ON INVESTMENT                                      -     (    14,151)

   Income (Loss) before taxes on income           291,388     (   574,994)

TAXES ON INCOME                               (     1,000)              0

NET INCOME (LOSS)                              $  290,388     ($  574,994)

EARNINGS (LOSS) PER COMMON SHARE (Note 2):

    Basic                                      $      .10     ($      .20)
    Diluted                                    $      .10     ($      .20)

WEIGHTED AVERAGE NUMBER OF COMMON
	SHARES AND COMMON STOCK
	EQUIVALENTS OUTSTANDING

    Basic                                       2,920,740       2,910,865
    Diluted                                     2,980,172       2,910,865



See Notes to Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS

                                               Six Months Ended February 28
                                                  1999            1998

                                                       (unaudited)



NET SYSTEM SALES AND SERVICE REVENUE
   System sales                                $2,727,886      $1,966,116
   Service revenue                              1,379,958       1,128,383
                                                4,107,844       3,094,499

COST OF PRODUCTS AND SERVICES SOLD
   System sales                                 1,391,916       1,306,550
   Service revenue                                720,068         726,857
                                                2,111,984       2,033,407

   Gross profit                                 1,995,860       1,061,092

OPERATING EXPENSES:
   Selling, general and administrative          1,297,621       1,241,380

   Research and development                       338,948         321,125

                                                1,636,569       1,562,505

   Operating income (Loss)                        359,291     (   501,413)

INTEREST AND OTHER INCOME                           2,606           1,146

INTEREST EXPENSE                              (    27,167)    (    19,740)

LOSS ON INVESTMENT                                      -     (    14,151)

   Income (Loss) before taxes on income           334,730     (   534,158)

TAXES ON INCOME                               (     1,200)              0

NET INCOME (LOSS)                              $  333,530     ($  534,158)

EARNINGS (LOSS) PER COMMON SHARE (Note 2):
   Basic                                       $      .11     ($      .19)
   Diluted                                     $      .11     ($      .19)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES AND COMMON STOCK
   EQUIVALENTS OUTSTANDING

   Basic                                        2,920,740       2,885,365
   Diluted                                      2,925,785       2,885,365


See Notes to Financial Statements.


CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

                                                Six Months Ended February 28
                                                  1999            1998

                                                        (unaudited)


OPERATING ACTIVITIES:
   Net income (Loss)                           $  333,530      ($  534,158)
   Adjustments to reconcile net
      income (Loss) to net cash provided
      by (used in) operating activities:
          Depreciation and amortization           286,166          230,919
          Provision for possible losses            36,844           77,267
   Changes in operating assets and
      liabilities:
          Receivables                         (   351,862)     (    42,507)
          Inventories                              67,498      (    96,107)
          Prepaid expenses and other assets   (    67,147)     (    28,544)
          Accounts payable                    (    55,497)          52,375
          Accrued liabilities                     236,269      (       261)

      Net cash provided by (used in)
        operating activities                      485,801      (   341,016)

INVESTING ACTIVITIES
    Additions to property and equipment       (    35,127)     (   176,200)
    Capitalized software costs                (   212,247)     (   202,000)
        Net cash used in investing
                     activities               (   247,374)     (   378,200)

FINANCING ACTIVITIES:
    Additions to (payments on) notes
       payable, net                           (   260,000)         384,313
    Decrease in capital lease obligations,
       net of payments                        (     3,068)     (    10,453)
    Exercise of Stock Options                           -           66,550
    Net cash provided by (used in)
       financing activities                   (   263,068)         440,410

NET DECREASE IN CASH                          (    24,641)     (   278,806)

Cash, beginning of period                         375,876          534,430

Cash, end of period                            $  351,235       $  255,624


See notes to financial statements.

CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of February 28, 1999 and August 31, 1998, the results of its operations for the three months and six months ended February 28, 1999 and 1998, and cash flows for the six months ended February 28, 1999 and February 28, 1998.


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


Note 3. The Company elected early adoption of Statement of Position 97-2, "Software Revenue Recognition",("SOP 97-2"). SOP 97-2 supersedes
         SOP 91-1 regarding software revenue recognition. SOP 97-2 required the Company to change the method of recognizing revenue on software sales and related services, in accordance with SOP 97-2. The SOP requires companies to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed and determinable, and (iv) collectability is probable. The SOP also requires companies to allocate the fee on a multiple element contract between the various elements based on vendor-specific objective evidence of fair value. The impact of this adoption was recorded in the Company's Statements of Operations for the three months and six months ended February 28, 1998.


Note 4. The Company's bank line of credit as of February 28, 1999 amounted to approximately $700,000, of that amount $351,609 was outstanding as of that date. The Company was in compliance with all covenants and financial ratios required by its bank as of February 28, 1999. The Company extended its line of credit with the bank, which is now due on February 1, 2000.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         This following section of the report contains forward-looking statements within the meaning of the Private Securities
         Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.


Results of Operations

         In October 1997 the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which became effective for fiscal years beginning after December 15, 1997 although earlier adoption was recommended. The new SOP affects all companies that sell software and provide related services. Its provisions necessitate significant modifications in the way the Company structures software transactions and reports revenues from those activities. Because SOP 97-2 significantly changes the way in which the Company accounts for the sale of its Clinical Information Systems, management decided to adopt the change in accounting method during the second quarter of 1998 instead of waiting until the beginning of its next fiscal year. The results of the accounting change had an immediate impact on the reporting of revenues and created operating losses for the 2nd and 3rd fiscal quarters of 1998.

          SOP 97-2 requires that the Company modify its revenue recognition policies on a going forward basis and no restatement of prior periods is required. Accordingly the following discussion takes into consideration the effect of SOP 97-2 for the current periods only and therefore the comparisons are not fully representative The change in accounting method brought about by SOP 97-2 primarily affects reporting of revenues from the sale of the Company's CIS products and related data acquisition products bundled into CIS transactions. All other components of the


        Company's business from which it derives revenues were already compliant with the provisions of SOP 97-2. Under the SOP 97-2 guidelines revenues from the sale of the Company's CIS products are recognized as hardware and standard software are delivered to a customer; custom software, such as interfaces to other vendors systems, is recognized when delivered and operational, and revenues associated with the installation and implementation of systems are recognized as the services are performed. Other provisions of the SOP that require, among other things, a defined contract and definitive sales price have been met by the Company's internal sales policies that were already in place for many years.

	Sales for the second quarter of fiscal 1999 ended February 28, 1999 increased by $942,497 or 73% compared to the same quarter of fiscal 1998. For the six-month period ended February 28, 1999 sales increased $1,013,345 or 33% compared to the same period in fiscal 1998. When analyzed by product category for the quarter and six month periods, sales of Clinical Information Systems (CIS) increased $610,879 or 101% and $518,557 or 32% respectively, sales of data acquisition products increased $188,246 or 189% and $240,267 or 74% respectively, and service revenues increased by $143,372 or 25% and $254,521 or 22% respectively. The increase in revenues associated with the Company's CIS products was primarily attributable to an increase in CIS sales in second quarter of fiscal 1999. The increase in the sale of data acquisition products is primarily attributable to a larger number of units shipped to OEM customers, and the increase of CIS sales. The increase in service revenues was attributable to a greater number of customer sites on contract. The Company has experienced an increase in sales of its CIS products and has won larger contracts that have contributed to the overall increase in sales. Management believes this trend will continue in the second half of the current fiscal year.

	Cost of sales for the second quarter and six month period ended February 28, 1999 decreased by $6,804 or 1% and increased by $78,577 or 4% respectively as compared to the same quarter and six month period of 1998. For the quarter and six month period the increase in costs of sales was primarily attributable to a decrease in labor costs of $34,029 or 8% and $57,287 or 7% respectively, and decreases in other costs of $44,499 or 12% and $40,323 or 5% respectively. The decreases were partially offset by increases in material costs of $71,724 or 36% and $176,187 or 42% respectively. The overall increases in material costs were attributable to an increase in CIS sales during the periods. For the current quarter and six month period ended February 28, 1999, cost of sales as a percentage of sales decreased to 45% from 79% and decreased to 51% from 66% respectively. These decreases were attributable to a higher volume of CIS product sales and service revenues. In addition, the Company booked several software only transactions which contributed to higher gross margins.

	Selling and administration expenses increased $74,676 or about 11% and $56,241 or 5% in comparing the current quarter and six months ended February 28, 1999 with the same periods of fiscal 1998. The increase was primarily attributable to planned expenditures in sales and marketing associated with the Company's CIS products. Management anticipates the increased level of sales and marketing expenditures to continue in the second half of fiscal 1999 as the Company expands its sales and marketing activities related to the sale of its CIS products across a broader market spectrum.

	Research and Development expense increased $27,613 or 17% and $17,823 or 6% for the current quarter and six months ending February 28, 1999 compared to the same periods of fiscal 1998. The increases were primarily attributable to a greater amount of labor costs incurred in the current periods due to a number of new software products in development.

	As a result of the aggregate factors discussed above the Company earned net income of $290,388 or basic and diluted net income per share of $.10 and $333,530 or basic and diluted net income of $.11 per share for the current quarter and six month period ending February 28, 1999 compared to the net losses of $574,994 or basic and diluted loss per share of $.20 and a net loss of $534,158 or basic and diluted loss per share of $.19 in the comparable quarter and six month period one year ago.


Capital Resources and Liquidity

        As of February 28, 1999, the Company's working capital amounted to $907,198 compared to $526,566 at August 31, 1998. The ratio of the Company's current assets to current liabilities was approximately 1.3 to 1 at February 28, 1999 compared to 1.2 to 1 at August 31, 1998.


        The Company's Balance Sheet has been affected by the inclusion of deferred revenues as a current liability which affects working capital ratios, which resulted from the adoption of SOP 97-2.

        The Company's bank line of credit as of February 28, 1999 amounted to approximately $700,000, of that amount $351,609 was outstanding as of that date. The Company was in compliance with all covenants and financial ratios required by its bank as of February 28, 1999. The Company extended its line of credit with the bank, which is now due on February 1, 2000.

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


Clinical Information Systems

	The Company has been engaged in evaluating and modifying its CIS products for sometime and has completed core modifications and testing for Year 2000 changes to CyberLAB II(Registered Trademark). The Company has distributed the Year 2000 compliant software upgrades to its clients. CyberRAD(Registered Trademark) and MQA were designed to be Year 2000 compliant. CyberMED(Trademark) is currently being modified and it is expected that the modifications and testing will be completed by mid 1999. Subsequently the modified CyberMED(Trademark) upgrade will be distributed to clients. Modifications were also completed to the financial management system, and have been distributed. The Company is also evaluating communication interfaces it has installed in order to determine in each individual case, whether the software is Year 2000 compliant, and will undertake such modifications as are deemed to be necessary to be compliant. The Company believes it is timely and on schedule in its efforts to effectuate the modifications, testing and upgrade of its developed software applications to its clients. Management is cognizant of the fact that the timeliness of the completion and distribution of Year 2000 modifications are critical to the success of the Company.


CREATIVE COMPUTER APPLICATIONS, INC.

        As part of the Company's Year 2000 due diligence efforts it evaluated all of the information technology products that it resold to its clients, that are manufactured by third party vendors. This information and the manufacturers own Year 2000 compliance programs have been fully disclosed to the Company's clients.

        Some of the Company's clients may require upgrades to their computers and/or operating systems, in order to operate the upgraded application software and otherwise be Year 2000 compliant. The Company has been conducting a review of its client installations in order to determine their status and to advise clients as to what modifications should be undertaken. The Company's extended service agreements require that the client be responsible for the cost of any upgrades to their computers that may be required to operate upgraded or modified application software. Therefore the Company does not expect to bear the costs associated with this effort and instead will derive revenues from the upgrades. The Company had identified the modifications and/or upgrades required by the vendors and is assisting its clients in securing the necessary modifications and/or upgrades. As a follow up, the Company has sent a Year 2000 technical document to all it's clients, and posted the information on its web site to assist its clients in their evaluations, at www.ccainc.com.


In House Systems and Computers

	The Company continues to conduct a review of the computers, systems and software that it utilizes internally to operate its business. It determined that some systems such as its accounting and voice mail systems needed to be replaced since they were not modifiable. However, such systems were already due to be replaced because they are no longer adequate and are not being supported by their manufacturers. The Company is currently in the process of replacing those systems. Other systems supported by their manufacturers will be upgraded in the normal course with Year 2000 modifications on a timely basis. Although the Company will have to bear the cost of replacing non-compliant systems, it is not anticipated that the aggregate expenditures will be of a material nature. The cost of such replacements so far is estimated at approximately $50,000.


PART II - OTHER INFORMATION


Items 1 through 3.  NOT APPLICABLE.


Item 4.	Submission of Matters to a Vote of Security Holders

        (a)   The Company held an Annual Meeting of Shareholders on March
              5, 1999.

        (b) The following Directors, all of whom were incumbents, were reelected to the five member Board at the March 5, 1999 meeting:

                                     FOR          WITHHELD

  Bruce M. Miller                  2,374,167       37,700
  Steven M. Besbeck                2,374,167       37,700
  James R. Helms                   2,374,407       37,460
  Lawrence S. Schmid               2,374,407       37,460
  Robert S. Fogerson, Jr.          2,374,407       37,460


        (c)   1.   The only matter voted upon at the March 5, 1999
                   Annual Meeting was the ratification of BDO Seidman, LLP as the Company's auditors by a vote of 2,386,607 for, 16,270 against, 8,990 abstaining, and 0 non-votes.

        (d)   Not applicable.


Item 5.   NOT APPLICABLE.


Item 6.	Exhibits and Reports on Forms 8-K

        (a) Exhibit 11 - Statement re: computation of per share earnings.

Exhibit 27 - Financial Data Schedule.

        (b) There were no reports filed on Form 8-K during the quarter ended February 28, 1999.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.
(Company)


Date:	March 31, 1999		/S/  Steven M. Besbeck
                  				Steven. M. Besbeck, President
				                  Chief Executive Officer, Chief
                  				Financial Officer


Date:	March 31, 1999		/S/  Carol Bessel
                  				Carol Bessel
                      Controller and Chief Accounting
                      Officer



CREATIVE COMPUTER APPLICATIONS, INC.


COMPUTATION OF EARNINGS PER COMMON SHARE

Exhibit 11


                               Six Months Ended         Three Months Ended
                                 February 28,              February 28,

                              1999         1998          1999         1998

AVERAGE MARKET PRICE
   PER SHARE              $      .91    $     1.66    $      .99   $     1.58


NET INCOME (LOSS)         $  333,530   ($  534,158)   $  290,388  ($  574,994)


Basic weighted average
   number of common
   shares outstanding      2,920,740     2,885,365     2,920,740    2,910,865

Diluted effect of
   stock options               5,045             -        59,432            -

Diluted weighted average
   number of common
   shares outstanding      2,925,785     2,885,365     2,980,172    2,910,865

Basic earnings (loss)
   per share              $      .11   ($      .19)   $      .10  ($      .20)

Diluted earnings (loss)
   per share              $      .11   ($      .19)   $      .10  ($      .20)


CREATIVE COMPUTER APPLICATIONS, INC.

[ARTICLE]	5
[RESTATED]

[PERIOD-TYPE]		6-MOS
[FISCAL-YEAR-END]       AUG-31-1998
[PERIOD-END]	          	FEB-28-1998
[CASH]					                      255624
[SECURITIES]				                      0
[RECEIVABLES]				               1898925
[ALLOWANCES]				                      0
[INVENTORY]				                  771902
[CURRENT-ASSETS]                3470064
[PP&E]					                     1835608
[DEPRECIATION]				              1186287
[TOTAL-ASSETS]				              6046446
[CURRENT-LIABILITIES]			        2324237
[BONDS]					                          0
[PREFERRED-MANDATORY]	    		          0
[PREFERRED]				                       0
[COMMON]                        5819185
[OTHER-SE]			                	 (2150196)
[TOTAL-LIABILITY-AND-EQUITY]		  6046446
[SALES]					                    3094499
<TOTAL REVENUES>                3095645
[CGS]					                      2033407
[TOTAL-COSTS]				               3595912
[OTHER-EXPENSES]                  14151
[LOSS-PROVISION]                      0
[INTEREST-EXPENSE]			             19740
[INCOME-PRETAX]				             (534158)
[INCOME-TAX]				                      0
[INCOME-CONTINUING]			          (534158)
[DISCONTINUED]				                    0
[EXTRAORDINARY]				                   0
[CHANGES]				                         0
[NET-INCOME]				                (534158)
[EPS-PRIMARY]				                  (.19)
[EPS-DILUTED]				                  (.19)