Form 10QSB
period 1999-05-31
CREATIVE COMPUTER APPLICATIONS INC
filed 1999-07-06
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB



(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,085,090 common shares as of June 28, 1999.

Transitional Small Business Disclosure Format (check one):

		Yes			No	X






CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB



I N D E X



PART I - Financial Information:	PAGE

Condensed Balance Sheets at May 31, 1999
  and August 31, 1998                                          3

Condensed Statements of Operation for the
  three months ended May 31, 1999 and May 31, 1998             4

Condensed Statements of Operation for the
  nine months ended May 31, 1999 and May 31, 1998              5

Condensed Statements of Cash Flows for the
  nine months ended May 31, 1999 and May 31, 1998              6

Notes to Condensed Financial Statements	7

Management's Discussion and Analysis or Plan of Operation      7


PART II - Other Information:

Items 1 through 6                                              10

Signatures                                                     11




CREATIVE COMPUTER APPLICATIONS, INC.


PART 1 - FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS


                                                 May 31,         August 31,
                                                  1999              1998 *
                                               (Unaudited)
                       ASSETS

CURRENT ASSETS:
    Cash                                     $    766,319     $    375,876
    Receivables                                 2,784,765        1,973,601
    Inventories                                   586,867          670,243
    Prepaid expenses and other assets             185,886           79,907
    Deferred tax asset                            466,300          466,300

        TOTAL CURRENT ASSETS                    4,790,137        3,565,927

PROPERTY AND EQUIPMENT, net                       605,221          575,804
INVENTORY OF COMPONENT PARTS                      125,027          156,527
CAPITALIZED SOFTWARE COSTS,
   net of accumulated
   amortization of
   $597,566 and $384,509                        1,230,759        1,128,498
INTANGIBLES, net                                  252,776          302,120
OTHER ASSETS                                       22,692           32,371
DEFERRED TAX ASSET                                844,200          844,200

        TOTAL ASSETS                         $  7,870,812     $  6,605,447

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank (Note 4)           $    359,098     $    611,609
    Accounts payable                              519,526          507,005
    Accrued liabilities:
        Vacation Pay                              169,373          184,305
        Other                                     454,480          344,081
    Deferred service contract income              654,770          754,343
    Deferred revenue                            1,386,086          638,018

        TOTAL CURRENT LIABILITIES               3,543,333        3,039,361

        TOTAL LIABILITIES                       3,543,333        3,039,361

SHAREHOLDERS' EQUITY:
    Preferred shares, no par value;
      500,000 shares authorized;
      no shares outstanding                             -                -
    Common shares, no par value;
      20,000,000 shares authorized;
      3,076,340 and 2,920,740 shares
      outstanding                               5,981,067        5,831,027
    Accumulated deficit                        (1,653,588)      (2,264,941)

        TOTAL SHAREHOLDERS' EQUITY              4,327,479        3,566,086


                                             $  7,870,812     $  6,605,447



See Notes to Financial Statements.


? As presented in the audited financial statements



CREATIVE COMPUTER APPLICATIONS, INC.


CONDENSED STATEMENTS OF OPERATIONS

                                               Three Months Ended May 31
                                                 1999             1998
                                                      (unaudited)

NET SYSTEM SALES AND
  SERVICE REVENUE (Note 3)
    System sales                             $  1,641,849     $    827,561
    Service revenues                              710,774          591,175
                                                2,352,623        1,418,736

COST OF PRODUCTS AND
  SERVICES SOLD
    System sales                                  757,257          700,662
    Service revenue                               392,736          399,242
                                                1,149,993        1,099,904

    Gross profit                                1,202,630          318,832

OPERATING EXPENSES:
    Selling, general
     and administrative                           729,070          612,504

    Research and development                      191,964          165,666

                                                  921,034          778,170

    Operating income (Loss)                       281,596    (     459,338)

INTEREST AND OTHER INCOME                           4,694            1,858

INTEREST EXPENSE                            (       7,268)   (      17,577)

    Income (Loss) before
      taxes on income                             279,022    (     475,057)

TAXES ON INCOME                             (       1,200)               0

NET INCOME (LOSS)                            $    277,822    ($    475,057)

EARNINGS (LOSS) PER
  COMMON SHARE (Note 2):

   Basic                                     $        .09    ($        .16)
   Diluted                                   $        .08    ($        .16)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES AND COMMON STOCK
   EQUIVALENTS OUTSTANDING

   Basic                                        2,978,448        2,912,540
   Diluted                                      3,410,965        2,912,540


See Notes to Financial Statements.




CREATIVE COMPUTER APPLICATIONS, INC.


CONDENSED STATEMENTS OF OPERATIONS

                                                 Nine Months Ended May 31
                                                 1999             1998

                                                      (unaudited)

NET SYSTEM SALES AND
  SERVICE REVENUE (Note 3)
    System sales                             $  4,369,735     $  2,793,677
    Service revenues                            2,090,732        1,719,558
                                                6,460,467        4,513,235

COST OF PRODUCTS AND SERVICES SOLD
    System sales                                2,149,173        2,007,212
    Service revenue                             1,112,804        1,126,099
                                                3,261,977        3,133,311

    Gross profit                                3,198,490        1,379,924

OPERATING EXPENSES:
    Selling, general and administrative         2,026,691        1,853,884

        Research and development                  530,912          486,791

                                                2,557,603        2,340,675

        Operating income (Loss)                   640,887    (     960,751)

INTEREST AND OTHER INCOME                           7,300            3,004

INTEREST EXPENSE                             (     34,435)   (      37,317)

LOSS ON INVESTMENT                                      -    (      14,151)

  Income (Loss) before taxes on income            613,752    (   1,009,215)

TAXES ON INCOME                              (      2,400)               0

NET INCOME (LOSS)                             $   611,352    ($  1,009,215)

EARNINGS (LOSS) PER COMMON
  SHARE (Note 2):
     Basic                                    $       .21    ($        .35)
     Diluted                                  $       .19    ($        .35)

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES AND COMMON STOCK
     EQUIVALENTS OUTSTANDING

     Basic                                      2,939,976        2,894,423
     Diluted                                    3,152,824        2,894,423


See Notes to Financial Statements.



CREATIVE COMPUTER APPLICATIONS, INC.


CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

                                               Nine Months Ended May 31
                                                1999             1998

                                                      (unaudited)

OPERATING ACTIVITIES:
   Net income (Loss)                        $     611,352    ($  1,009,215)
   Adjustments to reconcile net
     income (Loss) to net cash
     provided by (used in) operating
     activities:
        Depreciation and amortization             445,543          369,070
        Provision for possible losses              63,408           22,809
   Changes in operating assets and
    liabilities:
        Receivables                        (      874,572)         133,115
        Inventories                                83,376    (      55,477)
        Prepaid expenses and other assets  (       97,669)   (      14,858)
        Accounts payable                           12,521    (      71,797)
        Accrued liabilities                       743,962          576,904

     Net cash provided by (used in)
      operating activities                        987,921    (      49,449)

INVESTING ACTIVITIES
  Additions to property and equipment      (      179,689)   (     244,064)
  Additions to intangibles                              0    (      49,346)
  Capitalized software costs               (      315,318)   (     298,000)
     Net cash used in investing
       activities                          (      495,007)   (     591,410)

FINANCING ACTIVITIES:
  Additions to (payments on) notes
    payable, net                           (      252,511)         420,533
  Decrease in capital lease obligations,
    net of payments                                     0    (      15,122)
  Exercise of Stock Options                       150,040           69,167
  Net cash provided by (used in)
    financing activities                   (      102,471)         474,578

NET INCREASE (DECREASE) IN CASH                   390,443    (     166,281)

Cash, beginning of period                         375,876          534,430

Cash, end of period                         $     766,319     $    368,149

See notes to financial statements.



CREATIVE COMPUTER APPLICATIONS, INC.


NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 1999 and August 31, 1998, the results of its operations for the three months and nine months ended May 31, 1999 and 1998, and cash flows for the nine months ended
        May 31, 1999 and May 31, 1998.


Note 2. The Company adopted SFAS No. 128, "Earnings Per
        Share,". SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants; to issue common stock were exercised or converted into common stock. For the nine months ended May 31, 1998, the Company did not include any potential diluted shares as inclusion would be anti-dilutive.


Note 3.	The Company elected early adoption of Statement of
        Position 97-2, "Software Revenue Recognition",
        ("SOP 97-2") and initially recorded the impact of the adoption in the Company's Statements of Operations for the three months and six months ended February 28, 1998. SOP 97-2 supersedes SOP
        91-1 regarding software revenue recognition.  SOP
        97-2 required the Company to change the method of recognizing revenue on software sales and related services, in accordance with SOP 97-2. The SOP requires companies to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed and determinable, and (iv) collectability is probable. The SOP also requires companies to allocate the fee on a multiple element contract between the various elements based on vendor-specific objective evidence of fair value.


Note 4. The Company's bank line of credit as of May 31, 1999 amounted to approximately $700,000, of that amount $359,098 was outstanding as of that date.
        The Company was in compliance with all covenants and financial ratios required by its bank as of May 31, 1999. The Company extended its line of credit with the bank, which is now due on February 1, 2000.


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

	SOP 97-2 requires that the Company modify its revenue recognition policies on a going forward basis and no restatement of prior periods is required. The change in accounting method brought about by SOP 97-2 primarily affects reporting of revenues from the sale of the Company's CIS products and related data acquisition products bundled into CIS transactions. All other components of the Company's business from which it derives revenues were already compliant with the provisions of SOP 97-2. Under the SOP 97-2 guidelines, revenues from the sale of the Company's CIS products are recognized as hardware and standard software are delivered to a customer; custom software, such as interfaces to other vendors systems, is recognized when delivered and operational, and revenues associated with the installation and implementation of systems are recognized as the services are performed. Other provisions of the SOP that require, among other things, a defined contract and definitive sales price have been met by the Company's internal sales policies that were already in place for many years.

	Sales for the third quarter of fiscal 1999 ended May 31, 1999 increased by $933,887 or 66% compared to the same quarter of fiscal 1998. For the nine-month period ended May 31, 1999 sales increased $1,947,232 or 43% compared to the same period in fiscal 1998. When analyzed by product category for the quarter and nine month periods, sales of Clinical Information Systems (CIS) increased $679,197 or 95% and $1,197,754 or 52% respectively, sales of data acquisition products increased $135,090 or 122% and $378,304 or 81% respectively, and service revenues increased by $119,599 or 20% and $371,174 or 22% respectively. The increase in revenues associated with the Company's CIS products was primarily attributable to an increase in CIS sales in third quarter of fiscal 1999. The increase in the sale of data acquisition products is primarily attributable to a larger number of units shipped to OEM customers, and the increase of CIS sales. The increase in service revenues was attributable to a greater number of customer sites on contract. The Company has experienced an increase in sales of its CIS products and has won larger contracts that have contributed to the overall increase in sales. Management believes this trend will continue in the fourth quarter of the current fiscal year and the first quarter of fiscal 2000.

	Cost of sales for the third quarter and nine month period ended May 31, 1999 increased by $50,089 or 5% and increased by $128,666 or 4% respectively as compared to the same quarter and nine month period of 1998. For the quarter and nine month period the increase in costs of sales was primarily attributable to the increase in material costs of $42,843 or 16% and $219,030 or 32%, respectively, which was partially offset by a decrease in labor costs of $23,361 or 5% and $80,648 or 6% respectively, and increases in other costs of $30,607 or 8% and decrease of $9,716 or .01% respectively. The overall increases in material costs were attributable to an increase in CIS sales during the periods. For the current quarter and nine month period ended May 31, 1999, cost of sales as a percentage of sales decreased to 49% from 78% and decreased to 50% from 69% respectively. These decreases were attributable to a higher volume of CIS product sales and service revenues. In addition, the Company booked several software only transactions which contributed to higher gross margins.

	Selling and administration expenses increased $116,566 or about 19% and $172,807 or 9% in comparing the current quarter and nine months ended May 31, 1999 with the same periods of fiscal 1998. The increase was primarily attributable to planned expenditures in sales and marketing associated with the Company's CIS products. Management anticipates the increased level of sales and marketing expenditures to continue in the last quarter of fiscal 1999 as the Company expands its sales and marketing activities related to the sale of its CIS products across a broader market spectrum.

	Research and Development expense increased $26,298 or 16% and $44,121 or 9% for the current quarter and nine months ending May 31, 1999 compared to the same periods of fiscal 1998. The increases were primarily attributable to a greater amount of labor costs incurred in the current periods due to a number of new software products in development.

	As a result of the aggregate factors discussed above the Company earned net income of $277,822 or basic and diluted net income per share of $.09 and $.08 respectively, and $611,352 or basic and diluted net income per share of $.21 and $.19 respectively, for the current quarter and nine month period ending May 31, 1999 compared to the net losses of $475,057 or basic and diluted loss per share of $.16 and a net loss of $1,009,215 or basic and diluted loss per share of $.35 in the comparable quarter and nine month period one year ago.


Capital Resources and Liquidity

        As of May 31, 1999, the Company's working capital amounted to $1,246,804 compared to $526,566 at August 31, 1998. The ratio of the Company's current assets to current liabilities was approximately 1.4 to 1 at May 31, 1999 compared to 1.2 to 1 at August 31, 1998.

        The Company's Balance Sheet has been affected by the inclusion of deferred revenues as a current liability which affects working capital ratios, that resulted from the adoption of SOP 97-2.

        The Company's bank line of credit as of May 31, 1999 amounted to approximately $700,000, of that amount $359,098 was outstanding as of that date. The Company was in compliance with all covenants and financial ratios required by its bank as of May 31, 1999. The Company extended its line of credit with the bank, which is now due on February 1, 2000.

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


Clinical Information Systems

	The Company has been engaged in evaluating and modifying its CIS products for sometime and has completed core modifications and testing for Year 2000 changes to CyberLAB II(Registered Trademark). The Company has distributed the Year 2000 compliant software upgrades to its clients. CyberRAD(Registered Trademark) and MQA were designed to be Year 2000 compliant. CyberMED(Trademark) is currently being modified and it is expected that the modifications and testing will be completed by July 1999. Subsequently the modified CyberMED(Trademark) upgrade will be distributed to clients. Modifications were also completed to the financial management system, and have been distributed. The Company is also evaluating communication interfaces it has installed in order to determine in each individual case, whether the software is Year 2000 compliant, and will undertake such modifications as are deemed to be necessary to be compliant. The Company believes it is timely and on schedule in its efforts to effectuate the modifications, testing and upgrade of its developed software applications to its clients. Management is cognizant of the fact that the timeliness of the completion and distribution of Year 2000 modifications are critical to the success of the Company.

As part of the Company's Year 2000 due diligence efforts it evaluated all of the information technology products that it resold to its clients, that are manufactured by third party vendors. This information and the manufacturers own Year 2000 compliance programs have been fully disclosed to the Company's clients.

        It has been determined that many of the Company's clients require upgrades to their computers and/or operating systems, in order to operate the upgraded application software and otherwise be Year 2000 compliant. The Company has been conducting a review of its client installations in order to determine their status and to advise clients as to what modifications should be undertaken. The Company's extended service agreements require that the client be responsible for the cost of any upgrades to their computers that may be required to operate upgraded or modified application software. Therefore the Company does not expect to bear the costs associated with this effort and instead will derive revenues from the upgrades which it expects to complete during the next six months. The Company has identified the modifications and/or upgrades required by the vendors and is assisting its clients in securing the necessary modifications and/or upgrades. As a follow up, the Company has sent a Year 2000 technical document to all it's clients, and posted the information on its web site to assist its clients in their evaluations, at www.ccainc.com.


In House Systems and Computers

	The Company continues to conduct a review of the computers, systems and software that it utilizes internally to operate its business. It was previously determined that some systems such as its accounting and voice mail systems needed to be replaced since they were not modifiable. However, such systems were already due to be replaced because they are no longer adequate and are not being supported by their manufacturers. Such replacements have been completed as of June 18, 1999. Other systems supported by their manufacturers will be upgraded in the normal course with Year 2000 modifications on a timely basis. Although the Company had to bear the cost of replacing non-compliant systems, as anticipated, the aggregate expenditures were not of a material nature. The cost of such replacements so far is estimated at approximately $60,000.


PART II - OTHER INFORMATION


Items 1 through 5.  NOT APPLICABLE.


Item 6.	Exhibits and Reports on Forms 8-K

        (a) Exhibit 11 - Statement re: computation of per share earnings.

        Exhibit 27 - Financial Data Schedule.

        (b) There were no reports filed on Form 8-K during the quarter ended May 31, 1999.



CREATIVE COMPUTER APPLICATIONS, INC.


SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CREATIVE COMPUTER APPLICATIONS, INC.
(Company)




Date:   June 30 , 1999          /S/  Steven M. Besbeck
				Steven. M. Besbeck, President
				Chief Executive Officer, Chief
				Financial Officer




Date:   June 30 , 1999          /S/  Carol Bessel
				Carol Bessel
                                Controller and Chief Accounting
                                Officer




CREATIVE COMPUTER APPLICATIONS, INC.


COMPUTATION OF EARNINGS PER COMMON SHARE

Exhibit 11



                          Nine Months Ended           Three Months Ended
                               May 31,                      May 31,

                         1999          1998            1999        1998


AVERAGE MARKET
  PRICE PER SHARE     $     1.30    $     1.57      $     2.10   $     1.39


NET INCOME (LOSS)     $  611,352   ($1,009,215)     $  277,822  ($  475,057)


Basic weighted
  average number of
  common shares
  outstanding          2,939,976     2,894,423       2,978,448    2,912,540

Diluted effect of
  stock options          212,848             -         432,517            -

Diluted weighted
  average number of
  common shares
  outstanding          3,152,824     2,894,423       3,410,965    2,912,540

Basic earnings
  (loss) per share    $      .21   ($      .35)    $       .09  ($      .16)

Diluted earnings
  (loss) per share    $      .19   ($      .35)    $       .08  ($      .16)



[ARTICLE]                          5
[RESTATED]

[PERIOD-TYPE]		                   	9-MOS
[FISCAL-YEAR-END]            AUG-31-1998
[PERIOD-END]		      	        MAY-31-1998
[CASH]					                       368149
[SECURITIES]				                       0
[RECEIVABLES]				                1777761
[ALLOWANCES]				                       0
[INVENTORY]				                   731272
[CURRENT-ASSETS]                 3407109
[PP&E]					                      1903483
[DEPRECIATION]				               1240835
[TOTAL-ASSETS]				               6058550
[CURRENT-LIABILITIES]			         2840392
[BONDS]					                           0
[PREFERRED-MANDATORY]	     		          0
[PREFERRED]		     		                   0
[COMMON]                         5821802
[OTHER-SE]		                		  (2625253)
[TOTAL-LIABILITY-AND-EQUITY]		   6058550
[SALES]				                    	 4513235
<TOTAL REVENUES>                 4516239
[CGS]					                       3133311
[TOTAL-COSTS]				                5473986
[OTHER-EXPENSES]                   14151
[LOSS-PROVISION]                       0
[INTEREST-EXPENSE]			              37317
[INCOME-PRETAX]			             	(1009215)
[INCOME-TAX]				                       0
[INCOME-CONTINUING]		          	(1009215)
[DISCONTINUED]				                     0
[EXTRAORDINARY]				                    0
[CHANGES]				                          0
[NET-INCOME]			                	(1009215)
[EPS-BASIC]				                   (.35)
[EPS-DILUTED]				                   (.35)

CREATIVE COMPUTER APPLICATIONS, INC.