Form 10KSB
period 1999-08-31
CREATIVE COMPUTER APPLICATIONS INC
filed 1999-11-22
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 1999.

OR
[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to _______________

Commission file number 0-12551


CREATIVE COMPUTER APPLICATIONS, INC.
(Name of Small Business Issuer in its charter)

California                                95-3353465
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)        Identification No.)

26115-A Mureau Road, Calabasas, California,  91302
(Address of principal executive offices)   (Zip Code)

Issuer's telephone number:  (818) 880-6700

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
		Yes  X 		No  __

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-
KSB.							[ X ]

Issuer's revenues for its most recent fiscal year ended August 31, 1999 were $8,901,044.

As of November 16, 1999, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately
$5,400,000.

As of November 16, 1999, the Company had 3,130,925 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11 and 12 of Part III of this report are hereby incorporated by reference from the Company's Fiscal 2000 Definitive Proxy Statement which will be filed within 120 days of the end of the Company's fiscal year.

Transitional Small Business Disclosure (check one):
		Yes  __		No  X



PART I


Item 1.  Business.

	The following report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.


Business Description

        Creative Computer Applications, Inc. (CCA or the Company) develops, assembles, markets, installs, and services computer based Clinical Information Systems for use in hospitals, clinics, reference laboratories, and other healthcare institutions. Clinical information is data that is gathered concerning each individual patient's health condition, diagnosis, and treatment that is used by doctors, nurses and other healthcare providers. CCA's products are used to provide automation of information that facilitates the operation of clinical departments and allows the rapid recording and processing of information that can be communicated, documented, and delivered to healthcare providers. Currently, CCA markets a Laboratory Information System under the name CyberLAB II(Registered), a Pharmacy Information System under the name of CyberMED(Trademark), a Radiology Information System under the name CyberRAD(Registered) and other related application modules. Additional application software products are in development or are planned to be developed in the future. The Company is also actively seeking to license or acquire other synergistic software products and operating businesses to add to its expanding product and service activities. The Company operates in a single industry segment. The general offices and operational headquarters are located at 26115-A Mureau Road, Calabasas, CA 91302. The telephone number is 818/880-6700.

        The Company's business consists of three operational areas:
(1) Clinical Information Systems products, (2) service of its client's installations, and (3) data acquisition products. Product lines consist of Laboratory Information Systems, Pharmacy Information Systems, Radiology Information Systems, Mammography Reporting and Tracking Systems, and Data Acquisition products. The Company sells its products and systems directly through its own sales force and through joint marketing relations with other companies.


History and Business Development

        Since its inception as a California corporation in 1978, the Company has been primarily engaged in the development, manufacture, and service of Clinical Information Systems that automate the collection and management of patient clinical data for the healthcare industry.

        Upon its formation, the Company initially designed and assembled custom data interfaces for various customers to use with specific automated and semi-automated testing devices. By January 1982, the Company had expanded its initial prototype data interface and data entry console products into a line of off-the-shelf interfaces for a wide variety of clinical instrumentation. Subsequently, the Company transformed this technology into turnkey information processing and Clinical Information Systems (CIS). As of August 31, 1999, the Company supported approximately 500 active application installations that are used in over 400 client sites.

        The percentage of the Company's net sales attributable to the sale, licensure, and implementation of Clinical Information Systems, including data acquisition product sales, accounted for approximately 69% of total revenues in fiscal 1999, 64% in fiscal 1998, and 70% in fiscal 1997. Management believes that the percentage of the Company's net sales attributable to its sales of Clinical Information Systems activities will continue at a similar rate in fiscal 2000 as in the current fiscal year.

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

        The Company has pursued a diversification plan since 1992 through acquisition and new product development to expand the Company's business to encompass other products that could service other clinical departments in hospitals and multi-specialty clinics. The Company has successfully pursued this program and during fiscal 1998 acquired MQA, a mammography reporting and tracking system, and completed enhancements and new modules to its Clinical Information System products. In addition, the Company has developed a Web-server based clinical system that provides access to its existing products so that physicians and nurses can easily utilize them from virtually anywhere in the world.

        In accordance with its diversification plan the Company announced in September 1999 that it formed a new wholly owned subsidiary, Xymed.com, that will be developed as an Application Service Provider (ASP) and a provider of data center outsourcing services.

        Xymed.com will offer the Company's clinical information systems products to clients via private dedicated wide area networks and over the Internet. As an ASP, Xymed.com will provide software-based services to clients on a fee for service basis, which will eliminate a good portion of the hardware costs for servers and related equipment. Clients will make no capital outlays for servers or software but will instead pay a monthly fee for the services. In addition, Xymed.com's staff at the Company's data center will perform the operational information technology functions normally associated with an installation.

        The formation of Xymed.com as an ASP is a logical evolution of the Company's web strategy and is in response to inquiries by existing and potential clients that want to reduce their information technology expenses while extending their clinical information to a broader constituency. The Company intends to begin offering services as early as the first calendar quarter of 2000 after the completion of a beta test. Xymed.com was formed to solely focus on providing application services and outsourcing and may be independently capitalized in order to pursue it's business strategy.

        The Company's fiscal 1999 revenues and earnings showed a marked increase over its 1998 fiscal year which had resulted in a loss primarily attributable to the adoption of a new accounting method, SOP 97-2. In October 1997 the American Institute of Certified Public Accountants issued Statement of Position (SOP 97-
2), Software Revenue Recognition, which became effective for fiscal years beginning after December 15, 1997 although earlier adoption was recommended. The provisions of the new SOP necessitated significant modifications in the way companies structure software transactions and report revenues from those activities. Under the SOP 97-2 guidelines, revenues from the sale of the Company's CIS products are recognized as hardware and standard software are delivered to a client, custom software such as interfaces to other vendors systems are recognized when delivered and operational, and revenues associated with the installation and implementation of systems are recognized as the services are performed. Because of the substantial nature of the accounting changes, the Company decided to adopt SOP 97-2 in mid year rather than wait until the beginning of its 1999 fiscal year. The Company's results of operations for fiscal 1998 resulted in a reduction of revenues and in operating losses. The Company's results of operations for its 1999 fiscal year were not significantly impacted by the adoption of SOP 97-2 since most of the impact was experienced in fiscal 1998. The Company was profitable in each of its quarters in fiscal 1999.


Clinical Information Systems

        For clinical laboratories, the Company has integrated its software applications and data acquisition technology into Laboratory Information Systems, which are sold under its tradename CyberLAB II(Registered). The Company offers systems on Compaq(Registered) and IBM(Registered) computers and licenses its application software to end users that may have their own computers. Extensive applications for a wide variety of laboratory testing, compliance, and quality control procedures, including hematology, immunology, chemistry, microbiology, drug testing, toxicology, urinalysis, blood bank, and cytology testing, are available with the Company's systems. File management, data base management, bedside specimen collections, remote communications, and financial management, including billing and accounts receivable options, are also available.

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

        CyberLAB II(Registered) as well as CyberMED(Trademark) and CyberRAD(Registered) operate under UNIX and are sold independently or as an integrated turnkey system and may be networked together or become part of an enterprise-wide network. In fiscal 1999, the Company developed many new features, and enhancements to CyberLAB II(Registered). The Company also continued to make enhancements to a new anatomical pathology system that can be used as a stand-alone or integrated with CYBERLAB II(Registered) and a Web-server that provides access to its applications via Internet or Intranet. CyberLAB II(Registered) is Year 2000 compliant.

        The Company's Pharmacy Information Systems, which are sold under the trademark CyberMED(Trademark), integrate inpatient, outpatient and long term care applications into a highly integrated software product. CyberMED(Trademark) integrates unit dose, IVPB/TPN, controlled substances, floor stock, inventory control, and kinetics functions. It performs labor intensive operations such as patient profiling, medication administration reporting, drug inventory control, drug interactions, and patient billing. An optional purchasing module can electronically place orders with suppliers and determine the fastest moving drugs, as well as track drug usage and costs. CyberMED(Trademark) supports several third party data base services for integrated drug interactions, pricing, and patient informational disclosures that are required by regulation. CyberMED(Trademark) is Year 2000 compliant.

        CyberRAD(Registered), the Company's Radiology Information System, is also hybrid in its design that allows its employment in inpatient and outpatient settings. Applications include extensive scheduling, reporting, film tracking, transcription and clinical functionality. MQA, a mammography reporting and tracking system acquired by the Company during fiscal 1998 has been integrated into
CyberRAD(Registered).   MQA can also be sold as a stand-alone
system, and meets FDA guidelines for Mammography Quality Assurance. CyberRAD(Registered) and MQA are Year 2000 compliant.

        The Company's Clinical Information Systems support extensive communication capabilities to both Hospital Information Systems and Clinical Information Systems for which the Company has developed over one-hundred system to system communication interfaces for a variety of settings. The Company's Clinical Information Systems support networking capabilities and are employed in many settings that consist of multiple sites. In addition, different types of enterprises such as hospital and affiliated outpatient clinics can use the Company's systems to integrate their activities together. The communication interfaces often support bi-directional data communications whereby demographic and test order requests are transmitted to the Clinical Information Systems and, in turn, billing information and test results are re-transmitted to the host system. The Company's Clinical Information Systems support their own order communications and test results subsystems that have been employed in other accounts that have relied on the Clinical Information System's communications capabilities. Management believes that communications to other systems allowing connectivity between clinical systems such as CyberLAB II(Registered), CyberMED(Trademark), and CyberRAD(Registered), and administrative information systems are very important functional requirements in the marketability of its products. The Company has focused considerable attention on the communication, networking, and connectivity capabilities of its products and plans to further develop these capabilities as opportunities present themselves.

	The Company has developed standard seamless integration and network connectivity for all its products through user selected network topologies (Ethernet, Token Ring), network protocols (TCP/IP, IPX/SPX), and network operating systems (Novell(Registered), LAN Manager(Registered), and Microsoft NT(Registered)). Although each application has been carefully configured to operate as a stand-alone product, all can be operated as an integrated package, residing on a shared platform or network, thereby eliminating the need for multiple interfaces, duplicate information handling, and their associated costs. During fiscal years 1999 and 1998 the Company continued the development of enhancements to CyberLINK(Registered) a software integration and communications module that integrates all of its own clinical applications and provides a single communications gateway to or from other vendors' software products.

        The Company has designed its products to incorporate open systems architecture and to conform to computer industry standards, which enable them to be more easily integrated with other vendor's products. Healthcare industry standards including health level seven (HL7) and ASTM are employed throughout the Company's software products. All of the Company's application products are Year 2000 compliant. In addition, the Company designed the Year 2000 changes so they are backward compatible, thereby providing a simple upgrade path for its installed base of clients. The work associated with the conversion to Year 2000 compliance has not posed a significant investment for the company other than the allocation of staff resources. Although the conversion may have delayed or postponed other projects, it has not had, nor is it expected to have, a material adverse effect on the Company's business.

        The Company's Clinical Information Systems operate under various versions of UNIX, which has been a defacto standard in healthcare where most competitive companies also have standardized on UNIX. As a result of popular trends throughout the information technology marketplace Microsoft NT(registered)is becoming more popular. The Company has the ability to operate its Clinical Information Systems under NT and is in the process of porting its applications to that environment. In addition, the Company began migrating its systems to a client-server format that it has termed Incremental Client
Server Architecture(Trademark) (ICSA). ICSA allows a mixture of both character and graphical user workstations on the same platform. Because many clinical departments do not lend themselves to a true graphical user applications, a mix and match approach under ICSA provides this capability. In addition, healthcare users are under tight budgetary controls and consequently by employing ICSA they can "incrementally" apply thin client-server technology where applicable without replacing all their existing equipment.


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

        The Company's data acquisition products are designed to be compatible with virtually all currently available computer systems and are designed for installation by persons without technical skills or training. Management believes that the Company currently markets the widest line of data acquisition products designed for use by biomedical laboratories. As of August 31, 1999, the Company had sold more than 12,000 of its data acquisition products in the United States and abroad. All of the Company's data acquisition products are Year 2000 compliant.

        The Company currently sells over 500 different interface configurations for use with a wide variety of automated biomedical testing devices. The Company also develops new data interfaces, upon request, for products introduced into the market.

        The Company also sells a product to collect data at the patient's bedside known as CyberMATE(Registered), a hand-held computer which permits phlebotomists to download specimen collection orders from CyberLAB II(Registered) into a battery operated hand-held computer, make their rounds based upon information displayed on CyberMATE's(Registered) screen, and update collection status information as they collect specimens. The updated status information is uploaded into CyberLAB II(Registered) via a system communication/battery charging device.


Service

        The Company provides comprehensive services to its installed base of system clients through its own service organization, and provides extensive training and implementation of its systems. The Company offers both software support services through a twenty-four (24) hour "hotline" and field service for hardware repair. In some instances the Company relies on third parties to service hardware components that it sells, especially in the case of computers supplied by IBM(Registered). The Company services its own data acquisition products and related software, including peripherals used as part of its CIS products, under service contracts offered to end users. The Company's long-term inventory requirements for its service and repair business are significant because it must retain a loaner pool of components used to service its client base.

        The Company's post implementation service revenues for fiscal 1999 increased by approximately 19% from the previous fiscal year and they are expected to continue to grow as the installed base of system clients grows. More than 95% of the Company's clients are under service contracts. The Company believes that the ability to offer comprehensive services to its clients is a competitive advantage and solidifies a long-term relationship with its client accounts. The recurring revenue stream associated with this activity is a significant part of the Company's business. The ability to offer long term service often leads to add-on sales opportunities for peripheral components, data acquisition products and upgrades to newer computers and software applications. In addition, the quality of service is an important aspect of the end users buying decision when making a system selection, therefore the Company is constantly fine tuning the services it provides and its service organization as part of its marketing plan.

	During fiscal 1996 the Company began an extensive project to install a help desk/service support system to automate the Company's service activities. During the last three fiscal years the system was integrated throughout the Company on a wide area network and linked its California and Colorado facilities and its field personnel. To date, approximately $500,000 has been expended for the project. The Company has begun to employ a "virtual company" concept by linking outside personnel via the Internet directly into its own internal network. A number of Company employees who are engaged in technical and service related activities tele-commute through this venue. All of the Company's service and support systems are Year 2000 compliant.

	The Company believes that the service of its clients is of utmost importance to its long-term success and business strategy. Accordingly a great deal of emphasis is placed on continuing to upgrade the service organization and expanding the services that the company offers. As part of this effort the Company routinely surveys its clients in an effort to obtain a "report card" on how the service organization performs. With this mechanism the Company tunes its service organization to better address its clients requirements. During fiscal 1999 the Company recruited several new personnel to augment its technical services, software support, and implementation staff. The Company also anticipates adding additional support and implementation personnel during fiscal 2000. The Company has also expanded its professional service activities, which include networking, communications, and systems integration.


Significant Contracts and Programs

        The Company entered into a contract in November 1989 with Laboratory Corporation of America (LCA) formerly, Roche Biomedical Laboratories, Inc., a subsidiary of Hoffman La Roche, Inc., to provide LCA with custom software applications and the Company's data acquisition products for use in LCA's laboratory facilities throughout the United States. As of August 31, 1999 the Company had approximately 150 departmental results processing systems and over 500 of its data acquisition products in twenty-five LCA laboratories. Development of further software applications continues and management anticipates that LCA will acquire several more data acquisition products in fiscal 2000. In addition, the Company assisted LCA in upgrading their departmental results processing systems for Year 2000 compliance.

        In June 1998 the Company entered into a 3 year preferred vendor agreement with PhyCor, Inc. to provide that company with CyberLAB II(Registered) laboratory information systems. PhyCor based in Nashville, TN. is a physician practice management company that operates approximately 60 large multi-specialty clinics and manages independent practice associations. The Company currently has eight CyberLAB II(Registered) installations within PhyCor clinics and is in the process of working with several PhyCor affiliates who have selected the Company's products. The Company's knowledge of multi-specialty clinics' specialized needs has enabled it to develop state of the art applications that address PhyCor's unique requirements. In addition, the Company offers an array of operational, reporting and Internet connectivity solutions that facilitate the clinics clinical and compliance related activities.

        In May 1999 the Company announced that it had been awarded a contract with The University of California, San Diego Medical Center to provide its CyberLAB ll(Registered) laboratory information system. The contract calls for the Company to provide an enterprise wide LIS that will link the clinical laboratories that serve UCSD Medical Center and its other affiliated entities. This is the largest single teaching hospital LIS installation that the Company has undertaken. UCSD Medical Center began live operation of CyberLAB II(Registered) on November 11, 1999.

        In July 1999 the Company was awarded a contract with West Florida Medical Center Clinic for the provision of its CyberRAD(Registered) radiology information system as the core information system element in the clinic's multi-million dollar expansion program for its diagnostic imaging activities. West Florida is comprised of 8 separate imaging centers; all of which will access a central database, fully utilizing CyberRAD(Registered)'s multi-site client/server architecture. CyberRAD(Registered) will be central to directing the information flow to and from digital radiography, the PACs system, mammography imaging, and the electronic medical record. The system is currently undergoing implementation and training.

	In November 1998 the Company entered into an agreement with Net Care Health Systems Inc., of Nashville TN to provide Net Care hospitals with the Company's CIS products. Net Care operates for profit hospitals primarily in the southeastern region of the US. As of this date five Net Care facilities have been implemented with various CIS products and three others are awaiting implementation.

        As part of its overall marketing strategy the Company is pursuing a number of other strategic relationships with organizations that operate multiple entity enterprises where the Company may have the opportunity to offer its array of products and services to the group.

        During the 1999 fiscal year, there were no contracts or programs that generated over 10% of the Company's net sales.


Product Development

        The market for the Company's products is characterized by rapid and significant technological change. The Company's ability to compete in the market and to operate successfully depends in part on its ability to react to such change. During the Company's 1999, 1998 and 1997 fiscal years, amounts (inclusive of capitalized software) equal to approximately 13%, 16%, and 14%, respectively, of the Company's net sales were expended for research and development. The percentage decrease in fiscal 1999 was attributable to the increase in sales and the related comparison. Net research and development expenditures actually increased for fiscal 1999. The Company continues to expend a significant amount of resources for the development of new products, and for the development of additional enhancements to existing products.

        The Company has planned product development projects over the next three years that include additional enhancements to the anatomical pathology system, a data warehouse for all its systems, and a clinical work station that will include system-wide order communications, inquiry and decision support. The Company continues to develop enhancements to its Web-server that provides for orders and inquiry via standard Internet browsers into the Company's clinical applications. In addition, the Company has designed an Incremental Client Server Architecture that allows for the migration of the Company's existing application products to a client server environment. At the same time, graphical user interfaces are being incorporated into the Company's clinical applications.

        Research and development expenditures net of capitalized software amounted to approximately $722,000 in fiscal 1999, $671,000 in fiscal 1998, and $570,000 in fiscal 1997. Such expenditures were attributable to systems development, including the development of new Laboratory, Radiology, and Pharmacy Information Systems applications, and enhancements to those products. The Company's applications are compiled under Microfocus COBOL that provides a standard code structure for the system applications while other imbedded process code is written in C. By employing Microfocus' run-time modules for UNIX, the Company has been able to port to a variety of hardware platforms with ease. The Company has successfully ported its software applications from Compaq(Registered) to IBM(Registered) RISC 6000 Systems, and to Hewlett Packard(Registered) HP 9000 RISC Systems. This portability capability has allowed the Company to become "platform independent" in vending its software products where some customers may be predisposed to certain hardware brands. The Company at present is porting its applications to Microsoft NT(registered) and intends to offer its products on both UNIX and NT platforms in the future.
All of the Company's products are open data base compliant (ODBC) and the data structures support the use of standard query language
(SQL) report generators for a wide range of reporting capabilities.


Distribution and Marketing

        From its inception, the Company has sold its products and systems directly to the healthcare industry through its own sales and marketing personnel, as well as indirectly through original equipment manufacturers ("OEM's") and through joint marketing relations with other companies. The Company markets all its products throughout the United States, Canada and the Caribbean. At present, the Company's direct field sales force consists of five salespersons. In addition, the Company's management and eight technical specialists assist in sales activities. Management anticipates that a marketing communications manager will be added to the Company's sales and marketing department in fiscal 2000.

        During fiscal 1999 the Company commenced new promotional activities targeting larger potential clients with some success. The Company promotes its products by attending industry trade meetings at national and regional levels. Because of the opportunity to meet larger audiences at such meetings the Company intends to increase the number of meetings it will attend in fiscal 2000. The Company also markets an upgrade program in order to help customers upgrade their existing systems. In addition, the Company has formed informal joint marketing arrangements with other companies that have compatible products and services, which has increased sales penetration in the marketplace.

        Historically, the Company established user groups in order to encourage users of its Clinical Information Systems to participate in helping the Company to better serve its clients. The focus of the user groups is to encourage open group communications with the Company about a range of subjects, including service and support and new product enhancements. During fiscal 1997 the user groups were reorganized and consolidated into a single national symposium. Since the Company has experienced success in vending multiple products to its clients the national symposium proves to be a good forum to discuss general topics, such as the Company's strategy and product direction, and provides an opportunity to focus on specific application issues in breakout sessions. The Company also schedules free advanced training courses prior to the symposium that have had considerable attendance by its clients.

        The Company also publishes newsletters and articles, which are intended to expand communication with existing and potential clients. During fiscal 1999, the Company invested in new collateral materials, including new product marketing literature, and enhancements to its Web page.

        The Company has OEM contracts to sell its products to a number of vendors of hospital Laboratory Information Systems and analytical instrumentation, including HBOC and Columbia Health Care.

        During the fiscal year ended August 31, 1999, prices received by the Company for its Clinical Information Systems with application and operating system software ranged from approximately $90,000 to over $800,000. The sales price varies depending on the type of system purchased and the configuration of hardware and related software ordered by the customer.


Competition

        The Company has significant competition in the Clinical Information Systems business from several competitors, many of whom are larger concerns that may offer a wider array of products in addition to competitive clinical applications. Management believes, however, that few competing Laboratory Information Systems offer the Company's hybrid multi-site capabilities, variety of data interfaces, add-on capability and flexibility that allows the systems to be user definable so that they can be employed in different types of settings. The multi-site and multi-disciplinary or hybrid nature of the Company's products are a strong selling point. The Company has also received very good references about its service organization and the ability to respond to clients needs on a timely and cost effective basis. Most of the Company's competitors have designed their products for the hospital environment; therefore, they are not as flexible and are less suitable for other types of operations. With respect to its Pharmacy Information Systems, the Company believes it is competitive because of CyberMED's(Trademark) robust features, flexibility, and integrated outpatient, inpatient, and long term care functionality.

        The Company has made a concerted effort to emphasize the sale of software and de-emphasize the sale of hardware, which is less profitable. Accordingly the Company often times installs its software applications in customers sites on existing hardware or in conjunction with other vendor's applications. This has led to better margins and more market opportunities.

        The principal competitive factors in the Company's business are technological competence, diversity of product line, price and performance characteristics, product quality, capability and reliability, marketing and distribution networks, service and support, ability to attract and retain trained technical employees and business reputation. The Company believes that it has competitive advantages in many of these areas. During fiscal 1999 the Company sold 68 system applications to 55 clients.


Manufacturing and Suppliers

        The Company has utilized computers manufactured by several suppliers for its Clinical Information Systems in the past and currently uses computers manufactured by Compaq(Registered), and IBM(Registered). Management believes that other computers, which can be used in the Company's systems, are readily available from several suppliers. The Company has entered into an agreement with Compaq(Registered) as a sub-dealer and with IBM(Registered) as an industry re-seller. These arrangements provide for volume purchase discounts, cooperative marketing programs, the sub-licensure of certain software and technical assistance.

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

        The Company currently carries an aggregate of $4,000,000 in product liability insurance. Management believes that this amount of insurance is adequate to cover its risks. To further mitigate its risks, the Company's standard hardware sales/software license agreement as well as its service agreement expressly limits its liabilities and the warranties of its products and services in accordance with accepted provisions of the uniform commercial code as adopted in most states.


Copyrights, Patents and Trade Secrets

        The Company does not hold any patents protecting its proprietary technology. The Company has relied on design copyrights for its hardware and has copyrighted the designs of its proprietary components and software. Patent or copyright protection may not be available for many of the Company's products. A portion of the Company's proprietary technology is in the form of software. The Company has relied primarily on copyright and trade secret protection of its software. Management believes that its business is more dependent upon marketing, service, and know-how than patent or copyright protection. The Company has trademarks for CyberLAB(Registered), CyberMED(Trademark), CyberRAD(Registered),
CyberTERM(Registered), CyberLINK(Registered) and
CyberMATE(Registered), and has applied to register its trademarks on several of its other trade names. The Company has retained special intellectual property counsel to advise management on the appropriate course to pursue with respect to these issues.


Governmental Regulation

        The Federal Food, Drug and Cosmetic Act, more commonly known for its regulation of interstate commerce in drugs, was amended by the "Medical Device Amendments of 1976" (the "Amendments") to cover devices used in medical practice. These include instruments and reagents used in biomedical laboratory testing. In 1987 the FDA first classified a number of clinical software products as medical devices, but exempted most of them from routine regulations. Subsequently the FDA amended the policy and made the exemptions inapplicable to manufacturers of devices intended for use in blood banks. As a result of more recent pronouncements by the FDA and the decision by the Company to develop a blood bank module to its CyberLAB II(Registered) LIS, the Company undertook the filing of a pre-market notification (510K), which was submitted in March 1996. The Company received a review letter from the FDA regarding its 510K submission and because of timing issues withdrew its submission. The Company is currently planning a resubmission of its 510K pending the completion of certain data relative to outstanding issues highlighted by the FDA in their review.

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

        To the Company's knowledge, the FDA is currently in the process of reevaluating its rules relevant to computer products used in connection with medical devices and software used in clinical applications. No assurance can be given that the Company's current or new products developed by the Company will not be subject to the provisions of the Amendments and implementing rules. The Company has retained special counsel to advise it in such matters. The likelihood of such changes and their effect on the business of the Company cannot be ascertained. If the FDA were to determine that additional provisions should apply to all or some of the Company's products, it is uncertain whether compliance with such interpretation would have a material adverse effect on the Company.

        In general, the Company and its products are subject to direct governmental regulations applicable to manufacturers, including those regulations promulgated under the Occupational Safety and Health Act and by the Environmental Protection Agency. The Company's customers, however, are subject to significant regulation by the Food and Drug Administration, the Healthcare Financing Administration, the Health and Human Services Administration and by state and local governmental authorities. Such regulations require the Company to comply with certain requirements in order to sell its systems and are a major focus of its development efforts in order to maintain the regulatory compliance of its products.


Backlog

        The Company's order backlog at August 31, 1999 was approximately $1,600,000 for systems and interface products and $673,000 for deferred services, compared to approximately $900,000 for system and interface products and $750,000 for deferred services at August 31, 1998. The Company also has annually renewable extended service agreements aggregating over $3,000,000.


Employees

        At November 10, 1999, the Company employed 68 full-time and 4 part-time employees of whom 13 are involved in product development, 13 in sales and marketing, 3 in production, 36 in technical services, training, and support and 7 in administration. The Company is not subject to any collective bargaining agreements. The Company considers its employee relations to be good.


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

        The Company also leases a 1,100 square foot office in Westminster, Colorado that costs approximately $1,500 per month including common area maintenance expenses and property taxes and is subject to cost of living increases annually.

        The Calabasas, California facility is used as general offices and operations headquarters that covers warehousing, service and support, training, development, and assembly. The Westminster Colorado facility is a branch development office. The Company considers the two facilities to be adequate for their intended purpose. The Company carries adequate general liability insurance as required by the respective leases to cover any risks concerning the two facilities.


Item 3.  Legal Proceedings.

	There are no material active, pending or threatened legal proceedings to which the Company is a party at August 31, 1999.


Item 4.  Submission of Matters to a Vote of Security Holders.

        The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended August 31, 1999.


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


Fiscal Year Ended August 31, 1999
        1st Quarter, Ended November 30, 1998       1 1/8        1/2
        2nd Quarter, Ended February 28, 1999       1 3/4        3/8
        3rd Quarter, Ended May 31, 1999 3          11/16      1 3/16
        4th Quarter, Ended August 31, 1999        3 3/16      2 1/16

	The number of shareholders of record of Common Shares of the Company as of November 1, 1999 was approximately 359.

        Holders of Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has never paid a cash dividend on its Common Shares and the Board of Directors currently intends to retain any earnings for use in the Company's business.


Item 6.  Management's Discussion and Analysis of Results of
Operations and Financial Condition.


Results of Operations

	In October 1997 the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which became effective for fiscal years beginning after December 15, 1997 although earlier adoption was recommended. The SOP affects all companies that sell software and provide related services. Its provisions necessitated significant modifications in the way the Company structured software transactions and reported revenues from those activities. Because SOP 97-2 significantly changes the way in which the Company accounted for the sale of its Clinical Information Systems, management decided to adopt the change in accounting method immediately on January 1,1998 instead of waiting until the beginning of its next fiscal year.

	SOP 97-2 required that the Company modify its revenue recognition policies on a going forward basis and no restatement of prior periods was required. Accordingly, the following discussion takes into consideration the effect of SOP 97-2 for the current fiscal year only and therefore the comparisons are not fully representative. The change in accounting method brought about by SOP 97-2 primarily affects reporting of revenues from the sale of the Company's CIS products and related data acquisition products bundled into CIS transactions. All other components of the Company's business from which it derives revenues were already compliant with the provisions of SOP 97-2. Under the SOP 97-2 guidelines, revenues from the sale of the Company's CIS products are recognized as hardware and standard software are delivered to a client, custom software such as interfaces to other vendors systems will be recognized when delivered and operational, and revenues associated with the installation and implementation of systems will be recognized as the services are performed. Other provisions of the SOP that require, among other things, a defined contract and definitive sales price by component have been met by the Company's internal sales policies that were already in place for many years.

        Due to the adoption of SOP 97-2 the Company's results of operations for its 1998 fiscal year were substantially impacted and a fair comparison with both prior and subsequent fiscal periods is not representative.

	Sales for the year ended August 31, 1999 were $8,901,044 as compared to $6,448,370 for the fiscal year ended August 31, 1998, an overall increase of approximately $2,452,674 or 38%. When analyzed by product category, sales of Clinical Information Systems (CIS) increased by $1,692,473 or 51% and sales of data acquisition products increased $228,398 or 32%. Service revenues increased $453,048 or 19% and other revenues increased $78,755 or 120% over the previous fiscal year. The increase in the sale of CIS products was primarily attributable to a greater number of CIS products sold during the period and an increase in the average transaction amount. The Company was successful in closing a number of larger transactions that included multiple CIS applications as well as a very large sale of its CyberLAB II(Registered) LIS during the period. In addition, the Company also experienced an increase in CIS upgrade orders relating to Y2K remediation. Such Y2K activities are expected to continue into the first and second quarters of the 2000 fiscal year. During the later half of the 1999 fiscal year the Company experienced a slow down in the close rate of new CIS orders as a result of potential clients delaying purchasing decisions due to deliberations over Year 2000 issues. Such issues have affected the entire Healthcare Information Systems industry. However, the Company has a large "pipeline" of working CIS transactions and believes that the decision delays are only temporary.

        The Company also experienced an overall increase in sales of data acquisition products which was primarily attributable to an increased volume of units sold to CyberLAB II(Registered) customers, and increased sales of such products to OEM customers. The increase in service revenues is attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts. As a result of the Company closing larger CIS transactions the annual service costs associated with such transactions are proportionately greater. Service revenues are expected to continue to increase as the Company's installed base of CIS installations increases.

	The Company continues to expand its sales and marketing activities, directing its focus towards larger clients and has also initiated strategic joint marketing partnerships with other companies, which has improved the Company's market penetration.
With these changes and the impact of Y2K upgrades, the Company experienced a 51% increase in sales of CIS products during the 1999 fiscal year, and has increased its "pipeline" of working CIS transactions to date. However, management views the near term outlook for the continued sale of CIS products cautiously during the first half of the 2000 fiscal year. In addition, the Company's future operating results could continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual periods, and the temporary delays in the closing of new CIS sales described above.

	Cost of sales increased by $353,803 or 8% for the 1999 fiscal year. There was an increase in materials of $341,823 or 34%, an increase in other costs of sales of $62,648 or 4%, and a decrease in labor of $50,668 or 3%. The increase in material costs was attributable to the increase in the sale of CIS products discussed above. However, management expects the trend, which began in fiscal 1996, of increasing application software sales and decreasing hardware sales to continue due to the Company's emphasis on selling multiple products to the same accounts. The increase in other costs of sales was attributable to increased expenses in travel, personnel recruitment, training, and depreciation all related to implementing CIS transactions during the current fiscal year. The decrease in labor costs was attributable to the employment of temporary personnel. During late fiscal 1999 the Company implemented cost saving measures directed at reducing travel expenses by centralizing its travel through one agency, and began billing its clients for out of pocket travel related expenses associated with its CIS implementations. Cost of sales as a percentage of sales decreased to 51% for the 1999 fiscal year as compared to 65% for the 1998 fiscal year. The overall percentage decrease in cost of sales was attributable to both an increase in sales, and an improvement in the gross margins of new CIS transactions.

	Selling, general and administrative expenses increased by $347,802 or 14% for the current 1999 fiscal year as compared to the 1998 fiscal year. The increases in S G & A expenses were primarily attributable to an increase in salaries of approximately $166,000, sales commissions of approximately $37,000, contract labor and consultants of approximately $93,000, as well as increased costs in travel, trade show, user symposium, and personnel recruitment expenses. Most of the increased expenses were attributable to sales and marketing activities and are expected to remain at similar levels in fiscal 2000.

	Research and development expenses increased by $50,783 or 8% for fiscal 1999. The increase is attributable to the addition of new personnel and their related salaries. For its 1999 and 1998 fiscal years, the Company capitalized software costs of $429,791 and $385,164 respectively which are generally amortized over a five-year period. Such costs were attributable to enhancements and new modules for the Company's CIS products, new applications under development, and modifications associated with Year 2000 compliance. Management anticipates its overall research and development activities will increase in fiscal 2000.

	Interest and other income was $10,697 for fiscal 1999 as compared to $3,630 for fiscal 1998.

	Interest and other expense was $41,080 for fiscal 1999 as compared to $69,516 for fiscal 1998 due to decreased borrowings on the Company's line of credit with its bank.

	The Company earned net income before Income Tax Expense (Benefit) of $764,086 for fiscal 1999 as compared to a net loss of $971,703 for fiscal 1998. As a result of the application of the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income taxes (see notes to the financial statements) the Company recognized an income tax provision including applicable income taxes of $80,000 in fiscal 1999 compared to an income tax benefit net of applicable income taxes of $322,800 in its 1998 fiscal year. As a result of these factors the Company's net income was $684,086 or $.23 basic earnings per share in fiscal 1999 as compared to a net loss of $648,903 or $.22 basic loss per share in fiscal 1998.

	The Company is currently in a loss carry-forward position primarily due to the operating losses incurred prior to August 31, 1993. The net operating loss carry-forwards balance as of the August 31, 1999 was approximately $2,902,000 compared to $3,416,000 in the prior year. The net operating loss carry-forward is available to offset future taxable income through 2018. The Company also has investment and research and experimentation tax credit carry-forwards to offset future income tax payable of approximately $285,000 that expire at various dates through 2014.

	The major temporary tax differences that are expected to reverse next year are deferred revenue, allowance for doubtful accounts, accrued vacation, Section 263A Unicap inventory, and component inventory reserve. However, the Company expects new temporary differences to be established in these years, which will either reduce or exceed the reversing temporary differences.

	The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. At August 31, 1999, the Company did not have a valuation allowance on the net deferred tax asset as the Company believes it is more likely than not that the net deferred tax asset will be realized.


Capital Resources and Liquidity

        The Company's primary need for capital has been to invest in software development, and in the new company wide network and facility expansion. The Company invested $429,791 and $385,164 during fiscal 1999 and 1998 in software development. These expenditures related to the new version of the Company's LIS product (CyberLAB II(Registered)), and the release of its revised PIS product (CyberMED(Trademark)), its new RIS product (CyberRAD(Registered)), and other product enhancements. The Company anticipates expending additional sums during fiscal 2000 on the further development of the Company's Radiology Information System, and other new products and product enhancements. During fiscal 1999, the Company expended an additional $211,028 in capital expenditures for the Company's wide area network, help desk systems, and for the replacement of internal systems that were not Y2K compliant.

        As of August 31, 1999, the Company's working capital amounted to $1,491,021 compared to $526,566 as of August 31, 1998. The Company's current ratio was 1.46 at August 31, 1999 compared to
1.17 in the prior year. The Company's bank line as of August 31, 1999 amounted to $650,000 of which $187,488 was being utilized. The bank credit agreement contains certain financial ratio requirements. The Company was in compliance with all of the covenants as of August 31, 1999.

	Cash flows from operating activities were $1,140,529 for the 1999 fiscal year compared to $96,357 for the 1998 fiscal year. The increase resulted primarily from the increase in sales and the improvement in operating income.

	Net cash used in investing activities changed during the 1999 fiscal year to $634,901 used in investing activities as compared to $617,944 used in investing activities during the 1998 fiscal year. The change resulted from increased expenditures for the company wide network and help desk system and additional capitalized software costs.

	Cash flows from financing activities changed to $231,233 used in financing activities during the 1999 fiscal year from $363,033 provided by financing activities in fiscal 1998. The change resulted primarily from the repayment of notes payable and were partially offset by the exercise of stock options and warrants.

	The Company believes that its projected cash flow from operations together with its bank credit facilities should be sufficient to fund its working capital requirements for its 2000 fiscal year.


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

	Statement of Financial Accounting Standard No. 130 (SFAS No.
130), "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This standard deals with financial statement disclosure and had no effect on the Company's financial position or results of operations and cash flows.

	Statement of Financial Accounting Standard No. 131 (SFAS No.
131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company adopted SFAS No. 131 during the year ended August 31, 1999, and it had no impact on the Company's financial position or results of operations and cash flows.

	Statement of Financial Accounting Standards No. 132 (SFAS No.
132), "Employers' Disclosures about Pensions and Other Postretirement Benefits," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Adoption of SFAS No. 132 did not have an impact on its financial position or results of operations and cash flows.

	Statement of Financial Accounting Standards No. 133 (SFAS No.
133), "Accounting for Derivative Instruments and Hedging
Activities," issued by the Financial Accounting Standards Board is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forcasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company does not expect adoption of SFAS No. 133 to have an effect on its financial position, or results of operations and cash flows.

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


Year 2000 Compliance

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result some computer systems and software used by the Company and its clients needed to be upgraded to comply with such Year 2000 requirements. The Company expended considerable resources to review its products, systems and services and the computer systems and software products it sells in order to identify and modify those products, systems and services. The Company believes that the cost of the modifications associated with this effort thus far and those yet to be incurred, will not have a material adverse effect on the Company's operating results. However, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control, including without limitation, the availability and cost of trained personnel and effectiveness of software upgrades used by the Company and its vendors and suppliers. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

Clinical Information Systems

	The Company has been engaged in evaluating and modifying its CIS products for sometime and has completed core modifications and testing for Year 2000 changes to CyberLAB II(Registered) and all software modifications have been distributed to its clients beginning November 1998. CyberRAD(Registered) and MQA were designed to be Year 2000 compliant. CyberMED(Trademark) modifications and testing were completed in October 1999 and the modified Y2K compliant software is currently being distributed to clients. Modifications were also made to the financial management system that were completed in March 1999 and released thereafter. The Company has also evaluated communication interfaces it has installed in order to determine in each individual case, whether the software is Year 2000 compliant, and undertook such modifications that were deemed to be necessary to be compliant. The Company believes it is timely and on schedule in its efforts to effectuate the remaining modifications, testing and upgrade of its developed software applications to its clients.

        Some of the Company's clients required upgrades to their computers and/or operating systems, in order to operate the upgraded application software and otherwise be Year 2000 compliant. The Company had conducted a review of its client installations in order to determine their status and to advise clients as to what modifications should be undertaken. The Company's extended service agreements require that the client be responsible for the cost of any upgrades to their computers that may be required to operate upgraded or modified application software. Therefore, the Company has not been required to bear the costs associated with this effort and instead has derived revenues from the upgrades. The Company had identified the modifications and/or upgrades required by the vendors and assisted its clients in securing the necessary modifications and/or upgrades. As of this date the Company believes it will complete all necessary modifications in time for Y2K. As a follow up, the Company sent a Y2K technical document to all its clients, and posted the information on its web site to assist its clients in their evaluations, at www.ccainc.com.

In House Systems and Computers

	The Company conducted a review of the computers, systems and software that it utilizes internally to operate its business.
It determined that some systems such as its accounting and voice mail systems required replacement since they are not modifiable. However, such systems were already due to be replaced because they were no longer adequate and were not being supported by their manufacturers. As of this date the new accounting and voice mail systems are fully implemented and online. Other systems supported by their manufacturers have either already been upgraded or will be upgraded in the normal course with Year 2000 modifications on a timely basis. Although the Company had to bear the cost of replacing non-compliant systems as anticipated, the aggregate expenditures were not material. The total cost of such replacements so far was approximately $70,000.


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


PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

        Background information concerning each present Director, executive officer and each nominee for the office of Director of Company is as follows:


                              Office with Company;           Year First
Name, Age                     Background Information         Elected Director


Bruce M. Miller, 53           Chairman of the Board and
                              Chief Technology Officer             1978
                              since its inception in 1978.


Steven M. Besbeck, 51         President, Chief Executive
                              Officer of the Company since
                              August 1983 and a Director of
                              the Company since November
                              1980 and Chief Financial
                              Officer.  Director of
                              International Remote Imaging
                              Systems.                             1980


James R. Helms, 55            Vice President/Operations
                              since 1982 and Secretary.            1987


Lawrence S. Schmid, 58        President and Chief Executive
                              Officer, Strategic Directions
                              International, Inc., a
                              management consulting firm
                              specializing in technology
                              companies.                           1991


Robert S. Fogerson, Jr., 46   Chief Operating Officer, of
                              ViroMED Laboratories, Inc.,
                              a leading independent
                              laboratory providing clinical
                              testing services since 1998.
                              Mr. Fogerson had previously
                              served in various capacities
                              at PharmChem Laboratories
                              since 1975.                          1992


John R. Murray, 57            Vice President, Sales and
                              Business Development since
                              February 1996. Mr. Murray
                              served as an Independent
                              Marketing Consultant since
                              1993 and a Manager of
                              International Business
                              Development, Healthvision
                              Corporation since 1991.


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

	Based upon review, Steven M. Besbeck and John R. Murray were late in filing one Form 4 each, which reported their exercise of Incentive Stock Options pursuant to the Company's 1992 Stock
Option Plan.


Item 10. Executive Compensation.

        Incorporated by reference from "Executive Compensation" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2000 Annual Meeting of the Company's
Shareholders.


Item 11. Security Ownership of Certain Beneficial Owners and
Management.

        Incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy
Statement to be filed with the Securities and Exchange Commission for the 2000 Annual Meeting of the Company's Shareholders.


Item 12. Certain Relationships and Related Transactions.

        Incorporated by reference from "Certain Relationships and Related Transactions" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2000 Annual
Meeting of the Company's Shareholders.


Item 13. Exhibits and Reports on Form 8-K.

         (a)   Exhibits

2.1(4)   Asset Purchase Agreement.

3.1(1)   Restated Articles of Incorporation, as Amended.

3.2(1)   By-Laws, as amended.

4.1(1)   Specimen Share Certificate.

4.2(2)   Specimen Warrant Certificate.

4.3(2)   Form of Underwriter's Warrant.

4.8(4) Warrant Agreement and Warrant Certificate between CCA and Western States Pharmacy
         Consultants, Ltd.

4.9(4) Warrant Agreement and Warrant Certificate between CCA and James L.D. Roser.

4.10(4) Warrant Agreement and Warrant Certificate between CCA and The Roser Partnership.

4.11(4) Warrant Agreement and Warrant Certificate between CCA and Epigen,Inc.

4.12(6)  Registration Rights Agreement.

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

10.8(2)  Original Equipment Manufacturer Contracts.

10.9(2)  Michael Miller Consulting Agreement.

10.10(2) Boehringer Mannheim (Canada) Joint
         Marketing Agreement.

10.12(3) Lease for Premises at 26664 Agoura Road,
         Calabasas,  California.

10.13(3) SAC Shareholders' Agreement.

10.14(6) Lease for Premises at 26115-A Mureau Road,
         Calabasas, California

10.15(6) Mission Park Agreement

Executive compensation plans and arrangements.

4.4(1)	1982 Non-Qualified Stock Option Plan.

4.5(2)	1982 Incentive Stock Option Plan, as amended.

4.6(4)	1992 Incentive Stock Option Plan.

4.7(5)	1992 Non-Qualified Stock Option Plan.

10.3(2)	Bruce Miller Employment Agreement.

10.4(2)	Steven Besbeck Employment Agreement.

(1)     Previously filed as an exhibit to the Company's
        Registration Statement on Form S-18 dated September 22,
        1983, SEC File No. 2- 85265.

(2)     Previously filed as an exhibit to the Company's
        Registration Statement on Form S-1 dated October 1, 1985
        SEC File No. 2-99878.

(3)	Previously filed as an exhibit to the Company's Form 10-K
        for the year ended August 31, 1986.

(4)	Previously filed as an exhibit to the Company's Form 8-K
        dated October 21, 1992.

(5)	Previously filed as an addendum to the Company's Proxy
        Statement and Notice of Annual Meeting of Shareholders dated April 10, 1992.

(6)	Previously filed as an exhibit to the Company's Form 10-K
        for the year ended August 31, 1992.

(b)	Reports on Form 8-K

        The Company did not file any reports on Form 8-K during its last fiscal year ended August 31, 1999.


SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.


Dated:  November 16, 1999

By:  /S/ Steven M. Besbeck
Steven M. Besbeck, President,
Chief Executive Officer, and Chief
Financial Officer.

        In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signatures                     Title                            Date


/S/ Bruce M. Miller            Chairman of the Board            Nov. 16, 1999
Bruce M. Miller                and Chief Technology Officer


/S/ Steven M. Besbeck          President, Chief Executive       Nov. 16, 1999
Steven M. Besbeck              Officer, Chief Financial
                               Officer and Director


/S/ James R. Helms             Vice President, Operations,      Nov. 16, 1999
James R. Helms                 Secretary and Director


/S/ Lawrence S. Schmid         Director                         Nov. 16, 1999
Lawrence S. Schmid


/S/ Robert S. Fogerson, Jr.    Director                         Nov. 16, 1999
Robert S. Fogerson, Jr.


/S/ Carol Bessel               Controller                       Nov. 16, 1999
Carol Bessel                   Chief Accounting Officer


/S/ John R. Murray             Vice President, Sales            Nov. 16, 1999
John R. Murray                 and Business Development





CREATIVE COMPUTER APPLICATIONS, INC.



_______________________




Financial Statements


For the Years Ended August 31, 1999 and 1998



_______________________


CREATIVE COMPUTER APPLICATIONS, INC.

INDEX

                                                               Page


FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants              F-2

Balance Sheets
   August 31, 1999 and 1998                                     F-3

Statements of Operations
   Years ended August 31, 1999, 1998 and 1997                   F-4

Statements of Shareholders' Equity
   Years ended August 31, 1999, 1998 and 1997                   F-5

Statements of Cash Flows
   Years ended August 31, 1999, 1998 and 1997                   F-6

Notes to Financial Statements                            F-7 - F-20




Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Creative Computer Applications, Inc.


        We have audited the accompanying balance sheets of Creative Computer Applications, Inc., as of August 31, 1999 and 1998 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Computer Applications, Inc., at August 31, 1999 and 1998 and the results of its operations and its cash flows for the three years ended August 31, 1999, in conformity with generally accepted accounting principles.

        In accordance with Statement of Position 97-2, "Software Revenue Recognition," which the Company adopted as of December 1997 and as discussed in Note 1 to the financial statements, the Company changed its method of accounting for software revenue recognition in fiscal 1998.


				/S/  BDO SEIDMAN, LLP

				BDO SEIDMAN, LLP




Los Angel, California
October 21, 1999


CREATIVE COMPUTER APPLICATIONS, INC.

BALANCE SHEETS


August 31,                                       1999             1998

ASSETS (Note 4)
CURRENT ASSETS:
Cash                                         $   650,271      $   375,876
Receivables, net (Notes 1 and 2)               2,895,947        1,973,601
Inventory (Note 1)                               419,557          670,243
Prepaid expenses                                 152,676           79,907
Deferred tax asset (Note 8)                      639,500          466,300

TOTAL CURRENT ASSETS                           4,757,951        3,565,927

PROPERTY AND EQUIPMENT, net
   (Notes 1 and 3)                               579,949          575,804
INVENTORY OF COMPONENT PARTS
   (Note 1)                                      254,515          156,527
CAPITALIZED SOFTWARE COSTS,
   net of accumulated
    amortization of $526,074
    and $384,509 (Note 1)                      1,272,690        1,128,498
INTANGIBLES, net (Note 1)                        236,328          302,120
DEFERRED TAX ASSET (Note 8)                      591,000          844,200
OTHER ASSETS (Note 7)                             22,236           32,371
                                             $ 7,714,669      $ 6,605,447

LIABILITIES AND SHAREHOLDERS' EQUIT

CURRENT LIABILITIES:
Notes payable to bank (Note 4)               $   187,488      $   611,609
Accounts payable                                 497,768          507,005
Accrued liabilities:
Vacation pay                                     170,296          184,305
Other                                            435,803          339,402
Deferred service contract income                 672,398          754,343
Deferred revenue on system sales
   (Note 1)                                    1,303,177          638,018
Capital lease obligations                              -            4,679

TOTAL CURRENT LIABILITIES                      3,266,930        3,039,361

COMMITMENTS (Note 5)

SHAREHOLDERS' EQUITY (Notes 6 and 9):

Common shares, no par value;
   20,000,000 shares authorized;
    3,106,925 and 2,920,740 shares
    issued and outstanding                     6,028,594        5,831,027
Accumulated deficit                           (1,580,855)      (2,264,941)

TOTAL SHAREHOLDERS' EQUITY                     4,447,739        3,566,086
                                             $ 7,714,669      $ 6,605,447

See notes to financial statements.

CREATIVE COMPUTER APPLICATIONS, INC.

STATEMENTS OF OPERATIONS



Year ended August 31,              1999            1998           1997

NET SYSTEM SALES AND
 SERVICE REVENUE (Note 1):
 System sales                  $ 6,113,474     $ 4,113,848    $ 4,976,820
Service revenue                  2,787,570       2,334,522      2,142,561

TOTAL SYSTEM SALES AND
  SERVICE REVENUE                8,901,044       6,448,370      7,119,381

COST OF PRODUCTS AND
  SERVICES SOLD:
System sales                     3,064,737       2,645,949      2,467,743
Service revenue                  1,485,502       1,550,487      1,346,269

TOTAL COST OF PRODUCTS
  AND SERVICES SOLD              4,550,239       4,196,436      3,814,012

GROSS PROFIT                     4,350,805       2,251,934      3,305,369

RESEARCH AND
  DEVELOPMENT EXPENSE              721,818         671,035        569,668

SELLING AND
  ADMINISTRATIVE EXPENSES        2,834,518       2,486,716      2,290,736

OPERATING INCOME (LOSS)            794,469        (905,817)       444,965

OTHER INCOME (EXPENSE):
Interest income                     10,697           3,630          6,589
Interest and other expense         (41,080)        (69,516)       (22,829)

TOTAL OTHER EXPENSE                (30,383)        (65,886)       (16,240)

INCOME (LOSS) BEFORE
  INCOME TAX PROVISION
  (BENEFIT)                        764,086        (971,703)       428,725

INCOME TAX PROVISION
  (BENEFIT) (Note 8)                80,000        (322,800)      (462,275)

NET INCOME (LOSS)              $   684,086     $  (648,903)   $   891,000

EARNINGS (LOSS) PER
  SHARE (Notes 1, 6 and 9):
Basic                          $       .23     $      (.22)   $       .31
Diluted                        $       .21     $      (.22)   $       .30

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING
  (Note 9):
Basic                            2,979,060       2,901,003      2,836,532
Diluted                          3,281,634       2,901,003      3,011,101

See notes to financial statements.

CREATIVE COMPUTER APPLICATIONS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY



                                      Common                        Total
                         Common       Shares      Accumulated    Shareholders'
                         Shares       Amount        Deficit         Equity

BALANCE, September
  1, 1996               2,820,915   $ 5,714,570   $(2,507,038)   $ 3,207,532

Exercise of warrants
 and stock options
 (Note 6)                  25,000        32,140             -         32,140

Issuance of common
 shares                     3,950         5,925             -          5,925

Net income                      -             -       891,000        891,000

BALANCE, August 31,
 1997                   2,849,865     5,752,635    (1,616,038)     4,136,597

Exercise of stock
 options (Note 6)          61,000        66,550             -         66,550

Issuance of
 common shares              9,875        11,842             -         11,842

Net loss                        -             -      (648,903)      (648,903)

BALANCE, August 31,
 1998                   2,920,740     5,831,027    (2,264,941)     3,566,086

Exercise of stock
 options (Note 6)         186,185       197,567             -        197,567

Net income                      -             -       684,086        684,086

BALANCE, August 31,
 1999                   3,106,925   $ 6,028,594   $(1,580,855)   $ 4,447,739

See notes to financial statements.


CREATIVE COMPUTER APPLICATIONS, INC.

STATEMENTS OF CASH FLOWS


Increase (Decrease) in
  Cash (Note 10)

Year ended August 31,              1999            1998           1997

OPERATING ACTIVITIES
Net income (loss)             $   684,086      $  (648,903)   $   891,000
   Adjustments to reconcile
   net income (loss) to net
   cash provided by operating
   activities:
Depreciation and amortization     271,396          235,005        194,606
Amortization of capitalized
software costs                    285,599          174,602        171,616
Provision for possible losses     102,399          106,118         16,793
Gain on disposal of property
 and equipment                     (2,814)            (246)             -
Deferred rent expense                   -           (5,034)       (30,201)
Deferred taxes                     80,000         (332,300)      (463,600)
Increase (decrease) from
 changes in:
Receivables                    (1,024,745)        (146,034)      (271,911)
Inventories                       152,698          (14,618)       (21,008)
Prepaid expenses                  (72,769)            (956)         7,930
Accounts payable                   (9,237)         (15,803)       216,487
Accrued liabilities                82,392          (89,127)       (33,053)
Deferred service income           (81,945)         184,609        105,658
Deferred revenue on
 system sales                     665,159          638,018              -
Other assets                        8,310           11,026              -

Net cash provided by
 operating activities           1,140,529           96,357        784,317

INVESTING ACTIVITIES
Additions to property
 and equipment                   (211,028)        (200,526)      (213,229)
Additions to capitalized
 software costs                  (429,791)        (385,164)      (395,856)
Payments for acquisition
 of assets                              -          (33,780)             -
Proceeds from insurance
 settlement of property
 and equipment                      5,918            1,526              -

Net cash used in
 investing activities            (634,901)        (617,944)      (609,085)

FINANCING ACTIVITIES
Borrowings on notes payable        87,488          644,313        315,421
Payments on notes payable        (511,609)        (320,000)      (220,000)
Payments on capital lease
 obligations                       (4,679)         (16,572)       (27,489)
Proceeds from issuance
 of stock                               -           11,842              -
Exercise of stock options
 and warrants                     197,567           43,450         38,065

Net cash provided by
 (used in) financing
 activities                      (231,233)         363,033        105,997

NET INCREASE (DECREASE)
 IN CASH                          274,395         (158,554)       281,229

CASH, beginning of year           375,876          534,430        253,201

CASH, end of year             $   650,271      $   375,876    $   534,430

See notes to financial
 statements.



CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Business Activities

        Creative Computer Applications, Inc. (the "Company") develops, assembles, markets, installs and services computer-based Clinical Information Systems and products which automate the acquisition and management of clinical data for the healthcare industry. The Company sells its products and systems, including the implementation of such products and systems, primarily to hospitals, clinics, reference laboratories and other healthcare institutions, as well as original equipment manufacturers. The Company also generates revenue through service contracts with customers to provide technical support and repair services for specified periods of time.

Cash and Cash Equivalents

	The Company considers all liquid assets with an initial maturity of three months or less to be cash and cash equivalents.

	Accounts Receivable and Concentration of Credit Risk

	Accounts receivable potentially exposes the Company to concentrations of credit risk. The Company provides credit to a large number of hospitals, clinics, reference laboratories and other healthcare institutions in various geographical areas. The Company performs ongoing credit evaluations and maintains a general security interest in the item sold until full payment is received.

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

	Property and Equipment

	Property, equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation of machinery and equipment, furniture and fixtures, and data processing equipment is computed for financial reporting purposes using the straight-line method over the estimated useful life of the related asset, ranging from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the lease term. Accelerated depreciation methods are used for income tax reporting purposes.


CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Capitalized Software Costs

	Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the product's total estimated revenues method, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.

	During the years ended August 31, 1999, 1998 and 1997, the Company capitalized $429,791, $385,164 and $395,856 of software development costs. Amortization expense of capitalized software development costs, included in cost of sales, for the years ended August 31, 1999, 1998 and 1997 amounted to $285,599, $174,602 and
$171,616.

	Intangible Assets

	Intangible assets with a cost amounting to $607,924 consist of proprietary rights to application software, trademarks, customer lists and copyrights and are being amortized using the straight-line method over the estimated useful life, not to exceed ten years. Accumulated amortization was $371,596 and $305,804 at August 31, 1999 and 1998. The Company periodically reviews intangible assets for impairment where the fair value is less than the carrying value.

	Revenue Recognition

		System Sales

        The Company adopted Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2") during 1998. In accordance with SOP 97-2, the Company recognizes revenue on sales of Clinical Information Systems and data acquisition products when the following criteria are met: (i) persuasive evidence of an arrangement exists,
(ii) delivery has occurred and the system is functionable, (iii) the vendor's fee is fixed or determinable and (iv) collectability is probable. Also in accordance with SOP 97-2, the Company allocates the fee of a multiple element contract to the various elements based on vendor-specific objective evidence of fair value. Revenue allocated to a specific element is recognized when the basic revenue recognition criteria above is met for that element. If sufficient vendor-specific objective evidence for all elements does not exist to allocate revenue to the elements, all revenue from the arrangement generally would be deferred until such evidence does exist or until all elements have been delivered. Revenues related to installation of systems requiring substantial future performance by the Company are recognized using the percentage-of-completion method based on meeting key milestone events over the terms of the contract. Implementation revenue, consisting primarily of installation and training, is recognized as revenue as the services are performed.

	As a result of the Company adopting SOP 97-2, the Company recorded deferred revenue of $638,018 at August 31, 1998 and $1,303,177 at August 31, 1999.


CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Revenue Recognition (Continued)

		Service Revenue

	Service revenues are recognized ratably over the contractual period (usually one year) or as the services are provided. These services are not essential to the functionality of any other elements and are separately stated.

		Deferred Revenue and Income

        Deferred revenue on system sales and deferred service contract income represent cash received in advance or accounts receivable from system and service sales of which the above criteria have not been met for the current reporting of income.

	Stock Based Compensation

	Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees," or SFAS No. 123. The Company elected to follow APB 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

	If SFAS No. 123 is not adopted related to stock-based employee compensation, SFAS No. 123 for disclosure purposes requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has adopted this method of reporting.

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

	A description of the methods and assumptions used to estimate the fair value of each class of the Company's financial instruments is as follows:

	Cash, receivables, inventory, accounts payable, accrued liabilities, deferred service contract income and deferred revenue on system sales are recorded at carrying amounts which approximate fair value due to the short maturity of these instruments.

	The fair value of the Company's notes payable and capital lease obligations are based on quoted market prices for similar issues of debt and capital leases with similar remaining maturities and terms, and therefore the carrying amounts approximate fair value.



CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	New Accounting Pronouncements

	Comprehensive Income

	Statement of Financial Accounting Standard No. 130 (SFAS
No. 130), "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This standard deals with financial statement disclosure and had no effect on the Company's financial position or results of operations and cash flows.

	Segment Information

	Statement of Financial Accounting Standard No. 131 (SFAS
No. 131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company adopted SFAS No. 131 during the year ended August 31, 1999, and it had no impact on the Company's financial position or result of operations and cash flows.

Pensions and Postretirement Benefits

        Statement of Financial Accounting Standards No. 132
(SFAS No. 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Adoption of SFAS No. 132 did not have an impact on its financial position or results of operations and cash flows.

Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards No. 133 (SFAS
No. 133), "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board is effective for fiscal years beginning after June 15, 2000.
SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company does not expect adoption of SFAS No. 133 to have an effect on its financial position, or results of operations and cash flows.


CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS



NOTE 2 - RECEIVABLES

  Receivables are summarized
   as follows:

August 31,                                    1999            1998

Trade accounts                            $ 2,927,747     $ 2,037,101
Allowance for uncollectible accounts          (31,800)        (63,500)

                                          $ 2,895,947     $ 1,973,601

NOTE 3 - PROPERTY AND EQUIPMENT

  Property and equipment are
   summarized as follows:

August 31,                                     1999            1998

Machinery and equipment                   $   272,091     $   244,447
Furniture and fixtures                        331,839         327,865
Data processing equipment                   1,190,615       1,179,764
Leasehold improvements                         65,788          84,705

                                            1,860,333       1,836,781
Accumulated depreciation
 and amortization                          (1,280,384)     (1,260,977)

                                          $   579,949     $   575,804

        At August 31, 1999, the Company's capital lease obligations were paid in full. Included in property and equipment at August 31, 1998 were machinery and equipment and furniture and fixtures under capital lease agreements in the amount of $23,275 with related accumulated amortization thereon of $19,784.

	Depreciation and amortization expense for property and equipment for the years ended August 31, 1999, 1998 and 1997 was $203,779, $174,855 and $158,901.


CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS



NOTE 4 - NOTES PAYABLE TO BANK

        The notes payable to bank are classified as current and are summarized as follows:


August 31,                                    1999            1998

Line of credit of $500,000 with a bank
 with interest at the bank's prime rate
 plus 1.75% (10% at August 31, 1999)
 and maturing on February 1, 2000,
 and collateralized by substantially
 all of the Company's assets              $   100,000     $   500,000

Note payable to a bank with interest at
 the bank's prime rate plus 1.75%
 (10% at August 31, 1999) maturing on
 January 1, 2000 and collateralized by
 substantially all of the Company's
 assets.  The note is subject to minimum
 principal repayment terms of $10,000 a
 month plus interest.  The note was paid
 in full in August 1999                             -         111,609

Revolving credit to term loan facility
 of $150,000 with a bank at the bank's
 prime rate plus 1.75% (10% at August 31,
 1999) maturing on December 1, 2000, and
 collateralized by substantially all of
 the Company's assets.  The note is
 subject to minimum principal repayment
 terms of $10,000 a month plus interest
 beginning October 1, 1999, at which
 time the line of credit converts to
 a term note                                   87,488               -

                                          $   187,488     $   611,609


	The notes payable to bank are covered by two note agreements that require the Company to meet certain covenants, including various financial ratios. At August 31, 1999, the Company was in compliance with all financial and non-financial covenants.

NOTE 5 - COMMITMENTS

	Operating Leases

	The Company leases office and warehouse space in Calabasas, California under a non-cancelable operating lease expiring in fiscal 2003. The Company also leases office space in Westminster, Colorado expiring in fiscal 2002.

	Future minimum lease payments under the facility leases are as follows:


Fiscal year ending August 31,         Amount

                2000               $   230,127
                2001                   230,689
                2002                   218,127
                2003                    17,646

Total minimum lease payments       $   696,589



CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS (Continued)

	Operating Leases (Continued)

	Rent expense for the years ended August 31, 1999, 1998 and 1997 was approximately $232,000, $229,000 and $172,000.

NOTE 6 - STOCK OPTION PLANS AND WARRANTS

	During 1997, the Company adopted the 1997 Non-Qualified and Incentive Stock Option Plans upon termination of the 1992 Plans. At August 31, 1999, the 1992 plans have 162,065 options outstanding and 121,174 options exercisable. Under the 1997 Non-Qualified Stock Option Plan, the Company may grant a maximum of 300,000 common shares (officers and directors may acquire no more than 150,000 common shares) and no options may be granted at a price less than 85 percent of the fair market value of the common shares on the date of grant. Under the 1997 Incentive Stock Option Plan, the Company may grant a maximum of 500,000 common shares (officers and directors may acquire no more than 250,000 common shares). In addition, under the 1997 Incentive Stock Option Plan, options can not be granted at a price less than 100 percent of the fair market value of the common shares on the date of grant for officers, directors and employees who owned less than 10 percent of the Company's common shares and not less than 110 percent of fair market value for those officers, directors, and employees who owned 10 percent or more of the Company's common shares. Under the 1997 Plans, options granted to optionees owning less than 10 percent of the Company's outstanding voting securities may exercise their options within ten years from the date of grant. Options granted to optionees owning 10 percent or more of the Company's outstanding voting securities have an exercise term of no more than five years from the date of grant. No options under either plan can be exercised if the optionee had been previously granted an option that had not been exercised or had not expired. No options can be exercised during the first year of the option term. At August 31, 1999, the 1997 plans have 155,750 options outstanding and 133,315 options exercisable. These plans expire in 2007.

        The Company has also granted special options approved by the Board of Directors to officers and directors and financial consultants. The options were granted at the fair market value at the date of grant and are exercisable over periods ranging from two to five years after which they expire. 349,755 shares of the special grants are included in the non-qualified plan shares outstanding at August 31, 1999.

        In December 1998, the Company's board of directors amended the exercise price of all outstanding options with an exercise price above $1.25 per share, or above $1.38 per share in the case of owners of 10% or more of the Company, to $.90 and $.99 per share, respectively.

        During fiscal 1999, the Company issued to a financial consultant a warrant to purchase a total of 125,000 common shares of the Company exercisable at $1.50 per share through June 2003.


CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 6 - STOCK OPTION PLANS AND WARRANTS (Continued)

	Option and warranty activity through August 31, 1999 is summarized below:

                     Non-Qualified Plans   Incentive Plans       Warrants

                               Weighted             Weighted           Weighted
                     Number    Average    Number    Average    Number   Average
                       of      Exercise     of      Exercise     of    Exercise
                     Shares    Price      Shares     Price     Shares    Price

September 1, 1996    715,755   $1.33      228,000    $1.96       -     $   -
 Options granted
 range from
  $1.63 to $2.13      75,000   $1.87       42,000    $1.85       -         -
Options expired
 range from
  $1.00 to $1.25    (108,000)  $1.02      (15,000)   $2.25       -         -
Options exercised
 range from
  $1.25 to $1.58     (20,000)  $1.33       (5,000)   $1.10       -         -

August 31, 1997      662,755   $1.44      250,000    $1.94       -         -
Options granted
 range from
  $1.63 to $1.78      35,000   $1.69       60,000    $1.72       -         -
Options expired
 range from
  $1.10 to $1.50     (30,000)  $1.30      (11,000)   $2.25       -         -
Options exercised
 range from
  $1.03 to $1.13     (36,000)  $1.10      (25,000)   $1.08       -         -

August 31, 1998      631,755   $1.48      274,000    $1.95
Warrants granted
 at $1.50                  -       -            -        -    125,000  $  1.50
Options granted
 range from
 $.90 to $.99        509,755   $0.90      244,000    $0.91       -         -
Options canceled
 range from
 $1.25 to $2.25     (509,755)  $1.41     (244,000)   $1.98       -         -
Options expired
 range from
 $1.44 to $2.25      (22,000)   1.67      (30,000)   $1.74       -         -
Options exercised
 range from
 $.90 to $.99       (112,500)  $0.90      (73,685)   $0.90       -         -

August 31, 1999      497,255   $0.97      170,315    $0.91    125,000  $  1.50

Options and
 warrants
 exercisable at
 August 31, 1999     427,255   $0.90       99,987    $0.91    125,000  $  1.50

Options available
 for grant a
 August 31, 1999     215,000              429,250




CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 6 - STOCK OPTION PLANS AND WARRANTS (Continued)

	Information relating to stock options and warrants, at August 31, 1999 summarized by exercise price are as follows:




                          Outstanding                 Exercisable
                             Weighted Average      Weighted Average
Exercise Price               Life     Exercise               Exercise
Per Share         Shares   (Months)    Price       Shares     Price

Incentive Stock
  Option Plan:

  $  0.90        145,315     31.6    $  0.90       88,737    $  0.90
  $  0.99         25,000     40.4    $  0.99       11,250    $  0.99

                 170,315     32.9    $  0.91       99,987    $  0.91


Non-Qualified
 Stock Option
 Plan:

  $  0.90        472,255     19.3    $  0.90      411,005    $  0.90
  $  0.99         25,000     14.4    $  0.99       16,250    $  0.99

                 497,255     19.1    $  0.95      427,255    $  0.90


Warrants:


  $  1.50        125,000     45.0    $  1.50      125,000    $  1.50



CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 6 - STOCK OPTION PLANS AND WARRANTS (Continued)

	All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years ended August 31, 1999, 1998, and 1997 would have been decreased to the pro forma amounts presented below.



August 31,                       1999           1998           1997

Net income (loss),
  as reported                $  684,086    $ (648, 903)    $  891,000
Net income (loss),
  pro forma                     656,434       (709,144)       859,205

Basic net earnings (loss)
  per share, as reported           0.23          (0.22)          0.31
Basic net earnings (loss)
  per share, pro forma             0.22          (0.25)          0.30

Diluted net earnings (loss)
  per share, as reported           0.21          (0.22)          0.30
Diluted net earnings (loss)
  per share, as reported           0.20          (0.25)          0.29


	The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for grants in 1998 and 1997; expected life of options, 5 years, expected volatility of 14% and 16%, respectively, and risk-free interest rate of 6.0% and 5.5%, respectively. The weighted average fair value on the date of grants for options granted during 1998 and 1997 was $.46 and $.49 per option. No options were granted under the Non-Qualified Stock Option Plan or the Incentive Stock Option Plan during the year ended August 31, 1999.

        Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1997, 1998 and 1999.

NOTE 7 - RELATED PARTIES

        At August 31, 1999 and 1998, the Company had a note receivable outstanding from an executive officer for $14,790 and $23,100, respectively, which accrues interest at 10% per annum and is payable annually beginning January 2, 1998. The note receivable is payable in full on December 18, 2000 and was partially paid down during the year.



CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 8 - INCOME TAX PROVISION (BENEFIT)

	The provision (benefit) for income taxes consist of the following:



August 31,                            1999            1998          1997

Current taxes:
  Federal                          $       -      $       -     $       -
  State                                4,600          9,500         1,325

Deferred
  State                                    -          7,800             -
  Federal                            175,400       (340,100)       51,000

                                     180,000       (322,800)       52,325

Change in valuation allowance       (100,000)             -      (514,600)

Income tax provision (benefit)     $  80,000      $(322,800)    $(462,275)


	Income tax provision (benefit) differs from the amount obtained by applying the statutory federal income tax rate to income before income tax expense as follows:




                                      1999         1998         1997

Computed provision (benefit)
 for taxes based on income at
 statutory rate                       34.0%       (34.0)%       34.0%

State taxes, net of benefit
 of state net operating loss
 carryforward                          0.6          1.0          0.3

Tax benefit of federal net
 operating loss carryforward             -            -        (34.0)

Permanent differences and other      (10.1)        (0.2)        11.9

Reduction in valuation allowance     (14.0)           -       (120.0)

                                      10.5%       (33.2)%     (107.8)%


CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES (Continued)

	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of August 31, 1999 and 1998 are as follows:



August 31,                                         1999           1998

Deferred tax assets:
Allowance for doubtful accounts               $    12,700    $    25,400
Inventory uniform capitalization                   39,300         24,000
Accrued vacation                                   56,700         64,600
Deferred revenue                                  274,400        214,900
Depreciation and amortization                           -          4,600
Net operating loss carryforwards                1,119,600      1,261,600
Tax credits                                       285,200        285,200

Gross deferred tax assets                       1,787,900      1,880,300

Valuation allowance                                     -       (100,000)

                                                1,787,900      1,780,300

Deferred tax liability:
Capitalized software costs                       (509,100)      (468,600)
Depreciation and amortization                     (27,000)             -
Other                                             (21,300)        (1,200)

Gross deferred tax liability                     (557,400)      (469,800)

Net deferred tax assets                       $ 1,230,500    $ 1,310,500


	At August 31, 1999, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $2,902,000 that expire at various dates through 2018 and general business tax credit carryforwards available to offset future income tax payable of approximately $285,000 that expire at various dates through 2014. The Tax Reform Act of 1986 contains provisions which limit the amount of tax credits that can be utilized in any one year in subsequent years.

	The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. At August 31, 1999, the Company did not have a valuation allowance on the net deferred tax asset as the Company believes it is more likely than not that the net deferred tax asset will be realized.


CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 9 - EARNINGS (LOSS) PER SHARE



                                               August 31
                                  1999            1998           1997

Basic weighted average
  shares outstanding            2,979,060      2,901,003      2,836,532

Diluted effect of stock
  options and warrants            302,574              -        174,569

Diluted weighted average
  shares outstanding            3,281,634      2,901,003      3,011,101


	At August 31, 1998, options to purchase 905,755 shares were outstanding and could affect future periods, but were not included in the computation of diluted loss per common share because the effect would be antidilutive. At August 31, 1999, all outstanding options and warrants are dilutive and considered in the above computation.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	(a)	Cash paid:


                        1999            1998           1997

Interest             $   37,644     $   55,365     $   34,969
Income taxes         $    1,006     $    1,570     $        -

(b)	Non-cash investing and financing activities:

During fiscal 1998, the Company generated a note receivable for $23,100 from a related party (See Note 7).