Form 10QSB
period 1999-11-30
CREATIVE COMPUTER APPLICATIONS INC
filed 2000-01-10
CIK 712815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____________ TO _______________

                         COMMISSION FILE NUMBER 0-12551

                      CREATIVE COMPUTER APPLICATIONS, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                                95-3353465
-----------------------------------         ------------------------------------
 (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                26115-A MUREAU ROAD, CALABASAS, CALIFORNIA 91302
                ------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (818) 880-6700
                                 --------------
                           ISSUER'S TELEPHONE NUMBER:

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES   X          NO
                               -----           -----

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 3,130,925 COMMON SHARES AS OF DECEMBER 31, 1999.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                           YES              NO   X
                               -----           -----

                      CREATIVE COMPUTER APPLICATIONS, INC.

                                   FORM 10-QSB

                                    I N D E X


PART I - FINANCIAL INFORMATION:                                                                      PAGE
                                                                                                     ----
Condensed Balance Sheets, as at November 30, 1999 and August 31, 1999                                  3

Condensed Statements of Income for the three months ended November 30, 1999 and
          November 30, 1998                                                                            4

Condensed Statements of Cash Flows for the three months ended November 30, 1999 and
          November 30, 1998                                                                            5

Notes to Condensed Financial Statements                                                                6

Management's Discussion and Analysis or Plan of Operation                                              6


PART II - OTHER INFORMATION:

Items 1 through 6                                                                                      9

Signatures                                                                                             9

                      CREATIVE COMPUTER APPLICATIONS, INC.


                         PART 1 - FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS

                                                                                            NOVEMBER 30,              AUGUST 31,
                                                                                                1999                     1999      *
                                                                                        ------------------         -----------------
                                                                                           (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
     Cash                                                                               $          606,801         $        650,271
     Receivables                                                                                 3,063,091                2,895,947
     Inventories                                                                                   438,913                  419,557
     Prepaid expenses and other assets                                                             169,200                  152,676
     Deferred tax asset                                                                            639,500                  639,500
                                                                                        ------------------         ----------------

         TOTAL CURRENT ASSETS                                                                    4,917,505                4,757,951

PROPERTY AND EQUIPMENT, net                                                                        595,100                  579,949
INVENTORY OF COMPONENT PARTS                                                                       239,515                  254,515
CAPITALIZED SOFTWARE COSTS, net of accumulated
     amortization of $601,724 and $526,074                                                       1,328,361                1,272,690
INTANGIBLES, net                                                                                   187,380                  236,328
OTHER ASSETS                                                                                        43,656                   22,236
DEFERRED TAX ASSET                                                                                 457,000                  591,000
                                                                                        ------------------         ----------------

         TOTAL ASSETS                                                                   $        7,768,517         $      7,714,669
                                                                                        ------------------         ----------------
                                                                                        ------------------         ----------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable to bank                                                              $          120,000         $        187,488
     Accounts payable                                                                              473,100                  497,768
     Accrued liabilities:
         Vacation Pay                                                                              196,005                  170,296
         Other                                                                                     453,886                  435,803
     Deferred service contract income                                                              695,739                  672,398
     Deferred revenue                                                                            1,192,216                1,303,177
                                                                                        ------------------         ----------------

                  TOTAL CURRENT LIABILITIES                                                      3,130,946                3,266,930

     LONG TERM LIABILITIES:
     Notes payable to bank                                                                          10,000                        0
                                                                                        ------------------         ----------------

     TOTAL LONG TERM LIABILITIES                                                                    10,000                        0

TOTAL LIABILITIES                                                                                3,140,946                3,266,930
                                                                                        ------------------         ----------------

SHAREHOLDERS' EQUITY:
     Preferred shares, no par value; 500,000 shares
         authorized; no shares outstanding                                                               -                        -
     Common shares, no par value; 20,000,000 shares
         authorized; 3,130,925 and 3,106,925 shares
         outstanding                                                                             6,051,094                6,028,594
Accumulated deficit                                                                             (1,423,523)              (1,580,855)
                                                                                        ------------------         ----------------

     TOTAL SHAREHOLDERS' EQUITY                                                                  4,627,571                4,447,739
                                                                                        ------------------         ----------------

                                                                                        $        7,768,517         $      7,714,669
                                                                                        ------------------         ----------------
                                                                                        ------------------         ----------------

                       SEE NOTES TO FINANCIAL STATEMENTS.

* AS PRESENTED IN THE AUDITED FINANCIAL STATEMENTS

                      CREATIVE COMPUTER APPLICATIONS, INC.

                        CONDENSED STATEMENTS OF OPERATION


                                                                                             THREE MONTHS ENDED NOVEMBER 30,
                                                                                        --------------------------------------------
                                                                                                1999                     1998
                                                                                        ------------------        ------------------

                                                                                                        (UNAUDITED)
NET SYSTEM SALES AND SERVICE REVENUE
     System sales                                                                       $        1,796,340        $       1,207,606
     Service revenue                                                                               709,847                  670,683
                                                                                        ------------------         ----------------
                                                                                                 2,506,187                1,878,289

COST OF PRODUCTS AND SERVICES SOLD
     System sales                                                                                  921,039                  746,204
     Service revenue                                                                               421,171                  357,444
                                                                                        ------------------         ----------------
                                                                                                 1,342,210                1,103,648

     Gross profit                                                                                1,163,977                  774,641

OPERATING EXPENSES:
     Selling, general and administrative                                                           678,426                  570,936

     Research and development                                                                      191,997                  145,753
                                                                                        ------------------         ----------------

                                                                                                   870,423                  716,689
                                                                                        ------------------         ----------------

     Operating income                                                                              293,554                   57,952

INTEREST AND OTHER INCOME                                                                            2,898                      578

INTEREST EXPENSE                                                                                    (5,120)                 (15,188)
                                                                                        ------------------         ----------------

     Income before taxes on income                                                                 291,332                   43,342

INCOME TAX PROVISION                                                                               134,000                     (200)
                                                                                        ------------------         ----------------

NET INCOME                                                                              $          157,332         $         43,142
                                                                                        ------------------         ----------------
                                                                                        ------------------         ----------------

EARNINGS PER COMMON SHARE (Note 2):
     Basic                                                                              $              .05         $            .01
     Diluted                                                                            $              .04         $            .01
                                                                                        ------------------         ----------------
                                                                                        ------------------         ----------------
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES AND COMMON STOCK
     EQUIVALENTS OUTSTANDING

     Basic                                                                                       3,122,925                 2,920,740
     Diluted                                                                                     3,559,224                 2,920,740
                                                                                        ------------------         ----------------
                                                                                        ------------------         ----------------

                       SEE NOTES TO FINANCIAL STATEMENTS.

                      CREATIVE COMPUTER APPLICATIONS, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH



                                                                                             THREE MONTHS ENDED NOVEMBER 30,
                                                                                        -------------------------------------------
                                                                                                 1999                     1998
                                                                                        ------------------         ----------------

                                                                                                        (UNAUDITED)
OPERATING ACTIVITIES:
     Net income                                                                         $          157,332         $         43,142
     Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                                        162,745                  139,264
              Provision for possible losses                                                          4,302                     (881)
              Deferred taxes                                                                       134,000                        -
     Changes in operating assets and liabilities:
              Receivables                                                                         (171,447)                 (36,232)
              Inventories                                                                          (19,356)                  62,318
              Prepaid expenses and other assets                                                    (38,400)                 (48,755)
              Accounts payable                                                                     (24,668)                 (44,219)
              Accrued liabilities                                                                  (43,828)                  84,847
                                                                                        -------------------        ----------------

         Net cash provided by
              operating activities                                                                 160,680                   199,484
                                                                                        ------------------         -----------------

INVESTING ACTIVITIES
     Additions to property and equipment                                                           (70,342)                 (13,885)
     Capitalized software costs                                                                    (98,820)                 (96,000)
                                                                                        -------------------        -----------------
         Net cash used in investing
              activities                                                                          (169,162)                (109,885)
                                                                                        ------------------         ----------------

FINANCING ACTIVITIES:
     Additions to (payments on) notes payable, net                                                 (57,488)                 (30,000)
     Decrease in capital lease obligations,
         net of payments                                                                                 0                   (1,506)
     Exercise of Stock Option                                                                       22,500                        0
                                                                                        ------------------         ----------------
         Net cash used in financing activities                                                     (34,988)                 (31,506)
                                                                                        -------------------        -----------------

NET INCREASE (DECREASE) IN CASH                                                                    (43,470)                  58,093

Cash, beginning of period                                                                          650,271                  375,876
                                                                                        ------------------         ----------------

Cash, end of period                                                                     $          606,801         $        433,969
                                                                                        -------------------        ----------------
                                                                                        -------------------        ----------------

                       SEE NOTES TO FINANCIAL STATEMENTS.

                      CREATIVE COMPUTER APPLICATIONS, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 1999 and August 31, 1999, the results of its operations for the three months ended November 30, 1999 and 1998, and cash flows for the three months ended November 30, 1999 and November 30, 1998.

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

RESULTS OF OPERATIONS

         Sales for the first quarter of fiscal 2000 ended November 30, 1999 increased by $627,898 or 33% compared to the same quarter of fiscal 1999. When analyzed by product category, sales of Clinical Information Systems (CIS) increased $708,568 or 76%, and service revenues increased $39,164 or 6%. These increases were partially offset by a decrease in sales of data acquisition products of $119,834 or 43%. The overall increase in sales is primarily attributable to an increase in sales of Clinical Information Systems and sales of upgrades to clients to insure compliance with Y2K. The increase in service revenues was due to a greater number of client sites on contract. The decrease in sales of data acquisition products was primarily attributable to a decrease in the sale of such products to OEM customers.

         Cost of sales for the first quarter of 2000 increased by $238,562 or 22% as compared to the same quarter of 1999. The increase in cost of sales was primarily attributable to an increase in material costs of $50,660 or 16% which was attributable to a greater volume of hardware components sold during the quarter and to a lesser amount of software revenues that were recognized in the quarter. There was an increase in other costs of $72,883 or 19%. There also was an increase in labor costs of $115,019 or 29%. Cost of sales as a percentage of sales was 54% for the current quarter as compared to 59% for the comparable fiscal 1999 quarter. During the later part of fiscal 1999 and in the first quarter of fiscal 2000 the Company undertook many upgrades and other remediation activities to insure its clients would be Y2K compliant. Such activities were lower margin sales and impacted the overall margins during the current quarter.

         Selling and administration expenses increased $107,490 or about 19% for the current quarter compared to the same quarter of 1999. The increase was primarily attributable to additional sales and marketing expenses including recruitment of new sales people and attendance at tradeshows. Management anticipates increasing the level of sales and marketing expenditures in future quarters as the Company expands its sales and marketing activities related to the

                      CREATIVE COMPUTER APPLICATIONS, INC.


sale of its CIS products across a broader market. The Company has been engaged in strategic joint marketing alliances with other companies which has improved the Company's market penetration. Management views the near term outlook for the continued sale of CIS products cautiously during the first half of the 2000 fiscal year due to a general slowdown in the healthcare information systems industry associated with Y2K. The Company's future operating results could be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual periods.

         Research and Development expense increased $46,244 or about 32% for the current quarter as compared to the same quarter of 1999. The increase is attributable to additional personnel hired for the Company's product development activities. The Company continues to expend considerable resources on new product development and product enhancements which should continue for the foreseeable future. In addition, the Company has also initiated the design phase of new CIS products that will require increased development expenditures in future periods.

         As a result of the aggregate factors discussed above the Company earned net income of $157,332 or basic and diluted net income per share of $.05 and $.04 for the first fiscal quarter ended November 30, 1999 compared to $43,142 or basic and diluted net income per share of $.01 per share for the same quarter a year ago.

                         CAPITAL RESOURCES AND LIQUIDITY

         As of November 30, 1999, the Company's working capital amounted to $1,786,559 compared to $1,491,021 at August 31, 1999. The ratio of the Company's current assets to current liabilities was approximately 1.6 to 1 at November 30, 1999 compared to 1.5 to 1 at August 31, 1999.

         The Company's Balance Sheet has been affected by the inclusion of deferred revenues as a current liability which affects working capital ratios.

         The Company's bank line of credit as of November 30, 1999 amounted to approximately $800,000, of that amount $130,000 was outstanding as of that date. The Company's bank line contains certain financial ratio requirements. The Company was in compliance with the covenants and financial ratios required by its bank as of November 30, 1999.

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

YEAR 2000 COMPLIANCE

         Many computer systems and software products were coded to accept only two digit entries in the date code field. These code fields needed to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result some computer systems and software used by the Company and its clients needed to be upgraded to comply with such Year 2000 requirements. The Company expended considerable resources to review its products, systems and services and the computer systems and software products it sells in order to identify and modify those products, systems and services. The modifications associated with this effort did not have a material adverse effect on the Company's operating results.

                      CREATIVE COMPUTER APPLICATIONS, INC.


CLINICAL INFORMATION SYSTEMS

         The Company has been engaged in evaluating and modifying its CIS products for sometime and completed core modifications and testing for Year 2000 changes to CyberLAB II-Registered Trademark- and all software modifications were distributed to its clients beginning November 1998. CyberRAD-Registered Trademark- and MQA were designed to be Year 2000 compliant. CyberMED-TM- modifications and testing were completed in October 1999 and the modified Y2K compliant software was distributed to clients. Modifications were also made to the financial management system that were completed in March 1999 and released thereafter. The Company also evaluated communication interfaces it installed in order to determine in each individual case, whether the software was Year 2000 compliant, and undertook such modifications that were deemed to be necessary to be compliant. The Company was timely and on schedule in its efforts to effectuate the remaining modifications, testing and upgrade of its developed software applications to its clients.

         Some of the Company's clients required upgrades to their computers and/or operating systems, in order to operate the upgraded application software and otherwise be Year 2000 compliant. The Company had conducted a review of its client installations in order to determine their status and to advise clients as to what modifications should be undertaken. The Company's extended service agreements require that the client be responsible for the cost of any upgrades to their computers that may be required to operate upgraded or modified application software. Therefore, the Company was not required to bear the costs associated with this effort and instead derived revenues from the upgrades. The Company had identified the modifications and/or upgrades required by the vendors and assisted its clients in securing the necessary modifications and/or upgrades. The Company completed all necessary modifications in time for Y2K. As of this date no significant Y2K problems have been encountered.

IN HOUSE SYSTEMS AND COMPUTERS

         The Company conducted a review of the computers, systems and software that it utilizes internally to operate its business. It determined that some systems such as its accounting and voice mail systems required replacement since they are not modifiable. However, such systems were already due to be replaced because they were no longer adequate and were not being supported by their manufacturers. Prior to the end of the Company's 1999 fiscal year end the new accounting and voice mail systems were fully implemented and online. Other systems supported by their manufacturers were upgraded with Year 2000 modifications on a timely basis. Although the Company had to bear the cost of replacing non-compliant systems as anticipated, the aggregate expenditures were not material. The total cost of such replacements was approximately $70,000.

                      CREATIVE COMPUTER APPLICATIONS, INC.


                           PART II - OTHER INFORMATION

Items 1 through 5.  NOT APPLICABLE

Item 6.  EXHIBITS AND REPORTS ON FORMS 8-K

(a)      Exhibit 11 - Statement re: computation of per share earnings.
         Exhibit 27 - Financial Data Schedule.

(b) There were no reports filed on Form 8-K during the quarter ended November 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CREATIVE COMPUTER APPLICATIONS, INC.
------------------------------------
(Company)

Date  January 07, 2000                       /s/ Steven M. Besbeck
      ----------------                       -----------------------------------
                                             Steven. M. Besbeck, President
                                             Chief Executive Officer, Chief
                                             Financial Officer



Date  January 07, 2000                       /s/ Carol Bessel
      ----------------                       -----------------------------------
                                             Carol Bessel,
                                             Controller and Chief Accounting
                                             Officer