Form 10QSB
period 2000-02-29
CREATIVE COMPUTER APPLICATIONS INC
filed 2000-04-13
CIK 712815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____________ TO _______________


                         COMMISSION FILE NUMBER 0-12551

                      CREATIVE COMPUTER APPLICATIONS, INC.
-------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

               CALIFORNIA                                 95-3353465
-----------------------------------------        ------------------------------
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
                        Yes      X                 No
                            -----------               -----------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,159,925 common shares as of March 15, 2000.

         Transitional Small Business Disclosure Format (check one):
                        Yes                        No      X
                            -----------               -----------

                      CREATIVE COMPUTER APPLICATIONS, INC.

                                   FORM 10-QSB



                                    I N D E X
                                    ---------


PART I - FINANCIAL INFORMATION:                                                       PAGE
Condensed Balance Sheets at February 29, 2000 and August 31, 1999                       3

Condensed Statements of Operation for the three months ended February 29, 2000
and February 28, 1999                                                                   4

Condensed Statements of Operation for the six months ended February 29, 2000 and
February 28, 1999                                                                       5

Condensed Statements of Cash Flows for the six months ended February 29, 2000
and February 28, 1999                                                                   6

Notes to Condensed Financial Statements                                                 7

Management's Discussion and Analysis or Plan of Operation                               7


PART II - OTHER INFORMATION:

Items 1 through 6                                                                       9

Signatures                                                                             11

                      CREATIVE COMPUTER APPLICATIONS, INC.

                         PART 1 - FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS


                                                                                            FEBRUARY 29,              AUGUST 31,
                                                                                                2000                     1999      *
                                                                                        ------------------         -----------------
                                                                                            (UNAUDITED)
                                         ASSETS

CURRENT ASSETS:
     Cash                                                                               $          648,804         $        650,271
     Receivables                                                                                 2,563,445                2,895,947
     Inventories                                                                                   414,045                  419,557
     Prepaid expenses and other assets                                                             180,422                  152,676
     Deferred tax asset                                                                            639,500                  639,500
                                                                                        ------------------         ----------------

         TOTAL CURRENT ASSETS                                                                    4,446,216                4,757,951

PROPERTY AND EQUIPMENT, net                                                                        582,405                  579,949
INVENTORY OF COMPONENT PARTS                                                                       224,515                  254,515
CAPITALIZED SOFTWARE COSTS, net of accumulated
     amortization of $685,882 and $526,074                                                       1,307,703                1,272,690
INTANGIBLES, net                                                                                   203,431                  236,328
OTHER ASSETS                                                                                        26,584                   22,236
DEFERRED TAX ASSET                                                                                 449,000                  591,000
                                                                                        ------------------         ----------------

         TOTAL ASSETS                                                                   $        7,239,854         $      7,714,669
                                                                                        ==================         ================

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable to bank                                                              $          100,000         $        187,488
     Accounts payable                                                                              485,329                  497,768
     Accrued liabilities:
         Vacation Pay                                                                              205,429                  170,296
         Other                                                                                     237,964                  435,803
     Deferred service contract income                                                              740,556                  672,398
     Deferred revenue                                                                              815,227                1,303,177
                                                                                        ------------------         ----------------

                  TOTAL CURRENT LIABILITIES                                                      2,584,505                3,266,930

         TOTAL LIABILITIES                                                                       2,584,505                3,266,930
                                                                                        ------------------         ----------------

SHAREHOLDERS' EQUITY:
     Preferred shares, no par value; 500,000 shares
         authorized; no shares outstanding                                                               -                        -
     Common shares, no par value; 20,000,000 shares
         authorized; 3,150,925 and 3,106,925 shares
         outstanding                                                                             6,069,094                6,028,594
     Accumulated deficit                                                                        (1,413,745)              (1,580,855)
                                                                                        ------------------         ----------------

                  TOTAL SHAREHOLDERS' EQUITY                                                     4,655,349                4,447,739
                                                                                        ------------------         ----------------


                  TOTAL LIABLITIES AND SHAREHOLDERS' EQUITY                             $        7,239,854         $      7,714,669
                                                                                        ==================         ================


                       SEE NOTES TO FINANCIAL STATEMENTS.


* AS PRESENTED IN THE AUDITED FINANCIAL STATEMENTS

                      CREATIVE COMPUTER APPLICATIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                            THREE MONTHS ENDED FEBRUARY 28 & 29
                                                                                               2000                      1999
                                                                                        ------------------         -----------------
                                                                                                         (UNAUDITED)
NET SYSTEM SALES AND SERVICE REVENUE
     System sales                                                                       $        1,318,252      $       1,520,280
     Service revenue                                                                               742,783                709,275
                                                                                        ------------------      -----------------
                                                                                                 2,061,035              2,229,555

COST OF PRODUCTS AND SERVICES SOLD
     System sales                                                                                  685,815                645,712
     Service revenue                                                                               444,982                362,624
                                                                                        ------------------      -----------------
                                                                                                 1,130,797              1,008,336

     Gross profit                                                                                  930,238              1,221,219

OPERATING EXPENSES:
     Selling, general and administrative                                                           722,729                726,685

     Research and development                                                                      194,152                193,195
                                                                                        ------------------      -----------------

                                                                                                   916,881                919,880
                                                                                        ------------------      -----------------

     Operating income                                                                               13,357                301,339

INTEREST AND OTHER INCOME                                                                            7,471                  2,028

INTEREST EXPENSE                                                                        (            3,051)     (          11,979)

     Income before taxes on income                                                                  17,777                291,388

INCOME TAX PROVISION                                                                    (            8,000)     (           1,000)
                                                                                        -------------------     -----------------

NET INCOME                                                                              $            9,777      $         290,388
                                                                                        ==================      =================

EARNINGS PER COMMON SHARE (Note 2):

     Basic                                                                              $              .00      $             .10
     Diluted                                                                            $              .00      $             .10
                                                                                        ==================      =================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES AND COMMON STOCK
     EQUIVALENTS OUTSTANDING

     Basic                                                                                       3,135,758              2,920,740
     Diluted                                                                                     3,534,175              2,980,172
                                                                                        ==================         ==============


                       SEE NOTES TO FINANCIAL STATEMENTS.

                      CREATIVE COMPUTER APPLICATIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                    SIX MONTHS ENDED FEBRUARY 28 & 29
                                                                     2000                       1999
                                                              ------------------         -----------------
                                                                                            (UNAUDITED)
NET SYSTEM SALES AND SERVICE REVENUE
     System sales                                             $        3,114,592        $        2,727,886
     Service revenue                                                   1,452,630                 1,379,958
                                                              ------------------        ------------------
                                                                       4,567,222                 4,107,844

COST OF PRODUCTS AND SERVICES SOLD
     System sales                                                      1,606,854                 1,391,916
     Service revenue                                                     866,153                   720,068
                                                              ------------------        ------------------
                                                                       2,473,007                 2,111,984

     Gross profit                                                      2,094,215                 1,995,860

OPERATING EXPENSES:
     Selling, general and administrative                               1,401,155                 1,297,621

     Research and development                                            386,149                   338,948
                                                              ------------------        ------------------

                                                                       1,787,304                 1,636,569
                                                              ------------------        ------------------

     Operating income                                                    306,911                   359,291

INTEREST AND OTHER INCOME                                                 10,369                     2,606

INTEREST EXPENSE                                              (            8,171)       (           27,167)

     Income before taxes on income                                       309,109                   334,730

INCOME TAX PROVISION                                          (          142,000)       (            1,200)
                                                              ------------------        ------------------

NET INCOME                                                    $          167,109        $          333,530
                                                              ==================        ==================

EARNINGS PER COMMON SHARE (Note 2):
     Basic                                                    $              .05        $              .11
     Diluted                                                  $              .05        $              .11
                                                              =================         ==================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES AND COMMON STOCK
     EQUIVALENTS OUTSTANDING

     Basic                                                             3,129,342                 2,920,740
     Diluted                                                           3,525,864                 2,925,785
                                                              ==================        ==================


                       SEE NOTES TO FINANCIAL STATEMENTS.

                      CREATIVE COMPUTER APPLICATIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                                              SIX MONTHS ENDED FEBRUARY 28 & 29
                                                                                   2000                1999
                                                                             -------------         ------------

                                                                                                   (UNAUDITED)

OPERATING ACTIVITIES:
     Net income                                                              $     167,109         $    333,530
     Adjustments to reconcile net income
         to net cash provided by operating activities:
              Depreciation and amortization                                        338,189              286,166
              Provision for possible losses                                         20,992               36,844
              Deferred taxes                                                       142,000
     Changes in operating assets and liabilities:
              Receivables                                                          311,510         (    351,862)
              Inventories                                                            5,512               67,498
              Prepaid expenses and other assets                              (      33,006)        (     67,147)
              Accounts payable                                               (      12,439)        (     55,497)
              Accrued liabilities                                            (     582,498)             236,269
                                                                              -------------        ------------

         Net cash provided by
              operating activities                                                 357,369               485,801
                                                                             -------------         -------------

INVESTING ACTIVITIES
     Additions to property and equipment                                     (     117,028)        (     35,127)
     Capitalized software costs                                              (     194,820)        (    212,247)
                                                                              -------------         ------------
         Net cash used in investing
              activities                                                     (     311,848)        (    247,374)
                                                                              -------------         ------------

FINANCING ACTIVITIES:
     Additions to (payments on) notes payable, net                           (      87,488)        (    260,000)
     Decrease in capital lease obligations,
         net of payments                                                                 0         (      3,068)
     Exercise of Stock Options                                                      40,500                    -
                                                                             -------------         ------------
     Net cash used in financing activities                                   (      46,988)        (    263,068)
                                                                              -------------         ------------

NET DECREASE IN CASH                                                         (       1,467)        (     24,641)

Cash, beginning of period                                                          650,271              375,876
                                                                             -------------         ------------

Cash, end of period                                                          $     648,804         $    351,235
                                                                             =============         ============



                       SEE NOTES TO FINANCIAL STATEMENTS.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of February 29, 2000 and August 31, 1999, the results of its operations for the three months and six months ended February 29, 2000 and February 28, 1999, and cash flows for the six months ended February 29, 2000 and February 28, 1999.


NOTE 2. The Company accounts for its Earnings Per Share in accordance with SFAS No. 128, which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. All prior period weighted average and per share information has been restated in accordance with SFAS No. 128.


NOTE 3. The Company accounts for its software revenue recognition in accordance with Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2"). SOP 97-2 required the Company to change the method of recognizing revenue on software sales and related services, in accordance with SOP 97-2. The SOP requires companies to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed and determinable, and (iv) collectability is probable. The SOP also requires companies to allocate the fee on a multiple element contract between the various elements based on vendor-specific objective evidence of fair value.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         This following section of the report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.

         Since its inception the Company has provided enterprise systems consisting of its application software which it licenses, and servers and other computer hardware components that it sells to end users. Beginning in the first fiscal quarter ended November 30, 1999 the Company began to develop an application service provider (ASP) activity in its wholly owned subsidiary Xymed.com. The ASP will offer the Company's proprietary application software to clients on a monthly recurring charge basis. The servers that host the application software will also be provided by Xymed.com as well as data center services and application software support. The Company has invested considerable resources in developing its ASP offering and intends to make further investment before it begins operations. It is intended that Xymed.com will begin operations by the beginning of the Company's fourth fiscal quarter, until then the Company will be incurring startup expenses with no revenues to offset such expenses which will have a negative near term impact on earnings.


RESULTS OF OPERATIONS

         Sales for the second quarter of fiscal 2000 ended February 29, 2000 decreased by $168,520 or 8% compared to the same quarter of fiscal 1999. For the six-month period ended February 29, 2000 sales increased $459,378 or 11% compared to the same period in fiscal 1999. The Company has experienced a decrease in sales of CIS products which began in the fourth calendar quarter of 1999. Management believes that the general decrease is attributable to pre and post Y2K capital spending suspensions whereby most healthcare facilities focused on addressing critical Y2K compliance issues and suspended the acquisition of new systems and technology. This has affected the healthcare information systems industry and much has been published on point regarding the Y2K slowdown. However management has noted that as of the end of March 2000 the Company has experienced a marked increase in new sales activities and believes that the industry is starting to consider the acquisition of new CIS systems and other related technology.

         When analyzed by product category for the quarter and six month periods, sales of Clinical Information Systems (CIS) decreased $55,585 or 5% and increased $652,984 or 30% respectively, sales of data acquisition products decreased $146,444 or 51% and $266,278 or 47% respectively, and service revenues increased by $33,509 or 5% and $72,672 or 5% respectively. The decrease in revenues associated with the Company's CIS products was primarily attributable to the general market conditions discussed above, and the increase for the year to date is attributable to higher sales in CIS products in the first quarter of fiscal 2000. The decrease in the sale of data acquisition products is primarily attributable to a lesser number of units shipped to OEM customers, and the decrease in CIS sales. The increase in service revenues was attributable to a greater number of customer sites on contract. As discussed above the Company and most of its industry group have experienced a decrease in sales of CIS products attributable to Y2K issues. Management believes this trend will continue until the second half of the current calendar year.

         Cost of sales for the second quarter and six month period ended February 29, 2000 increased by $122,461 or 12% and increased by $361,023 or 17% respectively as compared to the same quarter and six month period of 1999. For the quarter and six month period the increase in costs of sales was primarily attributable to an increase in labor costs of $98,995 or 24% and $214,015 or 26% respectively, and increases in other costs of $97,884 or 31% and $170,766 or 24% respectively. The increases were partially offset by decreases in material costs of $74,418 or 28% and $23,758 or 4% respectively. The overall decreases in material costs were attributable to a decrease in CIS sales during the quarter and six month period. For the current quarter and six month period ended February 29, 2000, cost of sales as a percentage of sales increased to 55% from 45% and increased to 54% from 51% respectively. These increases were attributable to higher expenses as noted above. A portion of the aggregate increases amounting to approximately $100,000 was attributable to start up expenses for the Company's ASP activities described above.

         Selling and administration expenses decreased $3,956 or about 1% and increased $103,534 or 8% in comparing the current quarter and six months ended February 29, 2000 with the same periods of fiscal 1999. The increase was primarily attributable to planned expenditures in sales and marketing associated with the Company's CIS products. Management anticipates the increased level of sales and marketing expenditures to continue in the second half of fiscal 2000 as the Company expands its sales and marketing activities related to the sale of its CIS products for its enterprise systems and for the launch of its ASP activities. During the current fiscal quarter the Company recruited a new director of marketing and restructured its sales and marketing departments into two distinct groups. Subsequent to the end of the fiscal quarter, John R. Murray, Vice President of Sales and Business Development resigned and was replaced by Christopher Coleman as Director of Sales.

         Research and Development expense increased $957 or 1% and $47,201 or 14% for the current quarter and six months ending February 29, 2000 compared to the same periods of fiscal 1999. The increase is attributable to additional personnel hired for the Company's product development activities which should continue for the foreseeable future. In addition, the Company has also initiated the design phase of new CIS products that will require increased development expenditures in future periods.

         As a result of the aggregate factors discussed above the Company earned net income of $9,777 or basic and diluted net income per share of $.00 and $167,109 or basic and diluted net income of $.05 per share for the current quarter and six month period ending February 29, 2000 compared to the net income of $290,388 or basic and diluted net income per share of $.10 and a net income of $333,530 or basic and diluted income per share of $.11 in the comparable quarter and six month period one year ago. For comparative purposes the Company's earnings in the current quarter and six month periods are fully taxable as compared to the comparable periods presented one year ago where there was a nominal tax provision required.


                         CAPITAL RESOURCES AND LIQUIDITY

         As of February 29, 2000, the Company's working capital amounted to $1,861,711 compared to $1,491,021 at August 31, 1999. The ratio of the Company's current assets to current liabilities was approximately 1.7 to 1 at February 29, 2000 compared to 1.5 to 1 at August 31, 1999.

         The Company's Balance Sheet has been affected by the inclusion of deferred revenues as a current liability which affects working capital ratios.

         The Company's bank line of credit as of February 29, 2000 amounted to approximately $1,100,000, of which $100,000 was outstanding as of that date. The Company was in compliance with all covenants and financial ratios required by its bank as of February 29, 2000. The Company extended its line of credit with the bank, which is now due on February 1, 2001.

         The Company believes that its cash flows from operations together with its bank credit facilities should be sufficient to fund its working capital requirements for its 2000 fiscal year.


                   SEASONALITY, INFLATION AND INDUSTRY TRENDS

         The Company sales are generally lower in the summer and higher in the fall and winter. Inflation has had no material effect on the Company business since the Company has been able to adjust the prices of its products and services. Management believes that most phases of the healthcare segment of the computer systems industry will continue to be competitive and that the changes taking place in healthcare will have a long term positive impact on its business. In addition, management believes that the industry will experience more significant technological advances which will improve the quality of service and reduce costs. The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings, and by constantly enhancing its software applications. As discussed above the healthcare information systems industry has experienced a slow down as a result of Y2K and is expected to rebound in the second half of the 2000 calendar year.

                           PART II - OTHER INFORMATION

ITEMS 1 THROUGH 3.  NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Company held an Annual Meeting of Shareholders on March 3, 2000.

(b) The following Directors, all of whom were incumbents, were reelected to the five member Board at the March 3, 2000 meeting:

                                                   FOR                    WITHHELD

         Bruce M. Miller                         2,590,090                 25,526
         Steven M. Besbeck                       2,590,090                 25,526
         James R. Helms                          2,590,090                 25,526
         Lawrence S. Schmid                      2,590,090                 25,526
         Robert S. Fogerson, Jr.                 2,590,090                 25,526

(c) The only matter voted upon at the March 3, 2000 Annual Meeting was the ratification of BDO Seidman, LLP as the Company's auditors by a vote of 2,603,376 for, 6,460 against, 5,780 abstaining, and 0 non-votes.

(d)      Not applicable.


ITEM 5.  NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K


(a)      Exhibit 11 - Statement re: computation of per share earnings.
         Exhibit 27 - Financial Data Schedule.

(b) There were no reports filed on Form 8-K during the quarter ended February 29, 2000.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CREATIVE COMPUTER APPLICATIONS, INC.
(Company)


DATE:    April 13, 2000                          /s/  Steven M. Besbeck
         ---------------------------         -----------------------------------
                                             Steven. M. Besbeck, President
                                             Chief Executive Officer, Chief
                                             Financial Officer



DATE:    April 13, 2000                          /s/  Carol Bessel
         ---------------------------         -----------------------------------
                                             Carol Bessel
                                             Controller and Chief
                                             Accounting Officer