Form 10QSB
period 2000-05-31
CREATIVE COMPUTER APPLICATIONS INC
filed 2000-07-19
CIK 712815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB



(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____________ TO _______________


                         COMMISSION FILE NUMBER 0-12551

                      CREATIVE COMPUTER APPLICATIONS, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                           95-3353465
-------------------------------                            -------------------
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
                   Yes  X                 No
                       ---                   ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,177,325 common shares as of June 28, 2000.


         Transitional Small Business Disclosure Format (check one):
                   Yes                    No  X
                       ---                   ---

                      CREATIVE COMPUTER APPLICATIONS, INC.

                                   FORM 10-QSB

                                    I N D E X
                                    ---------


PART I - FINANCIAL INFORMATION:                                       PAGE

Condensed Balance Sheets at May 31, 2000 and August 31, 1999            3

Condensed Statements of Operations for the three months ended
  May 31, 2000 and May 31, 1999                                         4

Condensed Statements of Operations for the nine months ended
  May 31, 2000 and May 31, 1999                                         5

Condensed Statements of Cash Flows for the nine months ended
  May 31, 2000 and May 31, 1999                                         6

Notes to Condensed Financial Statements                                 7

Management's Discussion and Analysis or Plan of Operation               7


PART II - OTHER INFORMATION:

Items 1 through 6                                                      10

Signatures                                                             10

                      CREATIVE COMPUTER APPLICATIONS, INC.

                         PART 1 - FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS

                                                                   MAY 31,       AUGUST 31,
                                                                    2000            1999*
                                                                 -----------    -----------
                                                                 (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
     Cash                                                        $   493,676    $   650,271
     Receivables                                                   1,679,179      2,895,947
     Inventories                                                     357,622        419,557
     Prepaid expenses and other assets                               167,657        152,676
     Deferred tax asset                                              639,500        639,500
                                                                 -----------    -----------

         TOTAL CURRENT ASSETS                                      3,337,634      4,757,951

PROPERTY AND EQUIPMENT, net                                          552,910        579,949
INVENTORY OF COMPONENT PARTS                                         250,850        254,515
CAPITALIZED SOFTWARE COSTS, net of accumulated
     amortization of $808,496 and $526,074                         1,281,348      1,272,690
INTANGIBLES, net                                                     186,984        236,328
OTHER ASSETS                                                          15,626         22,236
DEFERRED TAX ASSET                                                   591,000        591,000
                                                                 -----------    -----------

         TOTAL ASSETS                                            $ 6,216,352    $ 7,714,669
                                                                 ===========    ===========


                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable to bank                                       $    70,000    $   187,488
     Accounts payable                                                212,102        497,768
     Accrued liabilities:
         Vacation Pay                                                197,999        170,296
         Other                                                       131,479        435,803
     Deferred service contract income                                805,580        672,398
     Deferred revenue                                                584,384      1,303,177
                                                                 -----------    -----------

         TOTAL CURRENT LIABILITIES                                 2,001,544      3,266,930


SHAREHOLDERS' EQUITY:
     Preferred shares, no par value; 500,000 shares
         authorized; no shares outstanding
     Common shares, no par value; 20,000,000 shares
         authorized; 3,177,325 and 3,106,925 shares
         outstanding                                               6,092,144      6,028,594
     Accumulated deficit                                          (1,877,336)    (1,580,855)
                                                                 -----------    -----------


         TOTAL SHAREHOLDERS' EQUITY                                4,214,808      4,447,739
                                                                 -----------    -----------


         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $ 6,216,352    $ 7,714,669
                                                                 ===========    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.


* AS PRESENTED IN THE AUDITED FINANCIAL STATEMENTS

                      CREATIVE COMPUTER APPLICATIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED MAY 31
                                                             2000           1999
                                                         -----------    -----------
                                                                 (UNAUDITED)
NET SYSTEM SALES AND SERVICE REVENUE (Note 3)
     System sales                                        $   495,655    $ 1,641,849
     Service revenues                                        813,713        710,774
                                                         -----------    -----------
                                                           1,309,368      2,352,623

COST OF PRODUCTS AND SERVICES SOLD
     System sales                                            526,074        757,257
     Service revenue                                         418,886        392,736
                                                         -----------    -----------
                                                             944,960      1,149,993

     Gross profit                                            364,408      1,202,630

OPERATING EXPENSES:
     Selling, general and administrative                     760,138        729,070

     Research and development                                212,886        191,964
                                                         -----------    -----------

                                                             973,024        921,034
                                                         -----------    -----------

     Operating income (Loss)                                (608,616)       281,596

INTEREST AND OTHER INCOME                                      5,390          4,694

INTEREST EXPENSE                                              (2,365)        (7,268)
                                                         -----------    -----------


     Income (Loss) before income tax benefit (expense)      (605,591)       279,022

INCOME TAX BENEFIT (EXPENSE)                                 142,000         (1,200)
                                                         -----------    -----------

NET INCOME (LOSS)                                        ($  463,591)   $   277,822
                                                         ===========    ===========


EARNINGS (LOSS) PER COMMON SHARE (Note 2):

     Basic                                               ($      .15)   $       .09
                                                         -----------    -----------
     Diluted                                             ($      .15)   $       .08
                                                         -----------    -----------

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES AND COMMON STOCK
     EQUIVALENTS OUTSTANDING

     Basic                                                 3,166,425      2,978,448
     Diluted                                               3,166,425      3,410,965
                                                         ===========    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                      CREATIVE COMPUTER APPLICATIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                          NINE MONTHS ENDED MAY 31
                                                             2000           1999
                                                         -----------    -----------
                                                                (UNAUDITED)

NET SYSTEM SALES AND SERVICE REVENUE (Note 3)
     System sales                                        $ 3,610,247    $ 4,369,735
     Service revenues                                      2,266,343      2,090,732
                                                         -----------    -----------
                                                           5,876,590      6,460,467

COST OF PRODUCTS AND SERVICES SOLD
     System sales                                          2,132,928      2,149,173
     Service revenue                                       1,285,039      1,112,804
                                                         -----------    -----------
                                                           3,417,967      3,261,977

     Gross profit                                          2,458,623      3,198,490

OPERATING EXPENSES:
     Selling, general and administrative                   2,161,293      2,026,691

     Research and development                                599,035        530,912
                                                         -----------    -----------

                                                           2,760,328      2,557,603
                                                         -----------    -----------

     Operating income (Loss)                                (301,705)       640,887

INTEREST AND OTHER INCOME                                     15,759          7,300

INTEREST EXPENSE                                             (10,536)       (34,435)
                                                         -----------    -----------
     Income (Loss) before income tax benefit (expense)      (296,482)       613,752

INCOME TAX BENEFIT (EXPENSE)                                       0         (2,400)
                                                         -----------    -----------

NET INCOME (LOSS)                                        ($  296,482)   $   611,352
                                                         ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE (Note 2):
     Basic                                               ($      .09)   $       .21
                                                         -----------    -----------
     Diluted                                             ($      .09)   $       .19
                                                         -----------    -----------

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES AND COMMON STOCK
     EQUIVALENTS OUTSTANDING

     Basic                                                 3,141,703      2,939,976
     Diluted                                               3,141,703      3,152,824
                                                         ===========    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.

                      CREATIVE COMPUTER APPLICATIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                        NINE MONTHS ENDED MAY 31
                                                            2000         1999
                                                         ---------    ---------
                                                               (UNAUDITED)

OPERATING ACTIVITIES:
     Net income (Loss)                                   ($296,482)   $ 611,352
     Adjustments to reconcile net income (Loss)
         to net cash provided by operating activities:
              Depreciation and amortization                480,693      445,543
              Provision for possible losses                 39,583       63,408
     Changes in operating assets and liabilities:
              Receivables                                  177,185     (874,572)
              Inventories                                   65,600       83,376
              Prepaid expenses and other assets             (8,371)     (97,669)
              Accounts payable                            (285,666)      12,521
              Accrued liabilities                         (862,232)     743,962
                                                         ---------    ---------

         Net cash provided by
              operating activities                         310,310      987,921
                                                         ---------    ---------

INVESTING ACTIVITIES
     Additions to property and equipment                  (121,887)    (179,689)
     Capitalized software costs                           (291,080)    (315,318)
                                                         ---------    ---------
         Net cash used in investing
              activities                                  (412,967)    (495,007)
                                                         ---------    ---------

FINANCING ACTIVITIES:
     Additions to (payments on) notes payable, net        (117,488)    (252,511)
     Exercise of Stock Options & Stock Issuances            63,550      150,040
                                                         ---------    ---------
         Net cash used in financing activities             (53,938)    (102,471)
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                           (156,595)     390,443

Cash, beginning of period                                  650,271      375,876
                                                         ---------    ---------

Cash, end of period                                      $ 493,676    $ 766,319
                                                         =========    =========


                       SEE NOTES TO FINANCIAL STATEMENTS.

                      CREATIVE COMPUTER APPLICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 2000, the results of its operations for the three months and nine months ended May 31, 2000 and 1999, and cash flows for the nine months ended May 31, 2000 and May 31, 1999. These results have been determined on the basis of generally accepted accounting principals and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-KSB for the fiscal year end August 31, 1999.

         The results of operations for the three months and nine months ended May 31, 2000 are not necessarily indicative of the results to be expected for any other period or for the entire year.


NOTE 2. The Company accounts for its Earnings Per Share in accordance with SFAS No. 128 which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants; to issue common stock were exercised or converted into common stock. For the nine months ended May 31, 2000, the Company did not include any potential diluted shares as inclusion would be anti-dilutive.


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

         During fiscal 1999 and into it's first fiscal quarter of 2000 the Company experienced a strong period of sales growth partially fueled by Y2K compliance issues and several large CIS transactions. As a result a large backlog of installations was built up that carried forward into the Company's second fiscal quarter of 2000. However, the Company began to experience a decrease in orders of CIS products in the fourth calendar quarter of 1999 (the Company's second fiscal quarter). Management believes that the general decrease is attributable to post Y2K capital spending suspensions whereby most healthcare facilities focused on addressing critical Y2K compliance issues and suspended the acquisition of new systems and technology. This has affected the healthcare information systems industry in general and much has been published on point regarding the slowdown. However management has noted that as of the end of March 2000 the Company had experienced a marked increase in new sales activities and believes that the industry is starting to recover from its slowdown. Additionally the Company's pipeline of new CIS transactions has begun to build back to historical levels. Management believes the industry and the market for CIS products will recover but is cautious about the near term. Accordingly management has taken aggressive action to respond to the current market conditions and is keeping a tight reign on staffing and other expenses.

         Since its inception the Company has provided enterprise systems consisting of its application software which it licenses, and servers and other computer hardware components that it sells to end users. Beginning in the first fiscal quarter ended November 30, 1999 the Company began to develop an application service provider (ASP) activity in its wholly owned subsidiary Xymed.com. The ASP will offer the Company's proprietary application software to clients on a

                      CREATIVE COMPUTER APPLICATIONS, INC.

monthly recurring charge basis. The servers that host the application software will also be provided by Xymed.com as well as data center services and application software support. The Company has invested considerable resources in developing its ASP offering and intends to make further investment before it begins operations. Due to technical issues encountered the project has taken longer to complete than was originally projected. It is now intended that Xymed.com will begin operations in the Company's first fiscal quarter of 2001, until then the Company continues to incur additional startup expenses with no revenues to offset such expenses. Such expenses are included in cost of sales systems which has resulted in a decrease of the gross margin. These costs will continue to have a negative impact on earnings until revenues are generated.

         During the third fiscal quarter, the Company conducted a routine review of its business and product offerings and made the decision to discontinue a system for blood banking that it had previously developed. Such products are subject to FDA regulations, which require on going compliance issues that carry substantial expense. Although the Company believed its blood bank system would meet FDA regulations, the potential return on its investment due to market opportunity was negative. Accordingly management determined it was not financially viable to continue to develop and maintain the blood bank product and ceased offering the product for sale and providing support. Instead the Company entered into a strategic marketing agreement with the leading blood bank system vendor to provide its products when such are required. In view of this decision the Company is taking a charge of approximately $150,000 in the current quarter including the write-off of capitalized software relating to the blood bank product to recognize its discontinuance.


RESULTS OF OPERATIONS

         Sales for the third quarter of fiscal 2000 ended May 31, 2000 decreased by $1,043,255 or 44% compared to the same quarter of fiscal 1999. For the nine-month period ended May 31, 2000 sales decreased $583,877 or 9% compared to the same period in fiscal 1999 (the Company's second fiscal quarter). The Company has experienced a decrease in sales of CIS products which began in the fourth calendar quarter of 1999. Management believes that the general decrease is attributable to pre and post Y2K capital spending suspensions discussed above.

         When analyzed by product category for the quarter and nine month periods, sales of Clinical Information Systems (CIS) decreased $1,065,004 or 75% and $412,020 or 12% respectively, sales of data acquisition products decreased $81,190 or 35% and $347,468 or 44% respectively, and service revenues increased by $102,939 or 14% and $175,611 or 8% respectively. The decrease in revenues associated with the Company's CIS products was primarily attributable to the general market conditions discussed above. The decrease in the sale of data acquisition products is primarily attributable to a lesser number of units shipped to OEM customers, and the decrease in CIS sales. The increase in service revenues was attributable to a greater number of customer sites on contract. As discussed above, the Company and most of its industry group have experienced a decrease in sales of CIS products attributable to Y2K issues. Management believes this trend will continue until the second half of the current calendar year.

         Cost of sales for the third quarter and nine month period ended May 31, 2000 decreased by $205,033 or 18% and increased by $155,990 or 5% respectively as compared to the same quarter and nine month period of 1999. For the quarter and nine month period the increase in costs of sales was primarily attributable to the increase in labor costs of $69,786 or 16% and $283,801 or 23%, respectively, which was offset by a decrease in material costs of $256,178 or 83% and $279,936 or 31% respectively, and decreases in other costs of $18,641 or 5% and increase of $152,125 or 14% respectively. The overall decreases in material costs were attributable to a decrease in CIS sales during the periods. For the current quarter and nine month period ended May 31, 2000, cost of sales as a percentage of sales increased to 72% from 49% and increased to 58% from 50% respectively. These increases were primarily attributable to fixed labor costs, inclusion of startup expenses for the Company's ASP activities and the one time charge of approximately $150,000 write-off of capitalized software and other expenses relating to the discontinued internal blood bank product as discussed above. Due to these increases in cost of sales, the Company suffered a decrease in gross margin.

         Selling and administration expenses increased $31,068 or about 4% and $134,602 or 7% in comparing the current quarter and nine months ended May 31, 2000 with the same periods of fiscal 1999. The increase was primarily attributable to planned expenditures in sales and marketing associated with the Company's CIS products. Management anticipates the increased level of sales and marketing expenditures to continue in the last quarter of fiscal 2000 as the Company expands its sales and marketing activities related to the sale of its CIS products for its enterprise systems and for the launch of its ASP activities.

                      CREATIVE COMPUTER APPLICATIONS, INC.

         Research and Development expense increased $20,922 or 11% and $68,123 or 13% for the current quarter and nine months ending May 31, 2000 compared to the same periods of fiscal 1999. The increases are attributable to additional personnel hired for the Company's product development activities which should continue for the foreseeable future. In addition, the Company has also initiated the design phase of new CIS products that will require increased development expenditures in future periods.

         As a result of the aggregate factors discussed above the Company had a net loss of $463,591 or basic and diluted loss per share of $.15 and $296,482 or basic and diluted loss per share of $.09 for the current quarter and nine month period ending May 31, 2000 compared to net income of $277,822 or basic and diluted net income per share of $.09 and $.08 respectively, and a net income of $611,352 or basic and diluted net income per share of $.21 and $.19 respectively, in the comparable quarter and nine month period one year ago.


                         CAPITAL RESOURCES AND LIQUIDITY

         As of May 31, 2000, the Company's working capital amounted to $1,336,090 compared to $1,491,021 at August 31, 1999. The ratio of the Company's current assets to current liabilities was approximately 1.7 to 1 at May 31, 2000 compared to 1.5 to 1 at August 31, 1999.

         The Company's bank line of credit as of May 31, 2000 amounted to approximately $1,100,000, of which $70,000 was outstanding as of that date. The Company was in compliance with all covenants and financial ratios required by its bank as of May 31, 2000. The Company extended its line of credit with the bank, which is now due on February 1, 2001.

         The Company believes that its cash flows from operations together with its bank credit facilities should be sufficient to fund its working capital requirements for the next 12 months.


                   SEASONALITY, INFLATION AND INDUSTRY TRENDS

         The Company sales are generally lower in the summer and higher in the fall and winter. Inflation has had no material effect on the Company business since the Company has been able to adjust the prices of its products and services. Management believes that most phases of the healthcare segment of the computer systems industry will continue to be competitive and that the changes taking place in healthcare will have a long term positive impact on its business. In addition, management believes that the industry will experience more significant technological advances which will improve the quality of service and reduce costs. The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings, and by constantly enhancing its software applications. As discussed above, the healthcare information systems industry has experienced a slow down as a result of Y2K and is expected to rebound in the second half of the 2000 calendar year.

                      CREATIVE COMPUTER APPLICATIONS, INC.

                           PART II - OTHER INFORMATION


ITEMS 1 THROUGH 5.  NOT APPLICABLE.


ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K

(a)      Exhibit 11 - Statement re: computation of per share earnings.
         Exhibit 27 - Financial Data Schedule.

(b)      There were no reports filed on Form 8-K during the quarter ended May
         31, 2000.



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CREATIVE COMPUTER APPLICATIONS, INC.
(Company)



DATE:    July 19, 2000                         /s/  Steven M. Besbeck
         ------------------                -----------------------------------
                                           Steven. M. Besbeck, President
                                           Chief Executive Officer, Chief
                                           Financial Officer




DATE:    July 19, 2000                         /s/  Ana Villafane
         ------------------                -----------------------------------
                                           Ana Villafane
                                           Controller  and  Chief  Accounting
                                           Officer