Form 10KSB
period 2000-08-31
CREATIVE COMPUTER APPLICATIONS INC
filed 2000-11-22
CIK 712815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ____________ to _______________

                         Commission file number 0-12551


                      CREATIVE COMPUTER APPLICATIONS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

         California                                              95-3353465
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

         26115-A Mureau Road
        Calabasas, California                                          91302
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number:                                       (818) 880-6700
                                                                 --------------

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year ended August 31, 2000 were $7,224,398

As of November 17, 2000, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $1,800,000.

As of November 17, 2000, the Company had 3,173,575 shares of its common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11 and 12 of Part III of this report are hereby incorporated by reference from the Company's Fiscal 2000 Definitive Proxy Statement which will be filed within 120 days of the end of the Company's fiscal year.

Transitional Small Business Disclosure (check one):
                                            Yes         No  X
                                               -----      -----

                                     PART I


ITEM 1. BUSINESS.

     The following report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.

BUSINESS DESCRIPTION

     Creative Computer Applications, Inc. (CCA or the Company) develops, assembles, markets, installs, and services computer based Clinical Information Systems (CIS) for use in hospitals, clinics, reference laboratories, and other healthcare institutions. Clinical information is data that is gathered concerning each individual patient's health condition, diagnosis, and treatment that are used by doctors, nurses and other healthcare providers. CCA's products are used to provide automation of patient centered clinical information that facilitates the operation of clinical departments and allows the rapid recording and processing of information that can be communicated, documented, and delivered to healthcare providers.

     Currently, CCA markets a Laboratory Information System under the name CyberLAB II-Registered Trademark-, a Pharmacy Information System under the name CyberMED-Registered Trademark-, a Radiology Information System under the name CyberRAD-Registered Trademark-, and other related application modules. Additional application software products are in development or are planned to be developed in the future. The Company is also actively developing an application service provider (ASP) capability in its wholly-owned subsidiary Xymed.com. In addition, CCA is seeking to license or acquire other synergistic software products and operating businesses to add to its expanding product and service activities. The general offices and operational headquarters are located at 26115-A Mureau Road, Calabasas, CA 91302. The telephone number is 818/880-6700.

     The Company's business consists of four operational areas: (1) Clinical Information Systems products, (2) service of its client's installations, (3) ASP services, and (4) data acquisition products. Product lines consist of Laboratory Information Systems, Pharmacy Information Systems, Radiology Information Systems, Mammography Reporting and Tracking Systems, and Data Acquisition products. The Company sells its products and systems directly through its own sales force and through joint marketing relations with other companies.

HISTORY AND BUSINESS DEVELOPMENT

     Since its inception as a California corporation in 1978, the Company has been primarily engaged in the development, marketing, installation, and service of Clinical Information Systems that automate the collection and management of patient centered clinical data for the healthcare industry. As of August 31, 2000, the Company supported approximately 580 active application installations that are used in 523 client sites.

     The percentage of the Company's net sales attributable to the sale, licensure, and implementation of Clinical Information Systems, including data acquisition product sales, accounted for approximately 56% of total revenues in fiscal 2000, 69% in fiscal 1999, and 64% in fiscal 1998. Management believes that the percentage of the Company's net sales attributable to its sales of Clinical Information Systems activities will continue at a similar rate in fiscal 2001. It also expects that its service revenues, which accounted for 44% of total revenues in the current fiscal year, will grow and become a more significant activity.

     By automating the collection and organization of patient centered clinical data, the Company's Clinical Information Systems reduce operating costs, improve patient care, and increase the efficiency of healthcare providers. In recent years, the healthcare industry has come under increasing pressure to control costs from government regulatory agencies and third party payers of medical expenses, as well as from increased competition in the healthcare industry. The need to contain healthcare costs has led to pressure to either decrease or control the costs of the various components of healthcare. Management believes the pressure to contain healthcare costs can be expected to increase in the foreseeable future.

     Since 1992, the Company has pursued the development of new products and services to expand the Company's business to encompass other products that service other clinical departments in hospitals and multi-specialty clinics. The Company has developed a Web-gateway, which provides access to its existing products so that physicians and nurses can easily utilize them from virtually anywhere in the world, and is continuing to build upon this technology platform in order to deploy other functionality.

     In September 1999 the Company formed a wholly owned subsidiary, Xymed.com, which it is developing as an Application Service Provider (ASP) and a provider of data center outsourcing services. Initially, Xymed.com will offer the Company's clinical information systems products to clients via private dedicated wide area networks and over the Internet. In the future, Xymed.com will also host and manage other vendor's applications. As an ASP, Xymed.com will provide software-based services to clients on a fee for service basis, which will eliminate a good portion of the hardware costs for servers and related equipment. Clients will make no capital outlays for servers or software, but will instead pay a monthly subscription fee for the services. In addition, Xymed.com's staff at the Company's data center will perform the operational information technology functions normally associated with an installation.

     The formation of Xymed.com as an ASP is a logical evolution of the Company's web strategy and is in response to inquiries by existing and potential clients that want to reduce their information technology expenses while extending their clinical information to a broader constituency. The Company has expended significant effort on the development of Xymed.com and believes it has addressed the technological issues that will enable it to begin successful operation. Xymed.com was formed to solely focus on providing application services and outsourcing, and may, in the future, seek capital in order to pursue an independent business strategy.

The Company's fiscal 2000 revenues and earnings showed a marked decrease compared to its 1999 fiscal year which was primarily attributable to an industry wide post Year 2000 slowdown and uncertainties related to the Health Insurance Accountability and Portability Act (HIPAA). During fiscal 1999, and into the first fiscal quarter of 2000, the Company experienced a strong period of sales growth partially fueled by Y2K compliance issues and several large CIS transactions. As a result, a large backlog of installations was built up that carried forward into the Company's second fiscal quarter of 2000. However, the Company began to experience a decrease in orders of CIS products in the fourth calendar quarter of 1999. Management believes that the general decrease is attributable to post Y2K capital spending suspensions, whereby most healthcare facilities focused on addressing critical Y2K compliance issues and suspended the acquisition of new systems and technology. This has affected the healthcare information systems industry in general and much has been published on point regarding the slowdown.

However, the Company began to experience an increase in new sales activities during the second half of its 2000 fiscal year and believes that the industry is starting to recover from its slowdown. Additionally the Company's pipeline of new CIS transactions has begun to build back to historical levels. Management believes the industry and the market for CIS products will recover but is cautious about its core business activities until it has a clearer vision ahead. Accordingly, management has taken aggressive action to respond to the current market conditions and is keeping a tight reign on staffing and other expenses. In addition to the post Y2K slowdown, the entire industry has been concerned with the potential effects of HIPAA on all healthcare systems.

In order to address issues brought about by the HIPAA regulations, the Company is currently preparing for compliance issues as the regulations become available. Provisions of HIPAA are intended to ensure patient confidentiality for all health care related information. The requirements of HIPAA apply to any entity storing and/or transmitting patient identifiable information on electronic media. This affects virtually all health care organizations, from physicians and insurance companies to health care support organizations. Certain safeguards will be required to accurately insure the security of patient data. This will include more robust audit trails and tiered/structured password security when accessing patient data. CCA plans on providing its client base with application enhancements that will assist its clients in adhering to HIPAA regulations. In addition, the Company is employing high-level encryption technology in its ASP offerings.

CLINICAL INFORMATION SYSTEMS

     For clinical laboratories, the Company has integrated its software applications and data acquisition technology into Laboratory Information Systems, which are sold under its tradename CyberLAB II-Registered Trademark-. The Company offers systems on Compaq-Registered Trademark- and IBM-Registered Trademark- computers and licenses its application software to end users that may have their own computers. Extensive applications for a wide variety of laboratory testing, compliance, and quality control procedures, including hematology, immunology, chemistry, microbiology, drug testing, toxicology, urinalysis, and cytology testing, are available with the Company's systems. File management, database management, bedside specimen collections, remote communications, and financial management, including billing and accounts receivable options, are also available.

         The Company's systems are highly scaleable, enabling a wide range of users to employ them. The Company's systems are designed around flexible parameterized software, which enables the customer to tailor the software for its individual needs. The Company's Laboratory Information Systems are used by laboratories testing up to 15,000 patient samples a day, which includes approximately 95% of the clinical laboratory market.

     CyberLAB II-Registered Trademark-, CyberMED-Registered Trademark-, and CyberRAD-Registered Trademark- all operate under UNIX and are sold independently, or as an integrated turnkey system, and may be networked together or become part of an enterprise-wide network. In fiscal 2000, the Company developed many new features and enhancements to CyberLAB II-Registered Trademark-. The Company also continued to make enhancements to a new anatomical pathology system that can be used as a stand-alone or integrated with CYBERLAB II-Registered Trademark-, and a Web-server that provides access to its applications via Internet or Intranet.

     The Company's Pharmacy Information Systems, which are sold under the trademark CyberMED-Registered Trademark- integrate inpatient, outpatient, and long term care applications into a highly integrated software product. CyberMED-Registered Trademark- integrates unit dose, IVPB/TPN, controlled substances, floor stock, inventory control, and kinetics functions. It performs labor-intensive operations such as patient profiling, medication administration reporting, drug inventory control, drug interactions, and patient billing. An optional purchasing module can electronically place orders with suppliers and determine the fastest moving drugs, as well as track drug usage and costs. CyberMED-TM- supports several third party database services for integrated drug interactions, pricing, and patient informational disclosures that are required by regulation.

     CyberRAD-Registered Trademark-, the Company's Radiology Information System, is also hybrid in its design which allows its employment in inpatient and outpatient settings. Applications include extensive scheduling, reporting, film tracking, transcription, and clinical functionality. MQA, a mammography reporting and tracking system acquired by the Company during fiscal 1998, has been integrated into CyberRAD-Registered Trademark-. MQA can also be sold as a stand-alone system, and meets FDA guidelines for Mammography Quality Assurance.

     The Company's Clinical Information Systems support extensive communication capabilities to both Hospital Information Systems and Clinical Information Systems, for which the Company has developed over one hundred system-to-system communication interfaces for a variety of settings. The Company's Clinical Information Systems support networking capabilities and are employed in many settings that consist of multiple sites. In addition, different types of enterprises, such as hospital and affiliated outpatient clinics, can use the Company's systems to integrate their activities together. The communication interfaces often support bi-directional data communications, whereby demographic and test order requests are transmitted to the Clinical Information Systems and, in turn, billing information and test results are re-transmitted to the host system. The Company's Clinical Information Systems support their own order communications and test result subsystems that have been employed in other accounts that have relied on the Clinical Information System's communications capabilities. Management believes that communications to other systems allowing connectivity between clinical systems, such as CyberLAB II-Registered Trademark-, CyberMED-Registered Trademark-, and CyberRAD-Registered Trademark-, and administrative information systems, are very important functional requirements in the marketability of its products. The Company has focused considerable attention on the communication, networking, and connectivity capabilities of its products, and plans to further develop these capabilities as opportunities present themselves.

     The Company has developed standard seamless integration and network connectivity for all its products through user selected network topologies (Ethernet), network protocols (TCP/IP, IPX/SPX), and network operating systems (Novell-Registered Trademark-, LAN Manager-Registered Trademark-, and Microsoft NT-Registered Trademark-). Although each application has been configured to operate as a stand-alone product, all can be operated as an integrated package, residing on a shared platform or network, thereby eliminating the need for multiple interfaces, duplicate information handling, and their associated costs. During fiscal years 2000 and 1999, the Company continued the development of enhancements to CyberLINK-Registered Trademark-, a software integration and communications module that integrates all of its own clinical applications and provides a single communications gateway to or from other vendors' software products.

     The Company has designed its products to incorporate open systems architecture and to conform to computer industry standards, which enable them to be more easily integrated with other vendor's products. Healthcare industry standards, including Health Level Seven (HL7) and ASTM, are employed throughout the Company's software products.

     The Company's Clinical Information Systems operate under various versions of UNIX, which has been a defacto standard in healthcare, where most competitive companies also have standardized on UNIX. As a result of popular trends throughout the information technology marketplace, Microsoft NT-Registered Trademark- is becoming more popular. The Company has the ability to operate its Clinical Information Systems under NT, and has deployed some of its utility applications in that environment. The Company began migrating some of its systems to a client-server architecture and CyberRAD-Registered Trademark-, and the new anatomical path system operate in that environment. However, as a result of technological changes and the desire to operate applications over the Internet, the Company plans to evolve its applications to a Web based architecture.

DATA ACQUISITION PRODUCTS

     The Company's data acquisition products, which consist of clinical instrument data interfaces, increase the efficiency and accuracy of on-line data acquisition in biomedical laboratories by automating the collection and organization of test data. Each of the Company's data acquisition products uses a microcomputer performing a specific discrete task. All of the Company's data acquisition products are "plug-in" compatible with each other, enabling an end user to easily expand its system. The Company's data acquisition products conserve central computer resources, lower hardware costs, and significantly reduce costs of installation and system expansion, meeting the cost-containment needs of healthcare organizations.

     As of August 31, 2000, the Company had sold more than 12,500 of its data acquisition products in the United States and abroad, and supports over 500 different interface configurations for use with a wide variety of automated biomedical testing devices.

     The Company also has developed point of care applications that permit the collection of data at the patient's bedside known as CyberMATE-Registered Trademark-, a hand-held computer which permits phlebotomists to download specimen collection orders from CyberLAB II-Registered Trademark- into a battery operated hand-held computer, make their rounds based upon information displayed on CyberMATE's-Registered Trademark- screen, and update collection status information as they collect specimens.

SERVICE

     The Company provides comprehensive services to its installed base of system clients through its own service organization, and provides extensive training and implementation of its systems. The Company offers both software support services, through a twenty-four (24) hour "hotline", and field service for hardware repair. In some instances the Company relies on third parties to service hardware components that it sells, especially in the case of computers supplied by IBM-Registered Trademark-. The Company services its own data acquisition products and related software, including peripherals used as part of its CIS products, under service contracts offered to end users. The Company's long-term inventory requirements for its service and repair business are significant because it must retain a loaner pool of components used to service its client base.

     The Company's post implementation service revenues for fiscal 2000 increased by approximately 14% from the previous fiscal year, and they are expected to continue to grow as the installed base of system clients grows. All of the Company's clients are under service contracts. The Company believes that the ability to offer comprehensive services to its clients is a competitive advantage and solidifies a long-term relationship with its client accounts. The recurring revenue stream associated with this activity is a significant part of the Company's business. The ability to offer long term service often leads to add-on sales opportunities for peripheral components, data acquisition products, and upgrades to newer computers and software applications. In addition, the quality of service is an important aspect of the end users buying decision when making a system selection; therefore the Company is constantly fine-tuning the services it provides and its service organization as part of its marketing strategy.

     The Company has invested in a company wide helpdesk system in order to more effectively service its clients and employs a "virtual company" concept by linking outside personnel via the Internet directly into its own internal network. A number of Company employees who are engaged in technical and service related activities tele-commute through this venue. The Company has a significant investment in its internal helpdesk, network and related applications, and intends to make further investment in the future.

     The Company believes that the service of its clients is of utmost importance to its long-term success and business strategy. Accordingly, a great deal of emphasis is placed on continuing to upgrade the service organization and on expanding the services that the Company offers. As part of this effort, the Company routinely surveys its clients in an effort to obtain a "report card" on how the service organization performs. With this mechanism the Company tunes its service organization to better address its client's requirements.

During fiscal 2000, the Company recruited new personnel to augment its technical services, software support, and implementation staff. The Company also anticipates adding additional support and implementation personnel during fiscal 2001. The Company has also expanded its professional service activities, which include networking, communications, and systems integration.

SIGNIFICANT CONTRACTS AND PROGRAMS

     The Company entered into a contract in November 1989, with Laboratory Corporation of America (LCA), to provide LCA with custom software applications, and the Company's data acquisition products, for use in LCA's laboratory facilities throughout the United States. As of August 31, 2000 the Company had approximately 150 departmental results processing systems and over 500 of its data acquisition products in twenty-five LCA laboratories. Development of further software applications continues, and management anticipates that LCA will acquire several more data acquisition products in fiscal 2001.

     In May 1999 the Company announced that it had been awarded a contract with The University of California, San Diego Medical Center to provide its CyberLAB ll-Registered Trademark- laboratory information system (LIS). The contract calls for the Company to provide an enterprise wide LIS, which will link the clinical laboratories that serve UCSD Medical Center and its other affiliated entities. This is the largest single teaching hospital LIS installation that the Company has undertaken. UCSD Medical Center began live operation of CyberLAB II-Registered Trademark- on November 11, 1999.

     In July 1999, the Company was awarded a contract with West Florida Medical Center Clinic for the provision of its CyberRAD-Registered Trademark-radiology information system as the core information system element in the clinic's multi-million dollar expansion program for its diagnostic imaging activities. West Florida is comprised of 8 separate imaging centers, all of which access a central database, fully utilizing CyberRAD-Registered Trademark-'s multi-site client/server architecture. CyberRAD-Registered Trademark-is central to directing the information flow to and from digital radiography, the PACs system, mammography imaging, and the electronic medical record.

     As part of its overall marketing strategy, the Company is pursuing a number of other strategic relationships with organizations that operate multiple entity enterprises where the Company may have the opportunity to offer its array of products and services to the group.

     During the 2000 fiscal year, there were no contracts or programs that generated over 10% of the Company's net sales.

PRODUCT DEVELOPMENT

     The market for the Company's products is characterized by rapid and significant technological change. The Company's ability to compete in the market, and to operate successfully, depends in part on its ability to react to such change. During the Company's 2000, 1999, and 1998 fiscal years, amounts (inclusive of capitalized software) equal to approximately 16%, 13%, and 16%, respectively, of the Company's net sales, were expended for research and development. The Company continues to expend a significant amount of resources for the development of new products, and for the development of additional enhancements to existing products.

     The Company has planned product development projects over the next three years that include additional enhancements to the anatomical pathology system, a data warehouse for all its systems, and a clinical work station that will include system-wide order communications, inquiry and decision support. The

Company continues to develop enhancements to its Web-server that provides for orders and inquiry via standard Internet browsers into the Company's clinical applications. In addition, the Company plans to evolve its products to Web based architecture in order to deploy them in a traditional enterprise fashion, and also via its ASP. At the same time, graphical user interfaces are being incorporated into the Company's clinical applications where applicable.

     Research and development expenditures, net of capitalized software, amounted to approximately $763,000 in fiscal 2000, $722,000 in fiscal 1999, and $671,000 in fiscal 1998. Such expenditures were attributable to systems development, including the development of new Laboratory, Radiology, and Pharmacy Information Systems applications, and enhancements to those products. The Company's business logic applications are compiled under Microfocus COBOL that provides a standard code structure for the system applications while other imbedded process code is written in C. By employing Microfocus' run-time modules for UNIX, the Company has been able to port to a variety of hardware platforms with ease. The Company has successfully ported its software applications from Compaq-Registered Trademark- to IBM-Registered Trademark- RISC 6000 Systems, and to Hewlett Packard-Registered Trademark- HP 9000 RISC Systems. This portability capability has allowed the Company to become "platform independent" in vending its software products where some customers may be predisposed to certain hardware brands. The Company at present is porting its applications to Microsoft NT-Registered Trademark-, and intends to offer its products on both UNIX and NT platforms in the future. All of the Company's products are open database compliant (ODBC), and the data structures support the use of standard query language (SQL) report generators that allows a wide range of reporting capabilities.

DISTRIBUTION AND MARKETING

     From its inception, the Company has sold its products and systems directly to the healthcare industry through its own sales and marketing personnel, as well as indirectly through original equipment manufacturers ("OEM's"), and through joint marketing relations with other companies. The Company has traditionally marketed its products throughout the United States, Canada and the Caribbean. Early in fiscal 2000, the Company contracted to provide CyberLAB II-Registered Trademark- to a large reference laboratory in Malaysia, and plans to market its products in the region. At present, the Company's direct field sales force consists of four salespersons. In addition, the Company's management and technical specialists assist in sales activities.

     During fiscal 1999, the Company commenced new promotional activities, targeting larger potential clients, with some success. In addition to direct marketing, the Company promotes its products by attending industry trade meetings at national and regional levels. Because of the opportunity to meet larger audiences at such meetings, the Company may increase the number of meetings it will attend in fiscal 2001. The Company has also formed joint marketing arrangements with other companies that have compatible products and services, which has increased sales penetration in the marketplace.

     The Company has established and supports an annual user symposium in order to encourage users of its Clinical Information Systems to participate in helping the Company to better serve its clients. The focus of the symposium is to encourage open group communications with the Company about a range of subjects, including service and support and new product enhancements. Since the Company has experienced success in vending multiple products to its clients, the national symposium proves to be a good forum to discuss general topics, such as the Company's strategy and product direction, and provides an opportunity to focus on specific application issues in breakout sessions. The Company also schedules advanced training courses as part of the symposium agenda that have had considerable attendance by its clients.

     The Company also publishes newsletters and articles, which are intended to expand communication with existing and potential clients. During fiscal 2000, the Company invested in new collateral materials, including new product marketing literature, and began developing a new Web site, which should be completed in December 2000.

COMPETITION

     The Company has significant competition in the Clinical Information Systems business from several competitors, many of whom are larger concerns that may offer a wider array of products in addition to competitive clinical applications. Management believes, however, that few competing Laboratory Information Systems offer the Company's hybrid multi-site capabilities, variety of data interfaces, add-on capability, and flexibility that allows the systems to be user definable, so that they can be employed in different types of settings. The multi-site and multi-disciplinary or hybrid nature of the Company's products are a strong selling point. The Company has also received very good references about its service organization and the ability to respond to clients needs on a timely and cost effective basis. Most of the Company's competitors have designed their products for the hospital environment; therefore, they are not as flexible and are less suitable for other types of operations. With respect to its Pharmacy Information Systems, the Company believes it is competitive because of CyberMED's-Registered Trademark- robust features, flexibility, and integrated outpatient, inpatient, and long-term care functionality.

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

MANUFACTURING AND SUPPLIERS

     The Company has utilized computers manufactured by several suppliers for its Clinical Information Systems in the past, and currently uses computers manufactured by Compaq-Registered Trademark-, and IBM-Registered Trademark-. Management believes that other computers, which can be used in the Company's systems, are readily available from several suppliers. The Company has entered into an agreement with Compaq-Registered Trademark- as a sub-dealer and with IBM-Registered Trademark- as an industry re-seller. These arrangements provide for volume purchase discounts, cooperative marketing programs, and the sub-licensure of certain software and technical assistance.

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

WARRANTIES AND PRODUCT LIABILITY

     The Company warrants that its products conform to their respective functional specifications. The Company's data acquisition products and components are warranted against faulty materials and workmanship for 90 days. The Company also warrants its application software incorporated in its Laboratory, Radiology, and Pharmacy Information Systems for 90 days. However, such warranties are extended throughout the term of the extended service agreements that clients may elect to enter into with the Company. Direct costs associated with the initial warranties have been insignificant. The computers that the Company currently sells as part of its Clinical Information Systems are subject to the warranties of their manufacturers.

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

COPYRIGHTS, PATENTS AND TRADE SECRETS

     The Company does not hold any patents protecting its proprietary technology. The Company has relied on design copyrights for its hardware, and has copyrighted the designs of its proprietary components and software. Patent or copyright protection may not be available for many of the Company's products. A portion of the Company's proprietary technology is in the form of software. The Company has relied primarily on copyright and trade secret protection of its software. Management believes that its business is more dependent upon marketing, service, and know-how than on patent or copyright protection. The Company has registered trademarks for CyberLAB-Registered Trademark-, CyberMED-Registered Trademark-, CyberRAD-Registered Trademark-, CyberTERM-Registered Trademark-, CyberLINK-Registered Trademark- and CyberMATE-Registered Trademark-, and has applied to register its trademarks on several of its other trade names. The Company has retained special intellectual property counsel to advise management on the appropriate course to pursue with respect to these issues.

GOVERNMENTAL REGULATION

     The Federal Food, Drug and Cosmetic Act, more commonly known for its regulation of interstate commerce in drugs, was amended by the "Medical Device Amendments of 1976" (the "Amendments") to cover devices used in medical practice. These include instruments and reagents used in biomedical laboratory testing. In 1987, the FDA first classified a number of clinical software products as medical devices, but exempted most of them from routine regulations. Subsequently, the FDA amended the policy and made the exemptions inapplicable to manufacturers of devices intended for use in blood banks. As a result of more recent pronouncements by the FDA, and an earlier decision by the Company to develop a blood bank module to its CyberLAB II-Registered Trademark- LIS, the Company undertook the filing of a pre-market notification
(510K), which was submitted in March 1996. The Company received a review letter from the FDA regarding its 510K submission, and because of timing issues withdrew its submission.

     During the third fiscal quarter ended May 31,2000, the Company conducted a routine review of its business and product offerings, and as a result made certain decisions with respect to some of its products. The Company decided to discontinue the blood bank system that it had previously developed. Although the Company believed its blood banking system would meet FDA regulations, the potential return on its investment due to limited market opportunity was negative. Accordingly, management determined it was not financially viable to continue to develop and maintain the blood bank product, and ceased offering the product for sale and providing support. Instead, the Company entered into a strategic marketing agreement with the leading best of breed blood bank vendor to provide its products when such are required. In view of this decision, the Company recorded a charge of approximately $150,000 in the third fiscal quarter, including the write-off of capitalized software relating to the blood bank product, to recognize its discontinuance.

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

     In general, the Company and its products are subject to direct governmental regulations applicable to manufacturers, including those regulations promulgated under the Occupational Safety and Health Act, and by the Environmental Protection Agency. The Company's customers, however, are subject to significant regulation by the Food and Drug Administration, the Healthcare Financing Administration, the Health and Human Services Administration, and by state and local governmental authorities. Such regulations require the Company to comply with certain requirements in order to sell its systems, and are a major focus of its development efforts in order to maintain the regulatory compliance of its products.

BACKLOG

     The Company's backlog at August 31, 2000 was approximately $591,000 for systems and interface products, and $845,000 for deferred services, compared to approximately $1,600,000 for system and interface products, and $673,000 for deferred services, at August 31, 1999. The Company also has annually renewable extended service agreements aggregating over $3,500,000.

EMPLOYEES

     At November 20, 2000, the Company employed 60 full-time and 1 part-time employees of whom 13 are involved in product development, 9 in sales and marketing, 2 in production, 31 in technical services, training, and support, and 6 in administration. The Company is not subject to any collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES.

     The Company's headquarters are located in a leased facility in Calabasas, California. The facility was constructed in 1991 and comprises approximately 16,850 square feet with an effective base rental of approximately $17,700 per month, plus common area maintenance costs and property taxes. The lease comprises a five-year term with no cost of living adjustments, and expires in October 2002. There is a five-year renewal option at the end of the initial term.

     The Company also leases a 1,100 square foot office in Westminster, Colorado that costs approximately $1,550 per month, including common area maintenance expenses and property taxes, and is subject to cost of living increases annually. The lease expires in December 2001.

     The Calabasas, California facility is used as general offices and operations headquarters that covers warehousing, service and support, training, development, and assembly. The Westminster Colorado facility is a branch development office. The Company considers the two facilities to be adequate for their intended purpose. The Company carries adequate general liability insurance, as required by the respective leases, to cover any risks concerning the two facilities.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material active, pending, or threatened legal proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended August 31, 2000.

                                     PART II


ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common shares trade on the American Stock Exchange under the symbol CAP.

The following table sets forth the high and low bid quotations for the Common Shares for the periods indicated.

                                                      High         Low
                                                      ----         ---
Fiscal Year Ended August 31, 1999
       1st Quarter, Ended November 30, 1998         $  1 1/8   $  1/2
       2nd Quarter, Ended February 28, 1999           1 3/4       3/8
       3rd Quarter, Ended May 31, 1999               3 11/16     1 3/16
       4th Quarter, Ended August 31, 1999             3 3/16     2 1/16

Fiscal Year Ended August 31, 2000
       1st Quarter, Ended November 30, 1999           2 7/8     1 15/16
       2nd Quarter, Ended February 28, 2000             3        1 3/4
       3rd Quarter, Ended May 31, 2000                4 1/8      1 1/4
       4th Quarter, Ended August 31, 2000             1 3/4      13/16

     The number of shareholders of record of Common Shares of the Company as of November 20, 2000 was approximately 359.

     Holders of Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has never paid a cash dividend on its Common Shares and the Board of Directors currently intends to retain any earnings for use in the Company's business.

     In June 1998, the Company issued 125,000 common stock purchase warrants at an exercise price of $1.50 per share in connection with a financial advisory services agreement. The warrants expire on May 31, 2003. The issuance of the warrant is exempt from registration under Section IV (2) of the Securities Act of 1933 as amended, as a transaction not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The following section of this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.

INTRODUCTION

     CCA generates revenues primarily from the sale of its clinical information systems, which includes the licensure of proprietary application software, and the sale of servers upon which the application software operates. In connection with its sales of CIS products, the Company provides implementation services for the installation, integration, and training of end user's personnel. The Company generates sales of ancillary software and hardware, including its data acquisition products, to its CIS clients and to third parties. The

Company also generates recurring revenues from the provision of comprehensive post implementation services to its CIS clients, pursuant to extended service agreements.

     Since its inception, the Company has provided enterprise systems consisting of its application software, servers, and other computer hardware components that it sells to end users. Beginning in the first fiscal quarter ended November 30, 1999, the Company began to develop an application service provider (ASP) activity in its wholly owned subsidiary Xymed.com. The ASP will offer the Company's proprietary application software to clients on a monthly subscription basis. Xymed.com, as well as data center services and application software support will also provide the servers that host the application software. The Company has invested considerable resources in developing its ASP offering, and intends to make further investment before it begins operations. Although Xymed.com had no revenues in the period, startup expenses aggregating approximately $407,000 were incurred.

     Due to technical and HIPAA related issues encountered the project has taken longer to complete than was originally projected; however, as of the date of this report Xymed.com is now ready to begin beta testing. Startup expenses are included in cost of sales systems, which has resulted in a decrease of the Company's gross margin. These costs will continue to have a negative impact on earnings until revenues are generated.

     Because of the nature of its business, CCA makes significant investments in research and development for new products and enhancements to existing products. In the past, CCA has funded its research and development programs through cash flow primarily generated from operations. Management anticipates that future expenditures on research and development will continue at their current levels for the foreseeable future, and will be funded primarily out of the Company's earnings.

     The Company's fiscal 2000 revenues and earnings showed a decrease compared to its 1999 fiscal year, which was primarily attributable to an industry wide post Y2K slowdown and uncertainties related to the Health Insurance Accountability and Portability Act (HIPAA). During fiscal 1999, and into the first fiscal quarter of 2000, the Company experienced a strong period of sales growth, partially fueled by Y2K compliance issues and several large CIS transactions. As a result, a large backlog of installations was built up that carried forward into the Company's second fiscal quarter of 2000. However, the Company began to experience a decrease in orders of CIS products in the fourth calendar quarter of 1999. Management believes that the general decrease is attributable to post Y2K capital spending suspensions, whereby most healthcare facilities focused on addressing critical Y2K compliance issues and suspended the acquisition of new systems and technology. This has affected the healthcare information systems industry in general, and much has been published on point regarding the slowdown.

     However, the Company began to experience an increase in new sales activities during the second half of its 2000 fiscal year, and believes that the industry is starting to recover from its slowdown. Additionally, the Company's pipeline of new CIS transactions has begun to build back to historical levels. Management believes the industry and the market for CIS products will recover, but is cautious about its core business activities until it has a clearer vision ahead. Accordingly management has taken aggressive action to respond to the current market conditions, and is keeping a tight reign on staffing and other expenses. In addition to the post Y2K slowdown, the entire industry has been concerned with the potential effects of HIPAA on all healthcare systems.

     In order to address issues brought about by the HIPAA regulations, the Company is currently preparing for compliance issues as the regulations become available. Provisions of HIPAA are intended to ensure patient confidentiality for all health care related information. The requirements of HIPAA apply to any entity storing and/or transmitting patient identifiable information on electronic media. This affects virtually all health care organizations, from physicians and insurance companies to health care support organizations. Certain safeguards will be required to accurately insure the security of patient data. This will include more robust audit trails and tiered/structured password security when accessing patient data. CCA plans on providing its client base with application enhancements that will assist its clients in adhering to HIPAA regulations. In addition, the Company is employing high-level encryption technology in its ASP offerings.

     As discussed in Item 1 Business, during the third fiscal quarter Management determined to discontinue the development of its blood band system, ceased offering the product for sale, and providing support. In view of this decision the Company recorded a charge of approximately $150,000 in the third fiscal quarter, including the write-off of capitalized software relating to the blood bank product to recognize its discontinuance.

RESULTS OF OPERATIONS

     Sales for the year ending August 31, 2000 decreased to $7,224,398, as compared to $8,901,044 for the fiscal year ending August 31, 1999, an overall decrease of approximately $1,676,646 or 18.8%. When analyzed by product category, sales of Clinical Information Systems (CIS) decreased by $1,708,634 or 34%, and sales of data acquisition products decreased $379,118 or 39.8%. Partially offsetting the decreases, service revenues increased $377,114 or 13.5%, and other revenues increased $33,992 or 23.6% over the previous fiscal year. The decrease in sales of CIS products was primarily attributable to the post Y2K industry wide slow down, and the HIPAA related factors discussed above. The Company also experienced an overall decrease in sales of data acquisition products, which was primarily attributable to a decrease in the volume of units sold to CyberLAB II-Registered Trademark- customers, and decreased sales of such products to OEM customers. The increase in service revenues is attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts. As a result of the Company closing larger CIS transactions, the annual service costs associated with such transactions are proportionately greater. Service revenues are expected to continue to increase as the Company's installed base of CIS installations increases.

     The Company continues to expand its sales and marketing activities, directing its focus towards larger clients and multi-product sales. The Company has also initiated strategic joint marketing partnerships with other companies, which has improved the Company's market penetration. Although its "pipeline" of working CIS transactions has begun to improve, management views the near term outlook for the continued sale of CIS products cautiously during the first half of the 2001 fiscal year. In addition, the Company's future operating results could continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual periods, and the temporary delays in the closing of new CIS sales.

     Cost of sales decreased by $279,767 or 6% for the 2000 fiscal year as compared to the previous fiscal year. The overall decrease in cost of sales was primarily attributable to a decrease in material costs of $731,147 or 54.7%, which was partially offset by an increase in labor costs of $293,423 or 17%, and an increase in other costs of sales of $157,957 or 10.5%. The decrease in material costs was attributable to the decrease in sales of CIS products discussed above. In addition, during fiscal 1999 the Company provided hardware upgrades to many of its clients systems in order to assure their compliance with Y2K. Of the increase in labor costs approximately $100,000 was attributable to personnel hired to develop and manage the Xymed.com ASP delivery infrastructure. The balance of the increase in labor costs was attributable to additional temporary personnel hired for Y2K remediation work in the first half of the current fiscal year. The increase in other costs of sales was attributable to a one time $60,000 write-off of capitalized software costs related to the discontinued blood bank product, increased expenses in travel, personnel recruitment, and training, all related to implementing CIS transactions during the first half of the current fiscal year. Cost of sales as a percentage of sales increased to 59% for the 2000 fiscal year, as compared to 51% for the 1999 fiscal year. The overall percentage increase in cost of sales, as a percentage of sales, was attributable to both a decrease in sales, and the startup expenses attributable to Xymed.com.

     Selling, general, and administrative expenses decreased by $9,324 or .3% for the current 2000 fiscal year as compared to the 1999 fiscal year overall. However, of the total fiscal 2000 S G & A expenses of $2,825,194, approximately $306,000, was attributable to Xymed.com related activities. Therefore, on a comparable basis the S G & A expenses for CCA's core business actually decreased by approximately $315,000. The decreases in S G & A expenses attributable to CCA's core business were primarily attributable to a decrease in sales commissions of approximately $79,000, a decrease in trade show expenses of approximately $40,000, a decrease in bad debt expense of $60,000, as well as decreased costs in travel, legal, and accounting expenses. As discussed previously, as a result of the industry slowdown, management reduced overhead and curtailed personnel recruitment in the later half of the 2000 fiscal year. However, the Company anticipates increasing its expenditures attributable to sales and marketing in fiscal 2001 to begin the launch of marketing activities for Xymed.com.

     Research and development expenses increased by $41,652 or 5.8% for fiscal year 2000, as compared to fiscal 1999. The increase is attributable to increases in salaries and other personnel related expenses. For its 2000 and 1999 fiscal years, the Company capitalized software costs of $426,850 and $429,791, respectively, which are generally amortized over a five-year period. Such costs were attributable to enhancements and new modules for the Company's CIS products, new applications under development, and modifications associated with Year 2000 compliance. Management anticipates its overall research and development activities will increase in fiscal 2001.

     Interest and other income was $22,905 for fiscal 2000 as compared to $10,697 for fiscal 1999.

     Interest and other expense was $7,146 for fiscal 2000 as compared to $41,080 for fiscal 1999 due to decreased borrowings on the Company's line of credit with its bank.

     The Company incurred a net loss of ($618,979) in fiscal 2000, compared to net income of $684,086 for fiscal 1999. The net loss in fiscal 2000 included approximately $407,000 in startup expenses for Xymed.Com, and a charge of approximately $150,000 for the discontinuance of the blood bank product As a result of the application of the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income taxes" (see notes to the financial statements) the Company recognized an income tax provision, including applicable income taxes, of $80,000 in fiscal 1999. The Company's basic and diluted loss per share was $.20 for fiscal 2000 as compared to basic and diluted earnings per share of $.23 and $.21 in fiscal 1999.

     The Company is currently in a loss carry-forward position, primarily due to the operating losses incurred prior to August 31, 1993. The net operating loss carry-forwards balance as of the August 31, 2000 was approximately $3,600,000, compared to $2,902,000 in the prior year. The net operating loss carry-forward is available to offset future taxable income through 2015. The Company also has investment and research and experimentation tax credit carry-forwards to offset future income tax payable of approximately $309,000 that expire at various dates through 2014.

     The major temporary tax differences that are expected to reverse next year are deferred revenue, allowance for doubtful accounts, accrued vacation,
Section 263A Unicap inventory, and component inventory reserve. However, the Company expects new temporary differences to be established in these years, which will either reduce or exceed the reversing temporary differences.

     The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results, and the reversal of temporary tax differences. At August

31, 2000, the Company evaluated the net deferred tax asset, taking into consideration operating results, and determined that a valuation allowance of $235,300 should be established. The Company believes it is more likely than not that the net deferred tax asset of $1,230,500 will be realized.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary need for capital has been to invest in software development, and in computers and related equipment for its internal use. The Company invested $426,850 and $429,791 during fiscal 2000 and 1999 in software development. These expenditures related to the new version of the Company's LIS product (CyberLAB II-Registered Trademark-), and the release of its revised PIS product (CyberMED-Registered Trademark-), its new RIS product (CyberRAD-Registered Trademark-), and other product enhancements. The Company anticipates expending additional sums during fiscal 2001 on the further development of the core CIS products, and other new products and product enhancements. During fiscal 2000, the Company invested an aggregate of $231,915 in additions to fixed assets, which included approximately $105,000 in computers and related equipment for the Xymed.com test systems, and for the replacement of internal systems that were not Y2K compliant.

     As of August 31, 2000, the Company's working capital amounted to $858,623 compared to $1,491,021 as of August 31, 1999. The Company's current ratio was 1.42 at August 31, 2000 compared to 1.46 in the prior year. At August 31, 2000 the Company's credit facilities with its bank consisted of a revolving line of credit of $1,000,000, of which $100,000 was outstanding, and a term loan of $150,000 of which there was $40,000 outstanding. The bank credit agreement contains certain financial ratio requirements. The Company was in compliance with all of the covenants as of August 31, 2000. In addition to the credit facilities with its bank, the Company secured a $200,000 lease line of credit, of which there was no balance outstanding as of August 31, 2000. The lease line of credit is intended to be used by Xymed.com for computer and related equipment acquisition.

     Cash flows from operating activities were $610,495 for the 2000 fiscal year, compared to $1,140,529 for the 1999 fiscal year. The decrease in cash flow from operating activities was primarily attributable to the net loss incurred in the 2000 fiscal year.

     Net cash used in investing activities was $658,765 for the 2000 fiscal year, compared to $634,901 used in investing activities during the 1999 fiscal year. The nominal change resulted from the capital expenditures for the test systems associated with Xymed.com.

     Cash flows from financing activities changed to $16,602 provided by financing activities during the 2000 fiscal year from $231,233 used in financing activities in fiscal 1999. The change resulted primarily from the repayment of notes payable, and were partially offset by the exercise of stock options and warrants.

     The Company believes that its projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for its 2001 fiscal year. However, the Company may seek additional equity capital or long-term financing for Xymed.com if the business activities grow faster than anticipated.

SEASONALITY, INFLATION AND INDUSTRY TRENDS

     The Company's sales are generally lower in the summer and higher in the fall, winter and spring. Inflation has had no material effect on the Company's business since the Company has been able to adjust the prices of its products and services. Management believes that most phases of the healthcare segment of the computer industry will continue to be highly competitive, and that potential healthcare reforms including those promulgated by HIPAA may have a long-term positive impact on its business. In addition, management believes that the industry will be marked with more significant technological advances, which will improve the quality of service and reduce costs. The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings, improving and expanding its services, and by constantly enhancing its software applications.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board is effective for fiscal years beginning after June 15, 2000. SFAS No.133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not assigned as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company adopted SFAS No. 133 during the year ended August 31, 2000, and it had no impact on the Company's financial position, or results of operations and cash flows.

     In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material effect in the Company's financial results.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation", an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting of consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company adopted FIN 44 in accounting for the stock options granted during the year ended August 31, 2000, and it had no impact on the Company's financial position or results of operations and cash flows.

     In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web sites, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company is in the process of evaluating the effect of adoption on its financial statements.

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



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Background information concerning each present Director, executive officer and each nominee for the office of Director of Company is as follows:


                                   Office with Company;                              Year First
Name, Age                          Background Information                            Elected Director
---------                          ----------------------                            ----------------
Bruce M. Miller, 54                Chairman of the Board and Chief
                                   Technology Officer                                1978
                                   since its inception in 1978.


Steven M. Besbeck, 52              President, Chief Executive Officer of             1980
                                   the Company since August 1983 and
                                   a Director of the Company since November
                                   1980 and Chief Financial Officer. Director
                                   of International Remote Imaging Systems.


James R. Helms, 56                 Vice President/Operations since 1982              1987
                                   and Secretary.


Lawrence S. Schmid, 59             President and Chief Executive Officer,            1991
                                   Strategic Directions International, Inc.,
                                   a management consulting firm
                                   specializing in technology
                                   companies.

Robert S. Fogerson, Jr., 47        Chief Operating Officer, of                       1992
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (1934 Act) requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity security, to file with the Securities and Exchange Commission and the American Stock Exchange (AMEX) reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon review of forms 3, 4, and 5 and amendments thereto furnished to the Company under Rule 16(a)-3(e) of the 1934 Act, during and with respect to the company's most recent fiscal year, Messrs Miller, Besbeck, Helms, Schmid, and Fogerson were each late in filing one Form 5 each, which reported their grant and expiration of Stock Options pursuant to the Company's 1992 Stock Option Plan.


ITEM 10. EXECUTIVE COMPENSATION.

     Incorporated by reference from "Executive Compensation" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2001 Annual Meeting of the Company's Shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2001 Annual Meeting of the Company's Shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from "Certain Relationships and Related Transactions" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2001 Annual Meeting of the Company's Shareholders.


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

                   4.3(2)        Form of Underwriter's Warrant.

                   4.8(4)        Warrant Agreement and Warrant Certificate between CCA and Western States Pharmacy
                                 Consultants, Ltd.

                   4.9(4)        Warrant Agreement and Warrant Certificate between CCA and James L.D. Roser.

                   4.10(4)       Warrant Agreement and Warrant Certificate between CCA and The Roser Partnership.

                   4.11(4)       Warrant Agreement and Warrant Certificate between CCA and Epigen, Inc.

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

                   4.8(7)        1997 Stock Option Plan

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

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during its last fiscal year ended August 31, 2000.

(7) Previously filed as an exhibit to the Company's Proxy Statement and Notice of Annual Meeting of Shareholders dated March 24, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CREATIVE COMPUTER APPLICATIONS, INC.


Dated:  November 20, 2000                By:
                                            /s/ STEVEN M. BESBECK
                                            -----------------------------
                                            Steven M. Besbeck, President,
                                            Chief Executive Officer, and Chief
                                            Financial Officer.

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                                  Title                                              Date
----------                                  -----                                              ----
/s/ BRUCE M. MILLER                   Chairman of the Board and Chief                    November 20, 2000
------------------------------------  Technology Officer
Bruce M. Miller


/s/ STEVEN M. BESBECK                 President, Chief Executive Officer,                November 20, 2000
------------------------------------  Chief Financial Officer and Director
Steven M. Besbeck


/s/ JAMES R. HELMS                    Vice President, Operations, Secretary              November 20, 2000
------------------------------------  and Director
James R. Helms


/s/ LAWRENCE S. SCHMID                Director                                           November 20, 2000
------------------------------------
Lawrence S. Schmid


/s/ ROBERT S. FOGERSON, JR.           Director                                           November 20, 2000
------------------------------------
Robert S. Fogerson, Jr.


/s/ ANA VILLAFANE                     Controller                                         November 20, 2000
------------------------------------  Chief Accounting Officer
Ana Villafane

                      CREATIVE COMPUTER APPLICATIONS, INC.

                                      INDEX


                                                                                                              Page
                                                                                                              ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                             F-2


CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets - August 31, 2000 and 1999                                                                 F-3

     Statements of Operations - Years ended August 31, 2000, 1999 and 1998                                     F-4

     Statements of Shareholders' Equity - Years ended August 31, 2000, 1999 and 1998                           F-5

     Statements of Cash Flows - Years ended August 31, 2000, 1999 and 1998                                     F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                              F-7 - F-21

               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Creative Computer Applications, Inc.


     We have audited the accompanying consolidated balance sheets of Creative Computer Applications, Inc. as of August 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Computer Applications, Inc. at August 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2000, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for software revenue recognition in fiscal 1998.




                                       BDO SEIDMAN, LLP


Los Angeles, California
October 27, 2000

                     CREATIVE COMPUTER APPLICATIONS, INC.

                         CONSOLIDATED BALANCE SHEETS

                                                                                              August 31,
                                                                                   -------------------------------
                                                                                        2000            1999
                                                                                   -------------   ---------------
ASSETS (Note 4)
CURRENT ASSETS:
   Cash                                                                          $      618,063  $      650,271
   Receivables, net (Notes 1 and 2)                                                   1,230,184       2,895,947
   Inventory (Note 1)                                                                   267,796         419,557
   Prepaid expenses                                                                     126,633         152,676
   Deferred tax asset (Note 8)                                                          639,500         639,500
                                                                                   -------------   ---------------

TOTAL CURRENT ASSETS                                                                  2,882,176       4,757,951

PROPERTY AND EQUIPMENT, net (Notes 1 and 3)                                             558,451         579,949
INVENTORY OF COMPONENT PARTS (Note 1)                                                   395,631         254,515
CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of $744,351 and $526,074 (Note 1)                                      1,310,468       1,272,690
INTANGIBLES, net (Note 1)                                                               170,536         236,328
DEFERRED TAX ASSET (Note 8)                                                             591,000         591,000
OTHER ASSETS (Note 7)                                                                     7,601          22,236
                                                                                   -------------   ---------------
                                                                                 $    5,915,863  $    7,714,669
                                                                                   =============   ===============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable to bank (Note 4)                                                $      140,000  $      187,488
   Accounts payable                                                                     211,136         497,768
   Accrued liabilities:
     Vacation pay                                                                       184,821         170,296
     Other                                                                              251,697         435,803
   Deferred service contract income                                                     844,926         672,398
   Deferred revenue on system sales (Note 1)                                            390,973       1,303,177
                                                                                   -------------   ---------------

TOTAL CURRENT LIABILITIES                                                             2,023,553       3,266,930
                                                                                   -------------   ---------------

COMMITMENTS (Note 5)

SHAREHOLDERS' EQUITY (Notes 6 and 9):
   Common shares, no par value; 20,000,000 shares authorized; 3,173,575 and
     3,106,925 shares issued and outstanding                                          6,092,144       6,028,594
   Accumulated deficit                                                               (2,199,834)     (1,580,855)
                                                                                   -------------   ---------------

TOTAL SHAREHOLDERS' EQUITY                                                            3,892,310       4,447,739
                                                                                   -------------   ---------------
                                                                                 $    5,915,863  $    7,714,669
                                                                                   =============   ===============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CREATIVE COMPUTER APPLICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Years ended August 31,
                                                               --------------------------------------------
                                                                   2000            1999            1998
                                                               ------------    ------------    ------------
NET SYSTEM SALES AND SERVICE REVENUE (Note 1):
   System sales                                                $  4,059,714    $  6,113,474    $  4,113,848
   Service revenue                                                3,164,684       2,787,570       2,334,522
                                                               ------------    ------------    ------------

TOTAL SYSTEM SALES AND SERVICE REVENUE                            7,224,398       8,901,044       6,448,370

COST OF PRODUCTS AND SERVICES SOLD:
   System sales                                                   2,571,006       3,064,737       2,645,949
   Service revenue                                                1,699,466       1,485,502       1,550,487
                                                               ------------    ------------    ------------

TOTAL COST OF PRODUCTS AND SERVICES SOLD                          4,270,472       4,550,239       4,196,436
                                                               ------------    ------------    ------------

GROSS PROFIT                                                      2,953,926       4,350,805       2,251,934

RESEARCH AND DEVELOPMENT EXPENSE                                    763,470         721,818         671,035

SELLING AND ADMINISTRATIVE EXPENSES                               2,825,194       2,834,518       2,486,716
                                                               ------------    ------------    ------------

OPERATING INCOME (LOSS)                                            (634,738)        794,469        (905,817)

OTHER INCOME (EXPENSE):
   Interest income                                                   22,905          10,697           3,630
   Interest and other expense                                        (7,146)        (41,080)        (69,516)
                                                               ------------    ------------    ------------

TOTAL OTHER INCOME (EXPENSE)                                         15,759         (30,383)        (65,886)
                                                               ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)                (618,979)        764,086        (971,703)

INCOME TAX PROVISION (BENEFIT) (Note 8)                                  --          80,000        (322,800)
                                                               ------------    ------------    ------------

NET INCOME (LOSS)                                              $   (618,979)   $    684,086    $   (648,903)
                                                               ============    ============    ============

EARNINGS (LOSS) PER SHARE (Notes 1, 6 and 9):
   Basic                                                       $       (.20)   $        .23    $       (.22)
   Diluted                                                     $       (.20)   $        .21    $       (.22)
                                                               ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Note 9):
   Basic                                                          3,149,358       2,979,060       2,901,003
   Diluted                                                        3,149,358       3,281,634       2,901,003
                                                               ============    ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CREATIVE COMPUTER APPLICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                   Common                        Total
                                                   Common          Shares     Accumulated     Shareholders'
                                                   Shares          Amount       Deficit          Equity
                                                ------------   ------------   ------------    ------------
BALANCE, September 1, 1997                         2,849,865   $  5,752,635   $ (1,616,038)   $  4,136,597

   Exercise of stock options (Note 6)                 61,000         66,550             --          66,550

   Issuance of common shares                           9,875         11,842             --          11,842

   Net loss                                               --             --       (648,903)       (648,903)
                                                ------------   ------------   ------------    ------------

BALANCE, August 31, 1998                           2,920,740      5,831,027     (2,264,941)      3,566,086

   Exercise of stock options (Note 6)                186,185        197,567             --         197,567

   Net income                                             --             --        684,086         684,086
                                                ------------   ------------   ------------    ------------

BALANCE, August 31, 1999                           3,106,925      6,028,594     (1,580,855)      4,447,739

   Exercise of stock options (Note 6)                 63,250         57,825             --          57,825

   Issuance of common shares                           3,400          5,725             --           5,725

   Net loss                                               --             --       (618,979)       (618,979)
                                                ------------   ------------   ------------    ------------

BALANCE, August 31, 2000                           3,173,575   $  6,092,144   $ (2,199,834)   $  3,892,310
                                                ============   ============   ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CREATIVE COMPUTER APPLICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH (Note 11)

                                                                     Years ended August 31,
                                                          --------------------------------------------
                                                              2000             1999            1998
                                                          ------------    ------------    ------------
OPERATING ACTIVITIES
   Net income (loss)                                      $   (618,979)   $    684,086    $   (648,903)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                             319,205         271,396         235,005
     Amortization of capitalized software costs                389,072         285,599         174,602
     Provision for doubtful accounts                            40,023         102,399         106,118
     Gain on disposal of property and equipment                     --          (2,814)           (246)
     Deferred rent expense                                          --              --          (5,034)
     Deferred taxes                                                 --          80,000        (332,300)
     Increase (decrease) from changes in:
       Receivables                                           1,625,740      (1,024,745)       (146,034)
       Inventories                                              10,645         152,698         (14,618)
       Prepaid expenses                                         26,043         (72,769)           (956)
       Other assets                                             14,635           8,310          11,026
       Accounts payable                                       (286,632)         (9,237)        (15,803)
       Accrued liabilities                                    (169,581)         82,392         (89,127)
       Deferred service income                                 172,528         (81,945)        184,609
       Deferred revenue on system sales                       (912,204)        665,159         638,018
                                                          ------------    ------------    ------------

Net cash provided by operating activities                      610,495       1,140,529          96,357
                                                          ------------    ------------    ------------

INVESTING ACTIVITIES
   Additions to property and equipment                        (231,915)       (211,028)       (200,526)
   Additions to capitalized software costs                    (426,850)       (429,791)       (385,164)
   Payments for acquisition of assets                               --              --         (33,780)
   Proceeds from insurance settlement of property
     and equipment                                                  --           5,918           1,526
                                                          ------------    ------------    ------------

Net cash used in investing activities                         (658,765)       (634,901)       (617,944)
                                                          ------------    ------------    ------------

FINANCING ACTIVITIES
   Borrowings on notes payable                                      --          87,488         644,313
   Payments on notes payable                                   (47,488)       (511,609)       (320,000)
   Payments on capital lease obligations                            --          (4,679)        (16,572)
   Proceeds from issuance of stock                               5,725              --          11,842
   Exercise of stock options and warrants                       57,825         197,567          43,450
                                                          ------------    ------------    ------------

Net cash provided by (used in) financing activities             16,062        (231,233)        363,033
                                                          ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                (32,208)        274,395        (158,554)

CASH, beginning of year                                        650,271         375,876         534,430
                                                          ------------    ------------    ------------

CASH, end of year                                         $    618,063    $    650,271    $    375,876
                                                          ============    ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS ACTIVITIES

     Creative Computer Applications, Inc. (the "Company"), a California corporation, was formed in 1978. The Company develops, assembles, markets, installs and services computer-based Clinical Information Systems and products which automate the acquisition and management of clinical data for the healthcare industry. The Company sells its products and systems, including the implementation of such products and systems, primarily to hospitals, clinics, reference laboratories and other healthcare institutions. The Company also generates revenue through service contracts with customers to provide technical support and repair services for specified periods of time.

     The accompanying consolidated financial statements include the accounts of Creative Computer Applications, Inc. and its wholly-owned subsidiary, Xymed.com, which was formed in September 1999. All material intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     The Company considers all liquid assets with an initial maturity of three months or less to be cash equivalents.

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

     The Company maintains the majority of its cash and cash equivalents in a number of commercial bank accounts. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 each. At August 31, 2000, the Company had approximately $198,000 at a bank which was in excess of the FDIC insurance limit.

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

     During the years ended August 31, 2000, 1999 and 1998, the Company capitalized $426,850, $429,791, and $385,164 of software development costs. Amortization expense of capitalized software development costs, included in cost of sales, for the years ended August 31, 2000, 1999 and 1998 amounted to $389,072, $285,599 and $174,602.

     INTANGIBLE ASSETS

     Intangible assets with a cost amounting to $607,924 consist of proprietary rights to application software, trademarks, customer lists and copyrights and are being amortized using the straight-line method over the estimated useful life, not to exceed ten years. Accumulated amortization was $437,388 and $371,596 at August 31, 2000 and 1999. The Company periodically reviews intangible assets for impairment where the fair value is less than the carrying value.

     REVENUE RECOGNITION

          SYSTEM SALES

     The Company adopted Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2") during 1998. In accordance with SOP 97-2, the Company recognizes revenue on sales of Clinical Information Systems and data acquisition products when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and the system is functional,
(iii) the vendor's fee is fixed or determinable and (iv) collectability is probable. Also in accordance with SOP 97-2, the Company allocates the fee of a multiple element contract to the various elements based on vendor-specific objective evidence of fair value. Revenue allocated to a specific element is recognized when the basic revenue recognition criteria above is met for that element. If sufficient vendor-specific objective evidence for all elements does not exist to allocate revenue to the elements, all revenue from the arrangement generally would be deferred until such evidence does exist or until all elements have been delivered. Revenues related to installation of systems requiring substantial future performance by the Company are recognized using the percentage-of-completion method based on meeting key milestone events over the terms of the contract. Implementation revenue, consisting primarily of installation and training, is recognized as revenue as the services are performed.

     As a result of the Company applying the provisions of SOP 97-2, the Company recorded deferred revenue on system sales of $1,303,177 at August 31, 1999 and $390,973 at August 31, 2000.

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

     SFAS No. 123 has not been adopted related to the accounting for stock-based employee compensation, however, for disclosure purposes, SFAS 123 requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has adopted this method of reporting.

     EARNINGS PER SHARE

     The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which requires presentation of Basic and Diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive (see Note 9).

     INCOME TAXES

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     A description of the methods and assumptions used to estimate the fair value of each class of the Company's financial instruments is as follows:

     Cash, receivables, accounts payable, accrued liabilities, deferred service contract income and deferred revenue on system sales are recorded at carrying amounts which approximate fair value due to the short maturity of these instruments.

     The fair value of the Company's notes payable is based on quoted market prices for similar issues of debt with similar remaining maturities and terms, and therefore the carrying amounts approximate fair value.

     NEW  ACCOUNTING PRONOUNCEMENTS

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company adopted SFAS No. 133 during the year ended August 31, 2000, and it had no impact on the Company's financial position, or results of operations and cash flows.

     REVENUE RECOGNITION

     In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the fourth quarter of fiscal years ending after December 15, 2000. The Company does not believe that the adoption of SAB 101 will have a material effect on the Company's financial results.

     STOCK COMPENSATION

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company adopted FIN 44 in accounting for the stock options granted during the year ended August 31, 2000, and it had no impact on the Company's financial position or results of operations and cash flows.

     WEB SITE DEVELOPMENT COSTS

     In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company is in the process of evaluating the effect of adoption on its financial statements.

NOTE 2 - RECEIVABLES

     Receivables are summarized as follows:

                                                     August 31,
                                           ----------------------------
                                               2000            1999
                                           ------------    ------------
Trade accounts                             $  1,371,684    $  2,927,747
Allowance for doubtful accounts                (141,500)        (31,800)
                                           ------------    ------------

                                           $  1,230,184    $  2,895,947
                                           ============    ============

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                     August 31,
                                           ----------------------------
                                               2000            1999
                                           ------------    ------------
Machinery and equipment                    $    276,907    $    272,091
Furniture and fixtures                          337,394         331,839
Data processing equipment                     1,382,959       1,190,615
Leasehold improvements                           66,938          65,788
                                           ------------    ------------

                                              2,064,198       1,860,333
Accumulated depreciation and amortization    (1,505,747)     (1,280,384)
                                           ------------    ------------

                                           $    558,451    $    579,949
                                           ============    ============

     Depreciation and amortization expense for property and equipment for the years ended August 31, 2000, 1999 and 1998 was $254,576, $203,779 and $174,855.

NOTE 4 - NOTES PAYABLE TO BANK

Notes payable to bank are classified as current and are summarized as follows:

                                                                                                      August 31,
                                                                                             ---------------------------
                                                                                                 2000           1999
                                                                                             ------------   ------------
Line of credit of $1,000,000 with a bank with interest at the bank's prime rate plus 1% (10.5% at August 31, 2000) and maturing on February 1, 2001, and
   collateralized by substantially all of the Company's assets                               $    100,000   $    100,000

Revolving credit to term loan facility of $150,000 with a bank at the bank's prime rate plus 1.75% (11.25% at August 31, 2000) maturing on December 1, 2000, and collateralized by substantially all of the Company's assets.  The note is
   subject to minimum principal repayment terms of $10,000 a month plus interest                   40,000         87,488
                                                                                             ------------   ------------

                                                                                             $    140,000   $    187,488
                                                                                             ============   ============

     The notes payable to bank are covered by two note agreements that require the Company to meet certain covenants, including various financial ratios. At August 31, 2000, the Company was in compliance with all financial ratios.

NOTE 5 - COMMITMENTS

     OPERATING LEASES

     The Company leases office and warehouse space in Calabasas, California under a non-cancelable operating lease expiring in fiscal 2003. The Company also leases office space in Westminster, Colorado expiring in fiscal 2002.

     Future minimum lease payments under the facility leases are as follows:

Fiscal year ending August 31,                                                                          Amount
-----------------------------                                                                     -----------------
     2001                                                                                         $      230,693
     2002                                                                                                218,131
     2003                                                                                                 35,293
                                                                                                  -----------------

Total minimum lease payments                                                                      $     484,117
                                                                                                  =================

     Rent expense for the years ended August 31, 2000, 1999 and 1998 was approximately $230,000, $232,000 and $229,000.

NOTE 6 - STOCK OPTION PLANS AND WARRANTS

     During 1997, the Company adopted the 1997 Non-Qualified and Incentive Stock Option Plans upon termination of the 1992 Plans. At August 31, 2000, the 1992 plans have 395,815 options outstanding and exercisable. Under the 1997 Non-Qualified Stock Option Plan, the Company may grant a maximum of 300,000 common shares (officers and directors may acquire no more than 150,000 common shares) and no options may be granted at a price less than 85 percent of the fair market value of the common shares on the date of grant. Under the 1997 Incentive Stock Option Plan, the Company may grant a maximum of 500,000 common shares (officers and directors may acquire no more than 250,000 common shares). In addition, under the 1997 Incentive Stock Option Plan, options can not be granted at a price less than 100 percent of the fair market value of the common shares on the date of grant for officers, directors and employees who owned less than 10 percent of the Company's common shares and not less than 110 percent of fair market value for those officers, directors, and employees who owned 10 percent or more of the Company's common shares. Under the 1997 Plans, options granted to optionees owning less than 10 percent of the Company's outstanding voting securities may exercise their options within ten years from the date of grant. Options granted to optionees owning 10 percent or more of the Company's outstanding voting securities have an exercise term of no more than five years from the date of grant. No options under either plan can be exercised if the optionee had been previously granted an option that had not been exercised or had not expired. No options can be exercised during the first year of the option term. At August 31, 2000, the 1997 plans have 367,000 options outstanding and 82,125 options exercisable. These plans expire in 2007.

     The Company has also granted special options approved by the Board of Directors to officers and directors and financial consultants. The options were granted at the fair market value at the date of grant and are exercisable over periods ranging from two to five years after which they expire. 300,000 shares of the special grants are included in the non-qualified plan shares outstanding at August 31, 2000.

     In December 1998, the Company's board of directors amended the exercise price of all outstanding options with an exercise price above $1.25 per share, or in the case of owners of 10% or more of the Company, with outstanding shares above $1.38. The exercise price became $.90 and $.99 per share, respectively.

     During fiscal 1999, the Company issued to a financial consultant a warrant to purchase a total of 125,000 common shares of the Company exercisable at $1.50 per share through June 2003.

     Option and warranty activity through August 31, 2000 is summarized below:

                                          Non-Qualified Plans            Incentive Plans                Warrants
                                        -------------------------    -------------------------   ------------------------
                                                      Weighted                     Weighted                   Weighted
                                         Number       Average         Number        Average       Number       Average
                                           of         Exercise          of         Exercise         of        Exercise
                                         Shares        Price          Shares         Price        Shares        Price
                                        ----------  -------------    ---------    ------------   ---------   ------------
September 1, 1997                         662,755        $1.44        250,000         $1.94            --           --
   Options granted range from
      $1.63 to $1.78                       35,000        $1.69         60,000         $1.72            --           --
   Options expired range from
      $1.10 to $1.50                      (30,000)       $1.30        (11,000)        $2.25            --           --
   Options exercised range from
      $1.03 to $1.13                      (36,000)       $1.10        (25,000)        $1.08            --           --
                                        ---------                    --------

August 31, 1998                           631,755        $1.48        274,000         $1.95
   Warrants granted at $1.50                   --           --             --            --       125,000        $1.50
   Options granted range from $.90
      to $.99                             509,755        $0.90        244,000         $0.91            --           --
   Options canceled range from
      $1.25 to $2.25                     (509,755)       $1.41       (244,000)        $1.98            --           --
   Options expired range from
      $1.44 to $2.25                      (22,000)        1.67        (30,000)        $1.74            --           --
   Options exercised range from
      $.90 to $.99                       (112,500)       $0.90        (73,685)        $0.90            --           --
                                        ---------                    --------                     -------

August 31, 1999                           497,255        $0.97        170,315         $0.91       125,000        $1.50

Options granted at $1.00                   40,000        $1.00        195,000         $1.00            --           --

Options canceled at $.90                       --           --        (23,750)        $0.90            --           --

Options expired at $.90                   (49,755)       $0.90         (3,000)        $0.90            --           --

Options exercised range from $.90
   to $.99                                (17,500)       $0.93        (45,750)        $0.91            --           --
                                        ---------                    --------                     -------

Options and warrants outstanding
   at August 31, 2000                     470,000        $0.91        292,815         $0.97       125,000        $1.50
                                        =========                    ========                     =======

Options and warrants  exercisable
   at August 31, 2000                     400,000        $0.90         77,940         $0.92       125,000        $1.50
                                        =========                    ========                     =======

Options available for grant at
   August 31, 2000                        175,000                     258,000
                                        =========                    ========

     Information relating to stock options and warrants, at August 31, 2000 summarized by exercise price are as follows:

                                                                Outstanding                         Exercisable
                                                  -----------------------------------------   -------------------------
                                                                     Weighted Average             Weighted Average
                                                                 --------------------------   -------------------------
Exercise Price                                                      Life         Exercise                    Exercise
Per Share                                           Shares        (Months)        Price         Shares         Price
                                                  -----------    -----------    -----------   ------------   ----------

Incentive Stock Option Plan:

           $0.90                                       77,815           15.6          $0.90         62,940        $0.90
           $0.99                                       20,000           18.5          $0.99         15,000        $0.99
           $1.00                                      195,000           59.0          $1.00              -        $1.00
                                                  -----------    -----------    -----------   ------------   ----------

                                                      292,815           44.7          $0.97         77,940        $0.92
                                                  ===========    ===========    ===========   ============   ==========

Non-Qualified Stock Option Plan:

           $0.90                                      410,000            8.0          $0.90        382,500        $0.90
           $0.99                                       20,000           13.5          $0.99         17,500        $0.99
           $1.00                                       40,000           59.0          $1.00              -        $1.00
                                                  -----------    -----------    -----------   ------------   ----------

                                                      470,000           12.6          $0.91        400,000        $0.90
                                                  ===========    ===========    ===========   ============   ==========

Warrants:

           $1.50                                      125,000           33.0          $1.50        125,000        $1.50
                                                  ===========    ===========    ===========   ============   ==========

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method whereby stock-based compensation is determined based on the fair value of the grant dates consistent with the method of SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share for the years ended August 31, 2000, 1999 and 1998 would have been decreased to the pro forma amounts presented below.

                                                                                   August 31,
                                                                 ------------------------------------------------
                                                                    2000               1999             1998
                                                                 ------------       ------------     ------------
Net income (loss), as reported                                 $    (618,979)        $   684,086       $(648,903)
Net income (loss), pro forma                                        (625,327)            630,044        (709,144)

Basic net earnings (loss) per share, as reported                       (0.20)               0.23           (0.22)
Basic net earnings (loss) per share, pro forma                         (0.20)               0.21           (0.25)

Diluted net earnings (loss) per share, as reported                     (0.20)               0.21           (0.22)
Diluted net earnings (loss) per share, pro forma                       (0.20)               0.19           (0.25)


     The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for grants in 2000, 1999 and 1998; expected life of options, 5 years, 2 years and 5 years, respectively, expected volatility of 19%, 18% and 14%, respectively, and risk-free interest rate of 6.1%, 4.5% and 6.0%, respectively. The weighted average fair value on the date of grants for options granted during 2000, 1999 and 1998 was $0.31, $0.08 and $0.46 per option.

     Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1998, 1999 and 2000.

NOTE 7 - RELATED PARTIES

     At August 31, 2000 and 1999, the Company had a note receivable outstanding from an executive officer for $1,980 and $14,790, respectively, which accrues interest at 10% per annum and is payable annually beginning January 2, 1998. The note receivable is payable in full on December 18, 2000.

NOTE 8 - INCOME TAX PROVISION (BENEFIT)

     The provision (benefit) for income taxes consist of the following:

                                                August 31,
                                 -----------------------------------
                                    2000         1999        1998
                                 ---------    ---------    ---------
Current taxes:
     Federal                     $    --      $    --      $    --
     State                           2,300        4,600        9,500

Deferred
     State                          (2,300)        --          7,800
     Federal                      (235,300)     175,400     (340,100)
                                 ---------    ---------    ---------

                                  (235,300)     180,000     (322,800)

Change in valuation allowance      235,300     (100,000)        --
                                 ---------    ---------    ---------

Income tax provision (benefit)   $    --      $  80,000    $(322,800)
                                 =========    =========    =========


     Income tax provision (benefit) differs from the amount obtained by applying the statutory federal income tax rate to income before income tax expense as follows:

                                                                          August 31,
                                                                 -----------------------------
                                                                  2000        1999       1998
                                                                 -------     ------     ------
Computed provision (benefit) for taxes based on income
  at statutory rate                                               (34.0)%      34.0%     (34.0)%

State taxes, net of benefit of state net operating
  loss carryforward                                                 0.4         0.6        1.0

Change in valuation allowance                                      38.0       (14.0)        --

Permanent differences and other                                    (4.4)      (10.1)      (0.2)
                                                                 -------     ------     ------

                                                                     --%       10.5%     (33.2)%
                                                                 =======     ======     ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of August 31, 2000 and 1999 are as follows:

                                             August 31,
                                      --------------------------
                                         2000           1999
                                      -----------    -----------
Deferred tax assets:
   Allowance for doubtful accounts    $    56,600    $    12,700
   Inventory uniform capitalization        22,800         39,300
   Accrued vacation                        73,900         56,700
   Deferred revenue                       247,100        274,400
   Depreciation and amortization           30,700           --
   Net operating loss carryforwards     1,255,900      1,119,600
   Tax credits                            308,900        285,200
                                      -----------    -----------

Gross deferred tax assets               1,995,900      1,787,900

Deferred tax liability:
   Capitalized software costs            (524,200)      (509,100)
   Depreciation and amortization             --          (27,000)
   Other                                   (5,900)       (21,300)
                                      -----------    -----------

Gross deferred tax liability             (530,100)      (557,400)

Valuation allowance                      (235,300)          --
                                      -----------    -----------

Net deferred tax assets               $ 1,230,500    $ 1,230,500
                                      ===========    ===========

     At August 31, 2000, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $358,000 and $3,600,000, respectively, that expire at various dates through 2015 and general business tax credit carryforwards available to offset future income tax payable of approximately $309,000 that expire at various dates through 2014. The Tax Reform Act of 1986 contains provisions which limit the amount of tax credits that can be utilized in any one year in subsequent years.

     The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. At August 31, 2000, the Company evaluated the net deferred tax asset taking into consideration operating results, and determined that a valuation allowance of $235,300 should be established. The Company believes it is more likely than not that the net deferred tax asset of $1,230,500 will be realized.

NOTE 9 - EARNINGS (LOSS) PER SHARE

                                                          August 31,
                                               ---------------------------------
                                                  2000       1999        1998
                                               ---------   ---------   ---------
Basic weighted average shares outstanding      3,149,358   2,979,060   2,901,003

Diluted effect of stock options and warrants        --       302,574        --
                                               ---------   ---------   ---------

Diluted weighted average shares outstanding    3,149,358   3,281,634   2,901,003
                                               =========   =========   =========

         At August 31, 2000 and 1998, options and warrants to purchase 887,815 and 905,755 shares, respectively, were outstanding and could affect future periods, but were not included in the computation of diluted loss per common share because the effect would be antidilutive. At August 31, 1999, all 792,570 outstanding options and warrants are dilutive and considered in the above computation.

NOTE 10 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company's operations are classified into two principal reportable industry segments: (a) development, manufacture, sales and service of Clinical Information Systems (CIS) for use in hospitals, clinics, reference laboratories and other healthcare institutions, and (b) application service provider (ASP) and data outsourcing services provided by Xymed.com, the Company's wholly-owned subsidiary formed in September 1999.

AUGUST 31, 2000                             CIS            ASP          Combined
-----------------------------------     -----------    -----------    -----------
Net sales to unaffiliated customers     $ 7,224,398    $      --      $ 7,224,398
Operating loss                             (227,326)      (407,412)      (634,738)
Identifiable assets                       5,820,302         95,561      5,915,863
Depreciation and amortization               305,248         13,957        319,205
Interest expense                             12,753           --           12,753

     For the years ended August 31, 1999 and 1998, the Company operated as one segment.

     The Company had no customers that accounted for more then 10% of the Company's sales during the years ended August 31, 2000, 1999 and 1998.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is as follows:

     (a) Cash paid:

                      2000      1999       1998
                     -------   -------   -------
      Interest       $13,757   $37,644   $55,365
      Income taxes   $ 5,278   $ 1,006   $ 1,570
                     =======   =======   =======


     (b) Non-cash investing and financing activities:

     During fiscal 1998, the Company generated a note receivable for $23,100 from a related party (See Note 7).

NOTE 12 - SUBSEQUENT EVENT

     In September 2000, the Company entered into a capital lease for various computers and related equipment. The lease calls for monthly lease payments of $2,014 and expires in 2003.