Form 10QSB
period 2000-11-30
CREATIVE COMPUTER APPLICATIONS INC
filed 2001-01-16
CIK 712815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB



(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____________ TO _______________

                         COMMISSION FILE NUMBER 0-12551

                      CREATIVE COMPUTER APPLICATIONS, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            CALIFORNIA                                     95-3353465
-------------------------------------          ---------------------------------
    (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


                26115-A MUREAU ROAD, CALABASAS, CALIFORNIA 91302
               --------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (818) 880-6700
                          ----------------------------
                           ISSUER'S TELEPHONE NUMBER:



     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES \X\           NO \ \

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 3,173,575 COMMON SHARES AS OF DECEMBER 31, 2000.


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                           YES \ \           NO \X\

                      CREATIVE COMPUTER APPLICATIONS, INC.

                                   FORM 10-QSB


                                    I N D E X




PART I - FINANCIAL INFORMATION:                                                                   PAGE

Condensed Balance Sheets, as at November 30, 2000 and August 31, 2000                               3

Condensed Statements of Operation for the three months ended November 30, 2000 and
          November 30, 1999                                                                         4

Condensed Statements of Cash Flows for the three months ended November 30, 2000 and
          November 30, 1999                                                                         5

Notes to Condensed Financial Statements                                                             6

Management's Discussion and Analysis of Results of Operations and Financial Condition               6


PART II - OTHER INFORMATION:

Items 1 through 6                                                                                   8

Signatures                                                                                          9


                      CREATIVE COMPUTER APPLICATIONS, INC.


                         PART 1 - FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS


                                                                                     NOVEMBER 30,              AUGUST 31,
                                                                                         2000                     2000      *
                                                                                 ------------------         -----------------
                                                                                     (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
     Cash                                                                                $  407,545         $        618,063
     Receivables, net                                                                     1,424,677                1,230,184
     Inventories                                                                            267,724                  267,796
     Prepaid expenses and other assets                                                      124,053                  126,633
     Deferred tax asset                                                                     639,500                  639,500
                                                                                 ------------------         ----------------

         TOTAL CURRENT ASSETS                                                             2,863,499                2,882,176

PROPERTY AND EQUIPMENT, net                                                                 518,550                  558,451
INVENTORY OF COMPONENT PARTS                                                                380,631                  395,631
CAPITALIZED SOFTWARE COSTS, net of accumulated
     amortization of $842,411 and $744,351                                                1,308,408                1,310,468
INTANGIBLES, net                                                                            154,088                  170,536
DEFERRED TAX ASSET                                                                          591,000                  591,000
OTHER  ASSETS                                                                                 7,145                    7,601
                                                                                 ------------------         ----------------

         TOTAL ASSETS                                                            $        5,823,321         $      5,915,863
                                                                                 ==================         ================

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable to bank                                                       $          160,000         $        140,000
     Accounts payable                                                                       168,405                  211,136
     Accrued liabilities:
         Vacation Pay                                                                       194,430                  184,821
         Other                                                                              159,966                  251,697
     Deferred service contract income                                                       892,600                  844,926
     Deferred revenue                                                                       714,135                  390,973
                                                                                 ------------------         ----------------

         TOTAL CURRENT LIABILITIES                                                        2,289,536                2,023,553

CAPITAL LEASE                                                                                62,924                        -
                                                                                 ------------------         ----------------

         TOTAL LIABILITIES                                                                2,352,460                2,023,553

SHAREHOLDERS' EQUITY:
     Common shares, no par value; 20,000,000 shares
         authorized; 3,173,575 and 3,173,575 shares
         outstanding                                                                      6,092,144                6,092,144
Accumulated deficit                                                                      (2,621,283)              (2,199,834)
                                                                                 ------------------         ----------------

     TOTAL SHAREHOLDERS' EQUITY                                                           3,470,861                3,892,310
                                                                                 ------------------         ----------------

                                                                                 $        5,823,321         $      5,915,863
                                                                                 ==================         ================

                       SEE NOTES TO FINANCIAL STATEMENTS.

* AS PRESENTED IN THE AUDITED FINANCIAL STATEMENTS

                      CREATIVE COMPUTER APPLICATIONS, INC.

                        CONDENSED STATEMENTS OF OPERATION



                                                                                            THREE MONTHS ENDED NOVEMBER 30,
                                                                                            -------------------------------
                                                                                                 2000                1999
                                                                                            --------------     ------------
                                                                                                       (UNAUDITED)
NET SYSTEM SALES AND SERVICE REVENUE
     System sales                                                                               $  315,363          $1,796,340
     Service revenue                                                                               908,081             709,847
                                                                                              ------------         -----------
                                                                                                 1,223,444            2,506,187
COST OF PRODUCTS AND SERVICES SOLD
     System sales                                                                                  382,323             921,039
     Service revenue                                                                               440,529             421,171
                                                                                              ------------         -----------
                                                                                                   822,852           1,342,210

     Gross profit                                                                                  400,592           1,163,977

OPERATING EXPENSES:
     Selling, general and administrative                                                           621,568             678,426

     Research and development                                                                      204,140             191,997
                                                                                              ------------         -----------

                                                                                                   825,708             870,423
                                                                                              ------------         -----------

     Operating income (loss)                                                                      (425,116)            293,554

INTEREST AND OTHER INCOME                                                                            8,393               2,898

INTEREST EXPENSE                                                                                    (4,726)             (5,120)
                                                                                              ------------         -----------
     Income (loss) before taxes on income                                                         (421,449)            291,332

INCOME TAX PROVISION                                                                                    --             134,000
                                                                                              ------------         -----------

NET INCOME (LOSS)                                                                             $   (421,449)         $  157,332
                                                                                              ============         ===========
EARNINGS (LOSS) PER SHARE (Note 2):
     Basic                                                                                    $       (.13)         $      .05
     Diluted                                                                                  $       (.13)         $      .04
                                                                                              ============         ===========
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING
     Basic                                                                                       3,173,575           3,122,925
     Diluted                                                                                     3,173,575           3,559,224
                                                                                              ============         ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.

                      CREATIVE COMPUTER APPLICATIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                                                                  THREE MONTHS ENDED NOVEMBER 30,
                                                                                              ------------------------------------
                                                                                                   2000                   1999
                                                                                              -------------          -------------
                                                                                                           (UNAUDITED)
OPERATING ACTIVITIES:
     Net income   (loss)                                                                         $(421,449)              $ 157,332
     Adjustments to reconcile net income (loss)
         to net cash provided by (used in) operating activities:
              Depreciation and amortization                                                        180,158                 162,745
              Provision for doubtful accounts                                                        9,213                   4,302
              Deferred taxes                                                                             -                 134,000
     Changes in operating assets and liabilities:
              Receivables                                                                         (203,706)               (171,447)
              Inventories                                                                           15,072                 (19,356)
              Prepaid expenses and other assets                                                      3,036                 (38,400)
              Accounts payable                                                                     (42,731)                (24,668)
              Accrued liabilities                                                                  288,714                 (43,828)
                                                                                              ------------             -----------

         Net cash provided by (used in)
              operating activities                                                                (171,693)                160,680
                                                                                              ------------             -----------

INVESTING ACTIVITIES
     Additions to property and equipment                                                           (25,749)                (70,342)
     Capitalized software costs                                                                    (96,000)                (98,820)
                                                                                              ------------             -----------

         Net cash used in investing
              activities                                                                          (121,749)               (169,162)
                                                                                              ------------             -----------

FINANCING ACTIVITIES:
     Additions to (payments on) notes payable, net                                                  20,000                 (57,488)
     Increase in capital lease obligations,
         net of payments                                                                            62,924                      --
     Proceeds from exercise of Stock Option                                                             --                  22,500
                                                                                              ------------             -----------

         Net cash provided by (used in) financing
               activities                                                                           82,924                 (34,988)
                                                                                              ------------             -----------

NET DECREASE IN CASH                                                                              (210,518)                (43,470)

Cash, beginning of period                                                                          618,063                 650,271
                                                                                              ------------             -----------

Cash, end of period                                                                              $ 407,545               $ 606,801
                                                                                              ============             ===========
1



                       SEE NOTES TO FINANCIAL STATEMENTS.

                      CREATIVE COMPUTER APPLICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 2000 and August 31, 2000, the results of its operations for the three months ended November 30, 2000 and 1999, and cash flows for the three months ended November 30, 2000 and November 30, 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in preparation of the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000.

          The results of operations for the three months ended November 30, 2000 are not necessarily indicative of the results expected for any other period or for the entire year.

NOTE 2. The Company accounts for its earnings per share in accordance with SFAS No.128, which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. For the three months ended November 30, 2000, the Company did not include any potential diluted securities, as inclusion would be anti-dilutive.

NOTE 3. The Company adopted Staff Accounting Bulletin 101, "Revenue Recognition", ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company accounts for its software revenue recognition in accordance with Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2"). SOP 97-2 requires companies to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed and determinable, and (iv) collectability is probable. The SOP also requires companies to allocate the fee on a multiple element contract between the various elements based on vendor-specific objective evidence of fair value. SAB 101 expands on the issues not explicitly covered in the SOP. The Company elected early adoption of SAB 101 for the current fiscal quarter beginning September 1, 2000. Pursuant to the adoption of SAB 101 the Company estimates that the recognition of revenue from the sale of hardware and software associated with the Company's Clinical Information Systems will be extended by approximately sixty to ninety days.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     This following section of the report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.

     The Company has experienced a decrease in sales, which began in fiscal 2000. Management believes that this decrease was primarily attributable to an industry wide slump related to post Y2K issues, the Balanced Budget Act, concerns about the pending regulations associated with the Health Insurance Portability and Accountability Act (HIPAA), and effects of SAB 101, discussed below. The Company initiated staffing and other expense cuts in order to mitigate its operating losses when it started to experience a downturn in sales in fiscal 2000. The Company remains cautious and continues to keep a tight reign on staffing and other expenses in response to the current industry conditions and may make other expense reductions to further mitigate its operating losses. The Company continues its product development programs in order to expand the depth of functionality of its products, as well as to address pending HIPAA compliance issues. The published provisions of HIPPA require patient confidentiality for all health care related information, and apply to any entity storing and/or transmitting patient identifiable information on electronic media, as well as paper records. Such provisions may require additional audit trails and tiered/structured password security when accessing patient data. Certain safeguards will be required to accurately insure the security of patient data that transcend the safeguards that may be provided by the application software and equipment provided and serviced by the Company. The Company warrants that it will provide the modifications to its application software that will assist its clients in adhering to applicable HIPPA regulations.

                      CREATIVE COMPUTER APPLICATIONS, INC.


     Since its inception, the Company has provided enterprise systems consisting of its application software, servers, and other computer hardware components that it sells to end users. Beginning in the first fiscal quarter ended November 30, 1999, the Company began to develop an application service provider (ASP) activity in its wholly owned subsidiary Xymed.com. The ASP will offer the Company's proprietary application software to clients on a monthly subscription basis. Xymed.com, as well as data center services and application software support, will also provide the servers that host the application software. The Company has invested considerable resources in developing its ASP offering, and intends to make further investment before it begins operations. Due to technical and HIPAA related issues, the project has taken longer to complete than was originally projected. Until Xymed.com begins basic operations, the Company continues to incur additional startup expenses with no revenues to offset such expenses. These costs will continue to have a negative impact on earnings until revenues are generated.

     As discussed in Note 3, in December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) which has since been revised twice and the implementation date of which has been extended twice. SAB 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in the financial statements. SAB 101 must be applied to financial statements no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company stated in its audited financial statements for the fiscal year ending August 31, 2000, that it believed the effect of SAB 101 would not have a material effect in the Company's financial results. However, since that time, more recently published documents from the SEC have provided additional guidance that has lead management to determine that SAB 101 will have a material effect on the financial statements for at least a couple of quarters. Accordingly, the Company elected early adoption of SAB 101 for the current fiscal quarter beginning September 1, 2000. At this time management believes the impact of SAB 101 will be timing issues related to the recognition of revenue from the sale of hardware and license of application software that will move the time of revenue recognition out approximately sixty to ninety days.

RESULTS OF OPERATIONS

     Sales for the first quarter of fiscal 2001 ended November 30, 2000 decreased by $1,282,743 or 51% compared to the same quarter of fiscal 2000. The Company has experienced a decrease in sales of Clinical Information Systems
(CIS) products, which began in fiscal 2000. Management believes that the general decrease is attributable to post Y2K issues, the Balanced Budget Act, concerns about pending regulations associated with HIPAA discussed above and the adoption of SAB 101. As a result of the adoption of SAB 101 approximately $500,000 of revenues from first quarter sales of CIS products will be deferred to subsequent periods.

     When analyzed by product category, sales of CIS decreased $1,473,285 or 90% and sales of data acquisition products decreased $7,693 or 5%. These decreases were partially offset by an increase in service revenues of $198,235 or 28%. The decrease in revenues associated with the Company's CIS products was primarily attributable to the general market conditions discussed above and the effect the adoption of SAB 101. The decrease in the sale of data acquisition products is primarily attributable to a lesser number of units shipped to OEM customers, and the decrease in CIS sales. The increase in service revenues was attributable to a greater number of customer sites on contract and higher average revenues per account.

     Cost of sales for the first quarter of fiscal 2001 decreased by $519,358 or 39% as compared to the same quarter of fiscal 2000. The decrease in cost of sales was attributable to a decrease in material costs of $344,061 or 93%, a decrease in labor costs of $64,229 or 12% and a decrease in other costs of $111,068 or 25%. The decrease in material costs was primarily attributable to a decrease in CIS sales during the period. Cost of sales as a percentage of sales was 67% for the current quarter as compared to 54% for the comparable fiscal 2000 quarter. This increase was primarily attributable to decreased revenues recognized, fixed labor costs and the inclusion of startup expenses for the Company's ASP activities. Due to this increase in cost of sales, the Company experienced a decrease in gross margin.

     Selling and administration expenses decreased by $56,858 or 8% for the current quarter compared to the same quarter of fiscal 2000. The decrease was primarily attributable to the Company's efforts to reduce costs in response to market conditions.

     Research and Development expense increased $12,143 or 6% for the current quarter as compared to the same quarter of fiscal 2000. The increase is attributable to the Company's product development activities. The Company

                      CREATIVE COMPUTER APPLICATIONS, INC.

continues to expend considerable resources on new product development and product enhancements, much of which is associated with HIPAA compliance issues.

     As a result of the aggregate factors discussed above, the Company has incurred a net loss of $421,449 or basic and diluted loss per share of $0.13 for the first fiscal quarter ended November 30, 2000 compared to net income of $157,332 or basic and diluted net income per share of $0.05 and $0.04 in the comparable quarter one year ago.


                         CAPITAL RESOURCES AND LIQUIDITY

     As of November 30, 2000, the Company's working capital amounted to $573,963 compared to $858,623 at August 31, 2000. The ratio of the Company's current assets to current liabilities was approximately 1.3 to 1 at November 30, 2000 compared to 1.4 to 1 at August 31, 2000.

     The Company's bank line of credit as of November 30, 2000 amounted to approximately $1,000,000; of that amount $150,000 was outstanding as of that date. The Company was not in compliance with some of the covenants and financial ratios required by its bank as of November 30, 2000, but had obtained a waiver.

     The Company believes that its cash flow from operations together with its bank credit facilities should be sufficient to fund its working capital requirements for the next 12 months.

                   SEASONALITY, INFLATION AND INDUSTRY TRENDS

The Company sales are generally lower in the summer and higher in the fall and winter. Inflation has had no material effect on the Company business since the Company has been able to adjust the prices of its products and services. Management believes that most phases of the healthcare segment of the computer industry will continue to be highly competitive and that potential healthcare reforms including those promulgated by HIPAA may have a long-term positive impact on its business. In addition, management believes that the industry will be marked with more significant technological advances, which will improve the quality of service and reduce costs. The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings, improving and expanding its services, and by constantly enhancing its software applications.



                           PART II - OTHER INFORMATION


Items 1 through 5.  NOT APPLICABLE

Item 6.  EXHIBITS AND REPORTS ON FORMS 8-K

(a)      Exhibit 11 - Statement re: computation of per share earnings.

(b) There were no reports filed on Form 8-K during the quarter ended November 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CREATIVE COMPUTER APPLICATIONS, INC.
------------------------------------
(Company)



Date  January 12, 2001                           /s/ Steven M. Besbeck
      ----------------                           -------------------------------
                                                 Steven. M. Besbeck, President
                                                 Chief Executive Officer, Chief
                                                 Financial Officer




Date  January 12, 2001                           /s/ Ana Villafane
      ----------------                           -------------------------------
                                                 Ana Villafane,
                                                 Controller and Chief Accounting
                                                 Officer