Form 10QSB
period 2001-02-28
CREATIVE COMPUTER APPLICATIONS INC
filed 2001-04-16
CIK 712815

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB



(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE
     TRANSITION PERIOD FROM               TO
                            ------------    ---------------


                         COMMISSION FILE NUMBER 0-12551

                      CREATIVE COMPUTER APPLICATIONS, INC.
-------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                    95-3353465
-------------------------------              ----------------------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


                26115-A MUREAU ROAD, CALABASAS, CALIFORNIA 91302
                ------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (818) 880-6700
                           --------------------------
                           ISSUER'S TELEPHONE NUMBER:



     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X     No
                               -----     -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,185,325 common shares as of March 15, 2001.

     Transitional Small Business Disclosure Format (check one):

                            Yes        No  X
                               -----     -----

                      CREATIVE COMPUTER APPLICATIONS, INC.


                                   FORM 10-QSB

                                    I N D E X


PART I - FINANCIAL INFORMATION:                                                                                          PAGE
Condensed Balance Sheets at February 28, 2001 and August 31, 2000                                                          3

Condensed Statements of Operations for the three months ended February 28, 2001 and February 29, 2000                      4

Condensed Statements of Operations for the six months ended February 28, 2001 and February 29, 2000                        5

Condensed Statements of Cash Flows for the six months ended February 28, 2001 and February 29, 2000                        6

Notes to Condensed Financial Statements                                                                                    7

Management's Discussion and Analysis of Results of Operations and Financial Condition                                      7


PART II - OTHER INFORMATION:

Items 1 through 6                                                                                                         10

Signatures                                                                                                                10


                      CREATIVE COMPUTER APPLICATIONS, INC.

                         PART 1 - FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS

                                                                 FEBRUARY 28,    AUGUST 31,
                                                                     2001          2000*
                                                                 -----------    -----------
                                                                 (UNAUDITED)
                                         ASSETS

CURRENT ASSETS:
     Cash                                                        $   536,445    $   618,063
     Receivables, net                                              1,400,783      1,230,184
     Inventories                                                     279,884        267,796
     Prepaid expenses and other assets                               129,563        126,633
     Deferred tax asset                                              639,500        639,500
                                                                 -----------    -----------

         TOTAL CURRENT ASSETS                                      2,986,175      2,882,176

PROPERTY AND EQUIPMENT, net                                          460,854        558,451
INVENTORY OF COMPONENT PARTS                                         365,631        395,631
CAPITALIZED SOFTWARE COSTS, net of accumulated
     amortization of $940,470 and $744,351                         1,306,349      1,310,468
INTANGIBLES, net                                                     137,640        170,536
DEFERRED TAX ASSET                                                   591,000        591,000
OTHER ASSETS                                                           4,709          7,601
                                                                 -----------    -----------

         TOTAL ASSETS                                            $ 5,852,358    $ 5,915,863
                                                                 ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable to bank                                       $   250,000    $   140,000
     Accounts payable                                                273,640        211,136
     Accrued liabilities:
         Vacation pay                                                195,300        184,821
         Other                                                       225,883        251,697
     Deferred service contract income                                920,812        844,926
     Deferred revenue                                                789,129        390,973
                                                                 -----------    -----------

                  TOTAL CURRENT LIABILITIES                        2,654,764      2,023,553

CAPITAL LEASE                                                         57,236             --
                                                                 -----------    -----------

                  TOTAL LIABILITIES                                2,712,000      2,023,553

SHAREHOLDERS' EQUITY:
         Common shares, no par value; 20,000,000 shares
         authorized; 3,173,575 and 3,173,575 shares
         outstanding                                               6,092,144      6,092,144
     Accumulated deficit                                          (2,951,786)    (2,199,834)
                                                                 -----------    -----------

                  TOTAL SHAREHOLDERS' EQUITY                       3,140,358      3,892,310
                                                                 -----------    -----------


                  TOTAL LIABLITIES AND SHAREHOLDERS' EQUITY      $ 5,852,358    $ 5,915,863
                                                                 ===========    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.


* AS PRESENTED IN THE AUDITED FINANCIAL STATEMENTS

                      CREATIVE COMPUTER APPLICATIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS


                                             THREE MONTHS ENDED FEBRUARY 28 & 29
                                                 2001                   2000
                                             -----------            -----------
                                                         (UNAUDITED)

NET SYSTEM SALES AND SERVICE REVENUE
     System sales                            $   364,179            $ 1,318,252
     Service revenue                             920,711                742,783
                                             -----------            -----------
                                               1,284,890              2,061,035

COST OF PRODUCTS AND SERVICES SOLD
     System sales                                415,521                685,815
     Service revenue                             391,486                444,982
                                             -----------            -----------
                                                 807,007              1,130,797

     Gross profit                                477,883                930,238

OPERATING EXPENSES:
     Selling, general and administrative         591,678                722,729

     Research and development                    217,674                194,152
                                             -----------            -----------

                                                 809,352                916,881
                                             -----------            -----------

     Operating income (loss)                    (331,469)                13,357

INTEREST AND OTHER INCOME                          8,568                  7,471

INTEREST EXPENSE                                  (7,602)                (3,051)
                                             -----------            -----------


     Income (loss) before taxes on income    $  (330,503)                17,777

INCOME TAX PROVISION                                --                   (8,000)
                                             -----------            -----------

NET INCOME (LOSS)                            $  (330,503)          $     9,777
                                             ===========           ===========


EARNINGS (LOSS) PER COMMON SHARE (Note 2):

     Basic                                   $      (.10)           $       .00
     Diluted                                        (.10)                   .00
                                             ===========            ===========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING

     Basic                                     3,173,575              3,135,758
     Diluted                                   3,173,575              3,534,175
                                             ===========            ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.

                      CREATIVE COMPUTER APPLICATIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS


                                              SIX MONTHS ENDED FEBRUARY 28 & 29
                                                 2001                    2000
                                             -----------             -----------
                                                         (UNAUDITED)

NET SYSTEM SALES AND SERVICE REVENUE
     System sales                            $   679,542             $ 3,114,592
     Service revenue                           1,828,792               1,452,630
                                             -----------             -----------
                                               2,508,334               4,567,222

COST OF PRODUCTS AND SERVICES SOLD
     System sales                                797,844               1,606,854
     Service revenue                             832,015                 866,153
                                             -----------             -----------
                                               1,629,859               2,473,007

     Gross profit                                878,475               2,094,215

OPERATING EXPENSES:
     Selling, general and administrative       1,213,246               1,401,155

     Research and development                    421,814                 386,149
                                             -----------             -----------

                                               1,635,060               1,787,304
                                             -----------             -----------

     Operating income (loss)                    (756,585)                306,911

INTEREST AND OTHER INCOME                         16,961                  10,369

INTEREST EXPENSE                                 (12,328)                 (8,171)
                                             -----------             -----------

     Income (loss) before taxes on income       (751,952)                309,109

INCOME TAX PROVISION                                --                  (142,000)
                                             -----------             -----------

NET INCOME (LOSS)                            $  (751,952)            $   167,109
                                             ===========             ===========

EARNINGS (LOSS) PER COMMON SHARE (Note 2):
     Basic                                   $      (.24)            $       .05
     Diluted                                        (.24)                    .05
                                             ===========             ===========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING

     Basic                                     3,173,575               3,129,342
     Diluted                                   3,173,575               3,525,864
                                             ===========             ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.

                      CREATIVE COMPUTER APPLICATIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH


                                                                   SIX MONTHS ENDED FEBRUARY 28 & 29
                                                                     2001                    2000
                                                                   ---------               ---------
                                                                              (UNAUDITED)

OPERATING ACTIVITIES:
     Net income (loss)                                             $(751,952)              $ 167,109
     Adjustments to reconcile net income (loss)
         to net cash provided by (used in) operating activities:
              Depreciation and amortization                          360,739                 338,189
              Provision for doubtful accounts                         14,004                  20,992
              Deferred taxes                                            --                   142,000
     Changes in operating assets and liabilities:
              Receivables                                           (184,603)                311,510
              Inventories                                             17,912                   5,512
              Prepaid expenses and other assets                          (38)                (33,006)
              Accounts payable                                        62,504                 (12,439)
              Accrued liabilities                                    458,707                (582,498)
                                                                   ---------               ---------

         Net cash provided by (used in)
              operating activities                                   (22,727)                357,369
                                                                   ---------               ---------

INVESTING ACTIVITIES
     Additions to property and equipment                             (34,127)               (117,028)
     Capitalized software costs                                     (192,000)               (194,820)
                                                                   ---------               ---------

         Net cash used in investing
              activities                                            (226,127)               (311,848)
                                                                   ---------               ---------

FINANCING ACTIVITIES:
     Additions to notes payable                                      150,000                 100,000
     Payments on notes payable                                       (40,000)               (187,488)
     Increase in capital lease obligations                            68,251                      --
     Payments on capital lease obligations                           (11,015)                     --
     Proceeds from exercise of stock options                               0                  40,500
                                                                   ---------               ---------

     Net cash provided by (used in) financing activities             167,236                 (46,988)
                                                                   ---------               ---------

NET DECREASE IN CASH                                                 (81,618)                 (1,467)

Cash, beginning of period                                            618,063                 650,271
                                                                   ---------               ---------

Cash, end of period                                                $ 536,445               $ 648,804
                                                                   =========               =========


                       SEE NOTES TO FINANCIAL STATEMENTS.

                      CREATIVE COMPUTER APPLICATIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's financial position as of February 28, 2001, the results of its operations for the three months and six months ended February 28, 2001 and February 29, 2000, and cash flows for the six months ended February 28, 2001 and February 29, 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in preparation of the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000.

         The results of operations for the three months and six months ended February 28, 2001 are not necessarily indicative of the results expected for any other period or for the entire year.

NOTE 2. The Company accounts for its earnings per share in accordance with SFAS No.128, which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. For the three months and six months ended February 28, 2001, the Company did not include any potential diluted securities, as inclusion would be anti-dilutive.

NOTE 3. The Company adopted Staff Accounting Bulletin 101, "Revenue Recognition", ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company accounts for its software revenue recognition in accordance with Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2"). SOP 97-2 requires companies to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed and determinable, and (iv) collectability is probable. The SOP also requires companies to allocate the fee on a multiple element contract between the various elements based on vendor-specific objective evidence of fair value. SAB 101 expands on the issues not explicitly covered in the SOP. The Company elected early adoption of SAB 101 for the current fiscal year beginning September 1, 2000. Pursuant to the adoption of SAB 101 the Company estimates that the recognition of revenue from the sale of hardware and software associated with the Company's Clinical Information Systems will be extended by approximately ninety to one hundred and eighty days. As a result of the adoption of SAB 101 and delayed implementations, deferred revenue increased by $398,156 for the six months ended February 28, 2001.

NOTE 4. The Company renewed its line of credit with its bank on April 10, 2001. The new line provides for $500,000 on a revolving basis through February 1, 2002, and contains certain loan covenants and financial ratio requirements. On February 28, 2001, the total amount due to the bank was $250,000. The Company was not in compliance with some of the covenants and financial ratios required by its bank as of February 28, 2001, but had obtained a waiver.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     This following section of the report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.

     The Company continued to experience decreasing sales, which began in fiscal 2000. Management believes that this decrease is primarily attributable to an industry wide slump related to post Y2K issues, the Balanced Budget Act, concerns about the pending regulations associated with the Health Insurance Portability and Accountability Act (HIPAA), and effects of SAB 101, discussed below. The Company initiated staffing and other expense cuts in order to mitigate its operating losses when it started to experience a downturn in sales in fiscal 2000. The Company remains cautious and continues to keep a tight reign on staffing and other expenses in response to the current industry conditions and may make other expense reductions to further mitigate its operating losses.

                      CREATIVE COMPUTER APPLICATIONS, INC.

     The Company continues its product development programs in order to expand the depth of functionality of its products, as well as to address pending HIPAA compliance issues. The published provisions of HIPPA require patient confidentiality for all health care related information, and apply to any entity storing and/or transmitting patient identifiable information on electronic media, as well as paper records. Such provisions may require additional audit trails and tiered/structured password security when accessing patient data. Certain safeguards will be required to accurately insure the security of patient data that exceed the safeguards that may be currently embedded in the application software and equipment provided and serviced by the Company. The Company warrants that it will provide the modifications to its application software that will assist its clients in adhering to applicable HIPPA regulations.

     Since its inception, the Company has provided enterprise systems consisting of its application software, servers, and other computer hardware components that it sells to end users. Beginning in the first fiscal quarter ended November 30, 1999, the Company began to develop an application service provider (ASP) activity in its wholly owned subsidiary Xymed.com. The ASP intends to offer the Company's proprietary application software to clients on a monthly subscription basis. Xymed.com will also provide the servers that host the application software, as well the Company's data center services and application software support. The Company has invested considerable resources in developing its ASP offering, and intends to make further investment before it begins operations. Due to technical and HIPAA related issues, the project has taken longer to complete than was originally projected. Until Xymed.com begins basic operations, the Company continues to incur additional startup expenses with no revenues to offset such expenses. These costs will continue to have a negative impact on results of operation until revenues are generated.

     As discussed in Note 3, in December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) which has since been revised twice and the implementation date of which has been extended twice. SAB 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in the financial statements. SAB 101 must be applied to financial statements no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company stated in its audited financial statements for the fiscal year ending August 31, 2000, that it believed the effect of SAB 101 would not have a material effect in the Company's financial results. However, since that time, more recently published documents from the SEC have provided additional guidance that has lead management to determine that SAB 101 will have a material effect on the financial statements for at least a couple of quarters. Accordingly, the Company elected early adoption of SAB 101 for the first fiscal quarter beginning September 1, 2000. At this time management believes the impact of SAB 101 will be timing issues related to the recognition of revenue from the sale of hardware and license of application software that will move the time of revenue recognition out approximately ninety to one hundred and eighty days.

                              RESULTS OF OPERATIONS

     Sales for the second quarter of fiscal 2001 ended February 28, 2001 decreased by $776,145 or 38% compared to the same quarter of fiscal 2000. For the six-month period ended February 28, 2001, sales decreased $2,058,888 or 45% compared to the same period in fiscal 2000. The Company has experienced a decrease in sales of Clinical Information Systems (CIS) products, which began in fiscal 2000. Management believes that the general decrease is attributable to post Y2K issues, the Balanced Budget Act, concerns about pending regulations associated with HIPAA discussed above and the adoption of SAB
101. As a result of the adoption of SAB 101 the Company deferred revenues attributable to CIS transactions of approximately $400,000 and $900,000 respectively from the current quarter and six-month period to subsequent periods.

     When analyzed by product category, for the quarter and six-month periods, sales of CIS products decreased $992,768 or 84% and $2,466,053 or 88% respectively, sales of data acquisition products increased $38,696 or 27% and $31,003 or 10% respectively, and service revenues increased $177,927 or 24% and $376,162 or 26% respectively. The decrease in revenues associated with the Company's CIS products was primarily attributable to the general market conditions discussed above and the effect of adoption of SAB 101. The increase in the sale of data acquisition products is primarily attributable to a greater number of units shipped to OEM customers. The increase in service revenues was attributable to a greater number of customer sites on contract and higher average revenues per account.

     Cost of sales for the second quarter and six-month period ended February 28, 2001 decreased by $323,790 or 29% and $843,148 or 34% respectively as compared to the same quarter of fiscal 2000. For the quarter and six-month period the decrease in cost of sales was attributable to a decrease in material costs of $138,520 or 71% and $482,581 or 85% respectively, a decrease in labor costs of $122,410 or 24% and $186,641 or 18% respectively, and a decrease in other costs of $62,860 or 15% and $173,926 or 20%. The decrease in material costs was primarily attributable to a decrease in CIS sales during the period. For the current quarter and the six-month period ended February 28, 2001, cost

                      CREATIVE COMPUTER APPLICATIONS, INC.

of sales as a percentage of sales increased to 63% from 55% and increased to 65% from 54%, respectively. This increase was primarily attributable to decreased revenues recognized, fixed labor costs and the inclusion of startup expenses for the Company's ASP activities. Due to this increase in cost of sales, the Company experienced a decrease in gross margin.

     Selling and administration expenses decreased by $131,051 or 18% and $187,909 or 13% in comparing the current quarter and six months ended February 28, 2001 with the same periods of fiscal 2000. The decrease was primarily attributable to the Company's efforts to reduce costs in response to market conditions.

     Research and Development expense increased $23,552 or 12% and $35,665 or 9% for the current quarter and six months ended February 28, 2001 compared to the same periods of fiscal 2000. The increases are attributable to the Company's new product development activities. The Company continues to expend considerable resources on new product development and product enhancements, much of which is associated with HIPAA compliance issues.

     As a result of the aggregate factors discussed above, the Company has incurred a net loss of $330,503 or basic and diluted loss per share of $0.10 and $751,952 or basic and diluted loss per share pf $0.24 for the current quarter and six-month period ending February 28, 2001 compared to net income of $9,777 or basic and diluted net income per share of $0.00 and $167,109 or basic and diluted net income per share of $0.05 in the comparable quarter and six-month period one year ago.


                         CAPITAL RESOURCES AND LIQUIDITY

     As of February 28, 2001, the Company's working capital amounted to $331,411 compared to $858,623 at August 31, 2000. The ratio of the Company's current assets to current liabilities was approximately 1.1 to 1 at February 28, 2001 compared to 1.4 to 1 at August 31, 2000.

     The Company's renewed its line of credit with its bank on April 10, 2001. The new line provides for $500,000 on a revolving basis through February 1, 2002, and contains certain loan covenants and financial ratio requirements. On February 28, 2001, the total amount due the bank was $250,000. The Company was not in compliance with some of the covenants and financial ratios required by its bank as of February 28, 2001, but had obtained a waiver.

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


Items 1 through 3.  NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         (a) The Company held an Annual Meeting of Shareholders on February 26, 2001.

         (b) The following Directors, all of whom were incumbents, were reelected to the five member Board at the February 26, 2001 meeting:

                                                       FOR                    WITHHELD

         Bruce M. Miller                             2,775,157                 28,800
         Steven M. Besbeck                           2,775,337                 28,620
         James R. Helms                              2,775,157                 28,800
         Lawrence S. Schmid                          2,775,157                 28,800
         Robert S. Fogerson, Jr.                     2,775,337                 28,620


         (c) The only matter voted upon at the February 26, 2001 Annual Meeting was the ratification of BDO Seidman, LLP as the Company's auditors for the fiscal year ending August 31, 2001 by a vote of 2,773,597 for, 11,940 against, 18,420 abstaining , and 0 non-votes.

         (d)      Not applicable.


Item 5.  NOT APPLICABLE

Item 6.  EXHIBITS AND REPORTS ON FORMS 8-K

         (a)      Exhibit 11 - Statement re: computation of per share earnings.

         (b) There were no reports filed on Form 8-K during the quarter ended February 28, 2001.



                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CREATIVE COMPUTER APPLICATIONS, INC.
------------------------------------
(Company)



DATE:    APRIL 13, 2001                     /S/  STEVEN M. BESBECK
         ---------------                ---------------------------------------
                                        Steven. M. Besbeck, President
                                        Chief Executive Officer, Chief
                                        Financial Officer



DATE:    APRIL 13, 2001                     /S/  ANA VILLAFANE
         ---------------                ---------------------------------------
                                        Ana Villafane
                                        Controller and Chief Accounting Officer