Form 10QSB
period 2001-05-31
CREATIVE COMPUTER APPLICATIONS INC
filed 2001-07-11
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2001

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Yes    X       No______

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,221,025 common shares as of July 11, 2001.

          Transitional Small Business Disclosure Format (check one):

Yes______  No    X__

CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB

I N D E X

PART I - Financial Information:

Condensed Consolidated Balance Sheets at May 31, 2001 and August 31, 2000

Condensed Consolidated Statements of Operations for the three months ended May 31, 2001 and May 31, 2000

Condensed Consolidated Statements of Operations for the nine months ended May 31, 2001 and May 31, 2000

Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2001 and May 31, 2000

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II - Other Information:

Items 1 through 6

Signatures

CREATIVE COMPUTER APPLICATIONS, INC.

PART 1 - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2001	August 31, 2000*
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$562,741	$618,063
Receivables, net	1,498,942	1,230,184
Inventories	238,623	267,796
Prepaid expenses and other assets	176,837	126,633
Deferred tax asset	639,500	639,500
TOTAL CURRENT ASSETS	3,116,643	2,882,176
PROPERTY AND EQUIPMENT, net	391,032	558,451
INVENTORY OF COMPONENT PARTS	350,631	395,631
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,038,529 and $744,351	1,319,290	1,310,468
INTANGIBLES, net	121,192	170,536
DEFERRED TAX ASSET	591,000	591,000
OTHER ASSETS	4,253	7,601
TOTAL ASSETS	$5,894,041	$5,915,863

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to bank (Note 4)	$200,000	$140,000
Accounts payable	188,463	211,136
Accrued liabilities:
Vacation Pay	172,481	184,821
Other	309,795	251,697
Deferred service contract income	896,699	844,926
Deferred revenue	885,451	390,973

TOTAL CURRENT LIABILITIES	2,652,889	2,023,553
CAPITAL LEASE	51,549	-

TOTAL LIABILITIES	2,704,438	2,023,553

SHAREHOLDERS' EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,221,025 and 3,173,575 shares outstanding	6,108,164	6,092,144
Accumulated deficit	(2,918,561)	(2,199,834)
TOTAL SHAREHOLDERS' EQUITY	3,189,603	3,892,310

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$5,894,041	$5,915,863

See Notes to Condensed Consolidated Financial Statements.

* As presented in the audited consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended May 31
	2001	2000
	(unaudited)
NET SYSTEM SALES AND SERVICE REVENUE (Note 3)
System sales	$729,101	$495,655
Service revenues	897,720	813,713
	1,626,821	1,309,368
COST OF PRODUCTS AND SERVICES SOLD
System sales	446,938	526,074
Service revenue	394,750	418,886
	841,688	944,960

Gross profit	785,133	364,408

OPERATING EXPENSES:
Selling, general and administrative	557,873	760,138
Research and development	194,438	212,886

	752,311	973,024

Operating income (loss)	32,822	(608,616)

INTEREST AND OTHER INCOME	7,838	5,390

INTEREST EXPENSE	(7,435)	(2,365)

Income (loss) before taxes on income	33,225	(605,591)

INCOME TAX BENEFIT	-	142,000
NET INCOME (LOSS)	$33,225	($463,591)
EARNINGS (LOSS) PER COMMON SHARE (Note 2):
Basic	$.01	($.15)
Diluted	$.01	($.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	3,185,325	3,166,425
Diluted	3,185,325	3,166,425

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended May 31
	2001	2000
	(unaudited)
NET SYSTEM SALES AND SERVICE REVENUE (Note 3)
System sales	$1,408,643	$3,610,247
Service revenues	2,726,512	2,266,343
	4,135,155	5,876,590
COST OF PRODUCTS AND SERVICES SOLD
System sales	1,244,782	2,132,928
Service revenue	1,226,765	1,285,039
	2,471,547	3,417,967

Gross profit	1,663,608	2,458,623

OPERATING EXPENSES:
Selling, general and administrative	1,771,119	2,161,293
Research and development	616,252	599,035

	2,387,371	2,760,328
Operating loss	(723,763)	(301,705)

INTEREST AND OTHER INCOME	24,799	15,759

INTEREST EXPENSE	(19,763)	(10,536)

Loss before taxes on income	(718,727)	(296,482)

INCOME TAX PROVISION	-	-

NET LOSS	($718,727)	($296,482)

LOSS PER COMMON SHARE (Note 2)
Basic	($.23)	($.09)
Diluted	($.23)	($.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	3,177,492	3,141,703
Diluted	3,177,492	3,141,703

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Nine Months Ended May 31
	2001	2000
	(unaudited)
OPERATING ACTIVITIES:
Net loss	($718,727)	($296,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	546,601	480,693
Provision for doubtful accounts	14,004	39,583

Changes in operating assets and liabilities:
Receivables	(282,762)	1,177,185
Inventories	74,173	65,600
Prepaid expenses and other assets	(46,856)	(8,371)
Accounts payable	(22,673)	(285,666)
Accrued liabilities and deferred revenues	592,009	(862,232)

Net cash provided by operating activities	155,769	310,310

INVESTING ACTIVITIES
Additions to property and equipment	(35,660)	(121,887)
Capitalized software costs	(303,000)	(291,080)

Net cash used in investing activities	(338,660)	(412,967)

FINANCING ACTIVITIES:
Additions to notes payable	150,000	-
Payments on notes payable	(90,000)	(117,488)
Increase in capital lease obligations	68,251	-
Payments on capital lease obligations	(16,702)	-
Proceeds from exercise of stock options	16,020	63,550

Net cash provided by (used in) financing activities	127,569	(53,938)

NET DECREASE IN CASH	(55,322)	(156,595)

Cash, beginning of period	618,063	650,271

Cash, end of period	$562,741	$493,676

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.              In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of May 31, 2001, the results of its operations for the three months and nine months ended May 31, 2001 and 2000, and cash flows for the nine months ended May 31, 2001 and May 31, 2000.  These results have been determined on the basis of generally accepted accounting principals and practices applied consistently with those used in the preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year end August 31, 2000.

             The results of operations for the three months and nine months ended May 31, 2001 are not necessarily indicative of the results to be expected for any other period or for the entire year.

Note 2.              The Company accounts for its Earnings Per Share in accordance with SFAS No. 128, which requires presentation of basic and diluted earnings per share.  Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants, to issue common stock were exercised or converted into common stock.  For the three and nine months ended May 31, 2001, the Company did not include any potential diluted shares, as inclusion would be anti-dilutive.

Note 3.              The Company adopted Staff Accounting Bulletin 101, “Revenue Recognition”, (“SAB 101”).  SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements.  The Company accounts for its software revenue recognition in accordance with Statement of Position 97-2, “Software Revenue Recognition”, (“SOP 97-2”).   SOP 97-2 requires companies to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed and determinable, and (iv) collectability is probable.  The SOP also requires companies to allocate the fee on a multiple element contract between the various elements based on vendor-specific objective evidence of fair value.  SAB 101 expands on the issues not explicitly covered in the SOP. The Company elected early adoption of SAB 101 for the current fiscal year beginning September 1, 2000.  Pursuant to the adoption of SAB 101 the Company estimates that the recognition of revenue from the sale of hardware and software associated with the Company’s Clinical Information Systems will be extended by approximately ninety to one hundred and eighty days.

Note 4.              The Company renewed its line of credit with its bank on April 10, 2001.  The new line provides for $500,000 on a revolving basis through February 1, 2002, and contains certain loan covenants and financial ratio requirements.  On May 31, 2001, the total amount due to the bank was $200,000.  The Company was not in compliance with some of the covenants and financial ratios required by its bank as of May 31, 2001, but had obtained a waiver.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

             This following section of the report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.

             Beginning the second quarter of fiscal 2000, and continuing into fiscal 2001, the Company experienced decreased sales of its clinical information system products.  Management believes that the decrease was primarily attributable to an industry wide slump related to post Y2K issues, the Balanced Budget Act, and concerns about the pending regulations associated with the Health Insurance Portability and Accountability Act (HIPAA). In addition, the Company’s revenue recognition policies were changed in accordance with SAB 101, discussed below.  In the current third quarter, the Company began to experience a turnaround in sales of its CIS products.  The Company initiated staffing and other expense cuts in order to mitigate its operating losses when it started to experience a downturn in sales in fiscal 2000.  The Company remains cautious and continues to keep a tight reign on staffing and other expenses in response to the current industry and general economic conditions.  However, due to the improved sales and revenues recognized in the current third quarter the Company earned net income of $33,225.

             The Company has been able to continue its product development programs in order to expand the depth of functionality of its products, as well as to address pending HIPAA compliance issues.  The published provisions of HIPAA require patient confidentiality for all health care related information, and apply to any entity storing and/or transmitting patient identifiable information on electronic media, as well as paper records.  Such provisions will require additional audit trails and tiered/structured password security when accessing patient data.  Certain safeguards will be required to accurately insure the security of patient data that exceed the safeguards that may be currently embedded in the application software and equipment provided and serviced by the Company.  The Company warrants to its clients that it will provide the modifications to its application software that will assist them in adhering to applicable HIPAA regulations. The Company believes it will complete all the HIPAA related modifications and make them available to its clients well before the deadline for the imposition of the regulations.

             Since its inception, the Company has provided enterprise systems consisting of its application software, servers, and other computer hardware components that it sells to end users.  Beginning in the first fiscal quarter ended November 30, 1999, the Company began to develop an application service provider (ASP) activity in its wholly owned subsidiary Xymed.com.  The Company intended to offer its proprietary application software to clients on a monthly subscription basis.  Xymed.com would also provide the servers that host the application software, as well the Company’s data center services and application software support. To date, the Company has invested considerable resources in developing its ASP offering, but due to current conditions has delayed further investment.  The Company is reevaluating the opportunities for ASP offerings in light of HIPAA related issues, and the slow market acceptance for ASP services in the healthcare industry.  The Company has achieved technical feasibility and presently intends to use the ASP delivery infrastructure to provide on-line demonstrations of its applications and for enhanced training.

             As discussed in Note 3, in December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101) which has since been revised twice and the implementation date of which has been extended twice.  SAB 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in the financial statements.  SAB 101 must be applied to financial statements no later than the fourth quarter of fiscal years beginning after December 15, 1999.  The Company stated in its audited financial statements for the fiscal year ending August 31, 2000, that it believed the effect of SAB 101 would not have a material effect in the Company’s financial results.  However, since that time, more recently published documents from the SEC provided additional guidance that lead management to determine that SAB 101 would have a material effect on the financial statements for at least a couple of quarters.  The Company elected early adoption of SAB 101 for the first fiscal quarter beginning September 1, 2000.  Management believes the impact of SAB 101 will be timing issues related to the recognition of revenue from the sale of hardware and license of application software that will move the time of revenue recognition out approximately ninety to one hundred and eighty days.

Results of Operations

             Sales for the third quarter of fiscal 2001 ended May 31, 2001 increased by $317,453 or 24% compared to the same quarter of fiscal 2000.  For the nine-month period ended May 31, 2001 sales decreased $1,741,435 or 30% compared to the same period in fiscal 2000.  The Company has experienced a decrease in sales of Clinical Information Systems (CIS) products, which began fiscal 2000.  Management believes that the general decrease is attributable to post Y2K issues, the Balanced Budget Act, and concerns about pending regulations associated with HIPAA discussed above. As a result of the adoption of SAB 101, the recognition of revenue from the sales of hardware and software associated with the Company’s Clinical Information Systems is estimated to be extended by approximately ninety to one hundred and eight days.  In the third quarter of fiscal 2001, the Company began to recognize revenues deferred in the first and second fiscal quarters of 2001, resulting in higher revenues as compared to the same quarter of fiscal 2000.

             When analyzed by product category for the quarter, sales of CIS products increased by $153,093 or 44%, sales of data acquisition products increased by $80,353 or 54%, and service revenues increased by $84,007 or 10%. For the nine -month period ended May 31, 2001, sales of CIS products decreased $2,312,960 or 73%, sales of data acquisition products increased $111,356 or 25%, and service revenues increased $460,169 or 20%.  The decrease in revenues for the nine months associated with the Company’s CIS products was primarily attributable to the general market conditions discussed above and the effect of adoption of SAB 101.  As a result of improved sales of CIS products, the Company began to experience a turnaround in systems revenues recognized in the third quarter of fiscal 2001.  The increase in the sale of data acquisition products is primarily attributable to a greater number of units shipped to existing customers, and new placements associated with the increase in CIS sales for the quarter.  The increase in service revenues was attributable to a greater number of customer sites on contract and higher average revenues per account.

             Cost of sales for the third quarter and nine month period ended May 31, 2001 decreased by $103,272 or 11% and $946,420 or 28% respectively as compared to the same quarter and nine month period of 2000.  For the quarter and nine month period the decrease in costs of sales was primarily attributable to the decrease in labor costs of $103,526 or 20% and $290,167 or 19%, respectively, which was offset by an increase in material costs for the quarter of $42,218 or 80% and a decrease of $440,363 or 71% for the nine months, and decreases in other costs of $41,964 or 11% and  $215,890 or 17% respectively.  The overall fluctuations in material, labor, and other costs were attributable to the decrease in CIS sales during the nine-month period and the concurrent deferral of some costs associated with SAB 101.  For the current quarter and nine month period ended May 31, 2001, cost of sales as a percentage of sales decreased to 52% from 72% and increased to 60% from 58% respectively.    Since a substantial portion of the Company’s cost of sales are fixed, fluctuations in revenues recognized in any period may affect the gross margins.

             Selling and administration expenses decreased $202,265 or 27% and $390,174 or 18% in comparing the current quarter and nine months ended May 31, 2001 with the same periods of fiscal 2000.  The decrease was primarily attributable to the Company’s efforts to reduce costs in response to market conditions.

             Research and Development expense decreased $18,448 or 9% for the current quarter and increased $17,217 or 3% for the nine months ended May 31, 2001, compared to the same periods of fiscal 2000.  The decrease in product development expense for the current quarter is attributable to reduced staffing and a slight increase in capitalized software. The increase for the nine months ended May 31, 2001 is attributable to the additional personnel resources employed previously in new product development activities. The Company continues to expend considerable resources on new product development and product enhancements, much of which is associated with HIPAA compliance.

             As a result of the aggregate factors discussed above the Company earned net income of $33,225 or basic and diluted earnings per share of $.01 for the current fiscal quarter compared to net loss of $463,591 or basic and diluted net loss per share of $.15 for the comparable third quarter of fiscal 2000.  For the nine month period ending May 31, 2001, the Company incurred a net loss of $718,727 or basic and diluted loss per share of $.23 compared to net loss of $296,482 or basic and diluted net loss per share of $.09 for the comparable nine month period one year ago.

Capital Resources and Liquidity

             As of May 31, 2001, the Company’s working capital amounted to $463,754 compared to $858,623 at August 31, 2000.  The ratio of the Company’s current assets to current liabilities was approximately 1.2 to 1 at May 31, 2001 compared to 1.4 to 1 at August 31, 2000.

             The Company renewed its line of credit with its bank on April 10, 2001.  The new credit facility provides for $500,000 on a revolving basis through February 1, 2002, and contains certain loan covenants and financial ratio requirements.  On May 31, 2001, the total amount due the bank was $200,000.  The Company was not in compliance with some of the covenants and financial ratios required by its bank as May 31, 2001, but had obtained a waiver.

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

(b)        There were no reports filed on Form 8-K during the quarter ended May 31, 2001.

SIGNATURES

             In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.
(Company)

Date:	July 11, 2001	/s/ Steven M. Besbeck
Steven. M. Besbeck, President Chief Executive Officer, Chief Financial Officer

Date:	July 11, 2001	/s/ Ana Villafane
Ana Villafane Controller and Chief Accounting Officer