Form 10KSB40
period 2001-08-31
CREATIVE COMPUTER APPLICATIONS INC
filed 2001-11-21
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 2001.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

Yes   ☒   No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Issuer's revenues for its most recent fiscal year ended August 31, 2001 were $5,953,014

As of November 16, 2001, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $1,200,000.

As of November 16, 2001 the Company had 3,221,025 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11 and 12 of Part III of this report are hereby incorporated by reference from the Company’s Fiscal 2000 Definitive Proxy Statement, which will be filed within 120 days of the end of the Company’s fiscal year.

Transitional Small Business Disclosure (check one):

Yes   ☐   No   ☒

PART I

Item 1.  Business.

                The following report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.

Business Description

                Creative Computer Applications, Inc. (CCA or the Company) develops, assembles, markets, installs, and services computer based Clinical Information Systems (CIS) for use in hospitals, clinics, reference laboratories, and other healthcare institutions.  Clinical information is data that is gathered concerning each individual patient's health condition, diagnosis, and treatment that are used by doctors, nurses and other healthcare providers.  CCA's products are deployed to provide automation of patient centered clinical information that facilitates the operation of clinical departments and allows the rapid recording and processing of information that can be communicated, documented, and delivered to healthcare providers.

                Currently, CCA markets a Laboratory Information System under the name CyberLAB II®, a Pharmacy Information System under the name CyberMED®, a Radiology Information System under the name CyberRAD®, and other related clinical application modules.  Enhancements to such products as well as additional application software products are in development or are planned to be developed in the future.  In addition, CCA is seeking to license or acquire other synergistic software products and operating businesses to add to its expanding product and service activities.  The general offices and operational headquarters are located at 26115-A Mureau Road, Calabasas, CA 91302.  The Company’s telephone number is 818/880-6700.  The Company's business consists of four operational areas:  (1) Clinical Information Systems products, (2) service of its client's installations, (3) implementation services, and (4) data acquisition products.  Product lines consist of Laboratory Information Systems, Pharmacy Information Systems, Radiology Information Systems, Mammography Reporting and Tracking Systems, and Data Acquisition products.  The Company sells its products and systems directly through its own sales force and through joint marketing programs with other companies.

History and Business Development

                Since its inception as a California corporation in 1978, CCA has been primarily engaged in the development, marketing, installation, and service of Clinical Information Systems that automate the collection and management of patient centered clinical data for the healthcare industry.  As of August 31, 2001, the Company supported approximately 580 active application installations that are used in over 500 client sites.

                The percentage of the Company's net sales attributable to the sale, licensure, and implementation of Clinical Information Systems, including data acquisition product sales, accounted for approximately 38% of total revenues in fiscal 2001, 56% in fiscal 2000, and 69% in fiscal 1999.  Management believes that the percentage of the Company's net sales attributable to its sales of Clinical Information Systems activities will increase in fiscal 2002. It also expects that its service revenues, which accounted for 62% of total revenues in the current fiscal year, will not grow significantly in the 2002 fiscal year due to a limited number of new system sales in fiscal 2001.

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

                As part of its business strategy, the Company has pursued the development of new products and services to expand the Company's business to encompass other products that service other clinical departments in hospitals and multi-specialty clinics.  The Company has developed a Web Gateway™, which provides access to its existing products so that physicians and nurses can easily utilize them from virtually anywhere in the world, and is continuing to build upon this technology platform in order to deploy other functionality.  Initially the Web Gateway™ was developed to enable access to CyberLAB II® for orders, inquiry and results, additional functionality is now available for CyberRAD® for orders, inquiry and electronic signature.  CCA is also developing similar functionality for CyberMED®.

                In September 1999 CCA formed a wholly owned subsidiary, Xymed.com, which it initially planned to develop as an Application Service Provider (ASP) and a provider of data center outsourcing services.  Initially, Xymed.com was intended to offer the Company’s clinical information systems products to clients via private dedicated wide area networks and over the Internet.  The Company expended considerable resources in developing the ASP infrastructure, which it completed successfully.  However as a result of current market conditions, a lack of market acceptance for ASP services, and the difficulty in obtaining financing for such enterprises, the Company has decided not to pursue the ASP program at this time.  The Company gained substantial technological capabilities from its ASP development program and accordingly has deployed some of the technology in its standard products. In addition, the Company is utilizing the ASP infrastructure to perform on-line demonstrations of its application products and to provide enhanced training.

                The Company experienced a decrease in revenues and has incurred operating losses in its last two fiscal years due to a number of factors.  Such decreases in revenues and earnings were primarily attributable to an industry-wide post Year 2000 slowdown, the Balanced Budget Act, and uncertainties related to the Health Insurance Accountability and Portability Act (HIPAA).

                The Company began to experience an increase in new sales activities during the second half of its 2001 fiscal year and believes that the industry is recovering from its slowdown but management is cautious about current domestic economic conditions.  As a result of increased sales and marketing activities the Company’s pipeline of new CIS transactions has risen back to historical levels.  Management believes the industry and the market for CIS products will recover but is guarded about its core business activities until it has a clearer vision ahead.  Accordingly, management continues to respond to the current market conditions by keeping a tight reign on staffing and other expenses.  In addition to the post Y2K slowdown, the entire industry has been concerned with the potential effects of HIPAA on all healthcare systems.

                In order to address issues brought about by the HIPAA regulations, the Company is currently developing enhancements to its products in order to address the compliance issues necessitated by the HIPAA regulations.  Provisions of HIPAA are intended to ensure patient confidentiality and security for all health care related information.  The requirements of HIPAA apply to any entity storing and/or transmitting patient identifiable information on electronic media.  This affects virtually all health care organizations, from physicians and insurance companies to health care support organizations.  Certain safeguards will be required to accurately insure the security of patient data.  This will include more robust audit trails and tiered/structured password security when accessing patient data.  CCA plans on providing its client base with application enhancements that will assist its clients in adhering to HIPAA regulations as well as the necessary hardware upgrades and implementation services required to implement the new HIPAA related enhancements.

Clinical Information Systems

                The Company’s Clinical Information Systems are designed to provide cost effective, robust application features to manage a variety of clinical activities throughout most sectors of the health care market.  The Company's systems are highly scaleable, enabling a wide range of users to employ them.

                CCA's Clinical Information System applications are designed around a common open systems architecture that is based on the UNIX operating system platform and employs thin-client technology where applicable. CCA's use of this technology allows easy integration into existing networks, as well as seamless integration with other systems. CCA’s suite of Clinical Information Systems applications allows for unprecedented scalability and flexibility ensuring that as the needs of a healthcare provider change the systems can easily be adapted.  The Company's clinical applications are designed around flexible parameterized software, which enables the customer to tailor the software for its individual needs.

                For clinical laboratories, the Company has integrated its software applications and data acquisition technology into Laboratory Information Systems, which are sold under its trade name CyberLAB II®.  Extensive applications for a wide variety of laboratory testing, compliance, and quality control procedures, including hematology, immunology, chemistry, microbiology, drug testing, toxicology, urinalysis, and cytology testing, are available with the Company's systems.  Validation and reimbursement, multi-site reporting and management, database management, bedside specimen collections, point of care testing, remote communications and flexible user defined reporting capabilities are also included.  Additional modules are also available for complete microbiology testing and CyberPATH™, CCA’s anatomic pathology system can be fully integrated with CyberLAB II®.  The Company's Laboratory Information Systems are used by laboratories testing up to 15,000 patient samples a day.

                The Company's Pharmacy Information Systems, which are sold under the trademark CyberMED®, integrate inpatient, outpatient, and long term care applications into a highly integrated software product.  CyberMED® integrates unit dose, IVPB/TPN, controlled substances, floor stock, inventory control, and kinetics functions.  It performs labor-intensive operations such as patient profiling, drug inventory control, drug interactions, and patient billing.  An optional purchasing module can electronically place orders with suppliers and determine the fastest moving drugs, as well as track drug usage and costs.  CyberMED™ supports several third party database services for integrated drug interactions, pricing, and patient informational disclosures that are required by regulation.  Extensive reporting capabilities are supported including a user defined parameterized medication administration reporting module.

                CyberRAD®, the Company’s Radiology Information System, is hybrid in its design, which allows its employment in inpatient and outpatient settings.  Applications include extensive scheduling, reporting, film tracking, transcription, and clinical functionality.  MQA, a mammography reporting and tracking system acquired by the Company during fiscal 1998, has been integrated into CyberRAD®.  MQA can also be sold as a stand-alone system, and meets FDA guidelines for Mammography Quality Assurance.

                The Company's Clinical Information Systems support extensive communication capabilities to various healthcare information systems including Hospital Information Systems, nursing and practice management systems, for which the Company has developed over one hundred system-to-system communication interfaces.  The Company's Clinical Information Systems support networking capabilities and are employed in many settings that consist of multiple sites.  In addition, different types of enterprises, such as hospital and affiliated outpatient clinics, can use the Company’s systems to integrate their activities.  The communication interfaces often support bi-directional data communications, whereby demographic and test order requests are transmitted to the Clinical Information Systems and, in turn, billing information and test results are re-transmitted to the host system.  The Company’s Clinical Information Systems support their own order communications and test result subsystems that have been employed in other accounts that have relied on the Clinical Information System's communications capabilities.  Management believes that communications to other systems allowing connectivity between clinical systems, such as CyberLAB II®, CyberMED®, and CyberRAD®, and administrative information systems, are very important functional requirements in the marketability of its products.  The Company has focused considerable attention on the communication, networking, and connectivity capabilities of its products, and plans to further develop these capabilities as opportunities present themselves.

                The Company has developed standard seamless integration and network connectivity for all its products through user selected network topologies, network protocols, and network operating systems.  Although each application has been configured to operate as a stand-alone product, all can be operated as an integrated package, residing on a shared platform or network, thereby eliminating the need for multiple interfaces, duplicate information handling, and their associated costs.  CCA continues the development of enhancements to CyberLINK®, a software integration and communications module that integrates all of its own clinical applications and provides a single communications gateway to or from other vendors’ systems.

                The Company has designed its products to incorporate open systems architecture and to conform to computer industry standards, which enable them to be more easily integrated with other vendor’s products.  Healthcare industry standards, including Health Level Seven (HL7) and ASTM, are employed throughout the Company’s software products.

                The Company’s Clinical Information Systems operate under various versions of UNIX.  As a result of trends throughout the information technology marketplace, Microsoft NT® is becoming more popular.  The Company has the ability to operate its Clinical Information Systems under NT, and has deployed some of its applications in that environment.  The Company began migrating some of its systems to a client-server architecture and CyberRAD®, and CyberPATH™ operate in that environment.  However, as a result of technological changes and the desire to operate applications over the Internet, the Company is evolving all of its clinical applications to Web based architecture.

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

                As of August 31, 2001, the Company had sold more than 12,500 of its data acquisition products in the United States and abroad, and supports over 500 different interface configurations for use with a wide variety of automated biomedical testing devices.

Service

                The Company provides comprehensive services to its installed base of system clients through its own service organization, and provides extensive training and implementation of its systems.  The Company offers both software support services, through a twenty-four (24) hour "hotline", and field service for hardware repair.  In many instances the Company relies on third parties to service hardware components that it sells.  The Company services its own data acquisition products and related software, including peripherals used as part of its CIS products, under service contracts offered to end users.  The Company's long-term inventory requirements for its service and repair business are significant because it must retain a loaner pool of components used to service its client base.

                The Company's post implementation service revenues for fiscal 2001 increased by approximately 14% from the previous fiscal year, and they are expected to continue to grow when and as the installed base of system clients grows.  All of the Company’s clients are under service contracts.  The Company believes that the ability to offer comprehensive services to its clients is a competitive advantage and solidifies a long-term relationship with its client accounts.  The recurring revenue stream associated with this activity is a significant part of the Company's business.  The ability to offer long-term service often leads to add-on sales opportunities for peripheral components, data acquisition products, and upgrades to newer computers and software applications.  In addition, the quality of service is an important aspect of the end users buying decision when making a system selection; therefore the Company is constantly fine-tuning the services it provides and its service organization as part of its marketing strategy.

                The Company has invested in a company wide helpdesk system in order to more effectively service its clients and employs a “virtual company” concept by linking outside personnel via the Internet directly into its own internal network.  A number of Company employees who are engaged in technical and service related activities tele-commute through this venue.  The Company has a significant investment in its internal helpdesk, network and related applications, and intends to make further investment in the future.

                The Company believes that the service of its clients is of utmost importance to its long-term success and business strategy.  Accordingly, a great deal of emphasis is placed on continuing to upgrade the service organization and on expanding the services that the Company offers.  As part of this effort, the Company routinely surveys its clients in an effort to obtain a “report card” on how the service organization performs.  With this mechanism the Company tunes its service organization to better address its client’s requirements.  The Company anticipates adding additional support and implementation personnel during fiscal 2002.  The Company has also expanded its professional service activities, which include networking, communications, and systems integration.

Significant Contracts and Programs

                The Company entered into a contract in November 1989, with Laboratory Corporation of America (LCA), to provide LCA with custom software applications, and the Company's data acquisition products, for use in LCA's laboratory facilities throughout the United States.  As of August 31, 2001 the Company had approximately 150 departmental results processing systems and over 500 of its data acquisition products in twenty-five LCA laboratories.  Development of further software applications continues, and management anticipates that LCA will acquire several more data acquisition products in fiscal 2002.

                As part of its overall marketing strategy, the Company is pursuing a number of other strategic relationships with organizations that operate multiple entity enterprises where the Company may have the opportunity to offer its array of products and services to the group.

                During the 2001 fiscal year, there were no contracts or programs that generated over 10% of the Company's net sales.

Product Development

                The market for the Company's products is characterized by rapid and significant technological change.  The Company's ability to compete in the market, and to operate successfully, depends in part on its ability to react to such change.  During the Company's 2001, 2000, and 1999, fiscal years, amounts (inclusive of capitalized software) equal to approximately 20%, 16%, and 13%, respectively, of the Company's net sales, were expended for research and development.  The Company continues to expend a significant amount of resources for the development of new products, and for the development of additional enhancements to existing products.

                The Company development plans are focused on evolving its clinical application products to Web based architecture in order to deploy them in a traditional enterprise fashion, and also via the Internet.  At the same time, graphical user interfaces are being incorporated into the Company’s clinical applications where applicable.  The Company has planned product development projects over the next three years that include additional enhancements to the anatomical pathology system, a data warehouse for all its systems, and a clinical work station that will include system-wide order communications, inquiry and decision support.  The Company continues to develop enhancements to its Web-server that provides for orders and inquiry via standard Internet browsers into the Company’s clinical applications.

                Research and development expenditures, net of capitalized software, amounted to approximately $781,000 in fiscal 2001, $763,000 in fiscal 2000, and $722,000 in fiscal 1999.  Such expenditures were attributable to systems development, including the development of new Laboratory, Radiology, and Pharmacy Information Systems applications, and enhancements to those products. The Company's business logic applications are compiled under Microfocus COBOL that provides a standard code structure for the system applications while other embedded process code is written in C.  By employing Microfocus' run-time modules for UNIX, the Company has been able to port to a variety of hardware platforms with ease.  The Company has successfully ported its software applications from Compaq® to IBM® RISC 6000 Systems, and to Hewlett Packard® HP 9000 Systems.  This portability capability has allowed the Company to become "platform independent" in vending its software products where some customers may be predisposed to certain hardware brands.  The Company at present is porting some of its applications to Microsoft NT®, and in the future intends to offer its products on both UNIX and NT platforms in the future.  All of the Company’s products are open database compliant (ODBC), and the data structures support the use of standard query language (SQL) report generators that allows a wide range of reporting capabilities.

Distribution and Marketing

                From its inception, the Company has sold its products and systems directly to the healthcare industry through its own sales and marketing personnel, as well as indirectly through original equipment manufacturers ("OEM's"), and through joint marketing relations with other companies.  The Company has traditionally marketed its products throughout the United States, Canada and the Caribbean.  Early in fiscal 2000, the Company contracted to provide CyberLAB II® to a large reference laboratory in Malaysia, and plans to market its products in the region.  The Company also installed CyberLABII® in a large reference laboratory in Jamaica during fiscal 2001. At present, the Company's direct field sales force consists of three salespersons.  In addition, the Company's management and technical specialists assist in sales activities.

                During fiscal 2001, the Company commenced new promotional activities including a telemarketing campaign, targeting larger potential clients, with some success.  As part of the telemarketing activity the Company is building a significant database of accounts throughout the healthcare market place that is helping to position the Company’s sales activities.  In addition to direct marketing, the Company promotes its products by attending industry trade meetings at national and regional levels.  Because of the opportunity to meet larger audiences at such meetings, the Company has increased the number of meetings it will attend in fiscal 2002.  The Company has also formed joint marketing arrangements with other companies that have compatible products and services, which has increased sales penetration in the marketplace.

                The Company has established and supports an annual user symposium in order to encourage users of its Clinical Information Systems to participate in helping the Company to better serve its clients.  The focus of the symposium is to encourage open group communications with the Company about a range of subjects, including service and support and new product enhancements.  Since the Company has experienced success in vending multiple products to its clients, the national symposium proves to be a good forum to discuss general topics, such as the Company’s strategy and product direction, and provides an opportunity to focus on specific application issues in breakout sessions.  The Company also schedules advanced training courses as part of the symposium agenda that have had considerable attendance by its clients.

                The Company also publishes newsletters and articles, which are intended to expand communication with existing and potential clients.  During fiscal 2001, the Company invested in new Web site, collateral materials, including new product marketing literature, and a new exhibits campaign and intends to further invest in other marketing programs in fiscal 2002.

Competition

                The Company has significant competition in the Clinical Information Systems business from several competitors, many of whom are larger concerns that may offer a wider array of products in addition to competitive clinical applications.  Management believes, however, that few competing Laboratory Information Systems offer the Company's hybrid multi-site capabilities, variety of data interfaces, add-on capability, and flexibility that allows the systems to be user definable, so that they can be employed in different types of settings.  The multi-site and multi-disciplinary or hybrid nature of the Company’s products are a strong selling point.  The Company has also received very good references about its service organization and the ability to respond to clients needs on a timely and cost effective basis.  Most of the Company's competitors have designed their products for the hospital environment; therefore, they are not as flexible and are less suitable for other types of operations.

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

Manufacturing and Suppliers

                The Company has utilized computers manufactured by several suppliers for its Clinical Information Systems in the past, and primarily uses computers manufactured by Compaq®, and to a lesser extent IBM®.  Management believes that other computers, which can be used in the Company’s systems, are readily available from several suppliers.    As part of a strategy to limit the amount of hardware that the company vends, it has migrated to a “just in time” inventory program whereby it has relied on purchasing inventory when it has received an order from a customer rather than stocking inventory on a routine basis.  The Company still maintains an inventory supply of certain items including spare parts and components for both its CIS product line and for its data acquisition product line.  In addition, the Company maintains a long-term inventory pool of components and parts to service customer’s hardware pursuant to its long term extended service agreements.  The Company's data acquisition products are assembled by its employees and subcontractors from prefabricated subassemblies, which are built by independent electronics assembly companies.  Management believes there are many competent subassembly companies within the immediate vicinity of the Company's business location.  The Company obtains the components of its data acquisition products from a variety of suppliers and is not dependent on any one supplier for such components.

Warranties and Product Liability

                The Company warrants that its products conform to their respective functional specifications.  The Company's data acquisition products and components are warranted against faulty materials and workmanship for 90 days.  The Company also warrants its application software incorporated in its Laboratory, Radiology, and Pharmacy Information Systems for 90 days.  However, such warranties are extended throughout the term of the extended service agreements that clients may elect to enter into with the Company.  Direct costs associated with the initial warranties have been insignificant.  The computers that the Company currently sells as part of its Clinical Information Systems are subject to the warranties of their manufacturers.  The manufacturers generally warrant their products against faulty material and workmanship for one to three years.  The Company passes through the manufacturers warranties to the end users and in some cases contracts with the manufactures to provide onsite warranty services through the manufactures service network.

                The Company currently carries an aggregate of $4,000,000 in product liability insurance.  Management believes that this amount of insurance is adequate to cover its risks.  To further mitigate its risks, the Company’s standard hardware sales/software license agreement as well as its service agreement expressly limits its liabilities and the warranties of its products and services in accordance with accepted provisions of the Uniform Commercial code as adopted in most states.

Copyrights, Patents and Trade Secrets

                The Company does not hold any patents protecting its proprietary technology.  The Company has relied on design copyrights for its hardware, and has copyrighted the designs of its proprietary components and software.  Patent or copyright protection may not be available for many of the Company's products.  A portion of the Company's proprietary technology is in the form of software.  The Company has relied primarily on copyright and trade secret protection of its software.  Management believes that its business is more dependent upon marketing, service, and know-how than on patent or copyright protection.  The Company has registered trademarks for CyberLAB®, CyberMED®, CyberRAD®, CyberTERM®, CyberLINK® and CyberMATE®, and has applied to register its trademarks on several of its other trade names.  The Company has retained special intellectual property counsel to advise management on the appropriate course to pursue with respect to these issues.

Governmental Regulation

                The Federal Food, Drug and Cosmetic Act, more commonly known for its regulation of interstate commerce in drugs, was amended by the "Medical Device Amendments of 1976" (the "Amendments") to cover devices used in medical practice.  These include instruments and reagents used in biomedical laboratory testing.  In 1987, the FDA first classified a number of clinical software products as medical devices, but exempted most of them from routine regulations.  Subsequently, the FDA amended the policy and made the exemptions inapplicable to manufacturers of devices intended for use in blood banks.  As a result of more recent pronouncements by the FDA, and an earlier decision by the Company to develop a blood bank module to its CyberLAB II® LIS, the Company undertook the filing of a pre-market notification (510K), which was submitted in March 1996.  The Company received a review letter from the FDA regarding its 510K submission, and because of timing issues withdrew its submission.

                During the third fiscal quarter ended May 31, 2000, the Company conducted a routine review of its business and product offerings, and as a result made certain decisions with respect to some of its products.  The Company decided to discontinue the blood bank system that it had previously developed.  Although the Company believed its blood banking system would meet FDA regulations, the potential return on its investment due to limited market opportunity was negative.  Accordingly, management determined it was not financially viable to continue to develop and maintain the blood bank product, and ceased offering the product for sale and providing support.  Instead, the Company entered into a strategic marketing agreement with the leading best of breed blood bank vendor to provide its products when such are required.  In view of this decision, the Company recorded a charge of approximately $150,000 in the third fiscal quarter of 2000, including the write-off of capitalized software relating to the blood bank product, to recognize its discontinuance.

                The Company is informed that the FDA also intends to require all Class I devices, which includes the Company’s other Clinical Information System products, to comply with its Quality System Requirements (QSRs).  The Company is in the process of modifying its internal policies to comply with this directive.  Management anticipates that the QSRs procedure will have an impact on its business to the extent that there will be lengthened development cycles of new software and additional costs incurred.  However, all of its competitors are faced with the same requirements.

                To the Company’s knowledge, the FDA is currently in the process of reevaluating its rules relevant to computer products used in connection with medical devices and software used in clinical applications.  No assurance can be given that the Company's current or new products developed by the Company will not be subject to the provisions of the Amendments and implementing rules.  The Company has retained special counsel to advise it in such matters.  The likelihood of such changes and their effect on the business of the Company cannot be ascertained.  If the FDA were to determine that additional provisions should apply to all or some of the Company's products, it is uncertain whether compliance with such interpretation would have a material adverse effect on the Company.

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

Backlog

                The Company’s backlog at August 31, 2001 was approximately $535,000 for systems and interface products, and $832,000 for deferred services, compared to approximately $591,000 for systems and interface products, and $845,000 for deferred services, at August 31, 2000.  The Company also has annually renewable extended service agreements under contracts aggregating over $3,700,000.

Employees

                At November 16, 2001, the Company employed 57 full-time and 2 part-time employees of whom 13 are involved in product development, 10 in sales and marketing, 2 in production, 28 in technical services, training, and support, and 6 in administration.  The Company is not subject to any collective bargaining agreements.  The Company considers its employee relations to be good.

Item 2.  Properties.

                The Company’s headquarters are located in a leased facility in Calabasas, California.  The facility was constructed in 1991 and comprises approximately 16,850 square feet with an effective base rental of approximately $17,700 per month, plus common area maintenance costs and property taxes. The lease comprises a five-year term with no cost of living adjustments, and expires in October 2002.  There is a five-year renewal option at the end of the initial term.

                The Company also leases a 1,100 square foot office in Westminster, Colorado that costs approximately $1,600 per month, including common area maintenance expenses and property taxes, and is subject to cost of living increases annually.  The lease expires in December 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

                The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended August 31, 2001.

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

The Company’s common shares trade on the American Stock Exchange under the symbol CAP.

The following table sets forth the high and low bid quotations for the Common Shares for the periods indicated.

	High	Low

Fiscal Year Ended August 31, 2000
1st Quarter, Ended November 30, 1999	2 7/8	1 15/16
2nd Quarter, Ended February 28, 2000	3	1 3/4
3rd Quarter, Ended May 31, 2000	4 1/8	1 1/4
4th Quarter, Ended August 31, 2000	1 3/4	13/16

Fiscal Year Ended August 31, 2001
1st Quarter, Ended November 30, 2000	1.25	.625
2nd Quarter, Ended February 28, 2001	.875	.25
3rd Quarter, Ended May 31, 2001	.62	.26
4th Quarter, Ended August 31, 2001	1.10	.30

                The number of shareholders of record of Common Shares of the Company as of November 16, 2001 was approximately 294.

                Holders of Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors.  The Company has never paid a cash dividend on its Common Shares and the Board of Directors currently intends to retain any earnings for use in the Company's business.

                In June 1998, the Company issued 125,000 common stock purchase warrants at an exercise price of $1.50 per share in connection with a financial advisory services agreement.  The warrants expire on May 31, 2003.  The issuance of the warrant was exempt from registration under Section 4 (2) of the Securities Act of 1933 as amended, as a transaction not involving any public offering.

                In the third quarter of fiscal 1999, an aggregate of 3,400 restricted common shares were issued to employees of the Company at an average price of $1.68.  In the third quarter of fiscal 2001, an aggregate of 47,450 restricted common shares were issued to officers and employees of the Company at an average price of $.34 per share.  The shares were issued at the closing price of the Company’s common shares as traded on the American Stock Exchange on the date of purchase.  The issuances of the common shares were exempt from registration under Section 4(2) of the Securities Act of 1933 as amended, as a transaction not involving any public offering.

Item 6.  Management's Discussion and Analysis of Results of Operations and Financial Condition.

                The following section of this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.

Introduction

                CCA generates revenues primarily from the sale of its Clinical Information Systems, which includes the licensure of proprietary application software, and the sale of servers upon which the application software operates.  In connection with its sales of CIS products, the Company provides implementation services for the installation, integration, and training of end user’s personnel.  The Company generates sales of ancillary software and hardware, including its data acquisition products, to its CIS clients and to third parties.  The Company also generates recurring revenues from the provision of comprehensive post implementation services to its CIS clients, pursuant to extended service agreements.

                Since its inception, the Company has provided enterprise systems consisting of its application software, servers, and other computer hardware components that it sells to end users.  Beginning in the first fiscal quarter ended November 30, 1999, the Company began to develop an application service provider (ASP) activity in its wholly owned subsidiary Xymed.com.  The Company intended to offer its proprietary application software to clients on a monthly subscription basis, as well as data center services and application software support.   However as a result of current market conditions, a lack of market acceptance for ASP services, and the difficulty in obtaining financing for such enterprises, the Company has decided not to pursue the ASP program at this time.  The Company invested considerable resources in developing its ASP program.  Xymed.com had no revenues for the year, however development expenses aggregating approximately $348,000 were incurred.

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

                The Company’s fiscal 2001 revenues and earnings showed a decrease compared to its 2000 fiscal year, which was primarily attributable to an industry wide post Y2K slowdown the Balanced Budget Act, and uncertainties related to the Health Insurance Accountability and Portability Act (HIPAA).  During fiscal 1999, and into the first fiscal quarter of 2000, the Company experienced a strong period of sales growth, partially fueled by Y2K compliance issues and several large CIS transactions.  As a result, a large backlog of installations was built up that carried forward into the Company’s second fiscal quarter of 2000.  However, the Company began to experience a decrease in orders of CIS products in the fourth calendar quarter of 1999, which continued into calendar year 2000.  Management believes that the general decrease is attributable to post Y2K capital spending suspensions, whereby most healthcare facilities focused on addressing critical Y2K compliance issues and suspended the acquisition of new systems and technology.  This has affected the healthcare information systems industry in general, and much has been published on point regarding the slowdown.

                However, the Company began to experience an improvement in new sales activities during the second half of its 2001 fiscal year and posted an operating profit on increased sales in its third fiscal quarter ended May 31,2001.  Additionally, the Company’s pipeline of new CIS transactions has begun to build back to historical levels.  The Company’s operating results were greatly improved in the fourth fiscal quarter as sales increased to $1,817,859 and the Company earned net income of $206,000 or $.06 per share.

                Management believes the industry and the market for CIS products is recovering, but is cautious about its core business activities until it has a clearer vision ahead.  Accordingly management has continued to respond to the uncertain market conditions by keeping a tight reign on staffing and other expenses.  In addition to the post Y2K slowdown, the entire industry has been concerned with the potential effects of HIPAA on all healthcare systems.

                In addition to the factors discussed above, the Company’s fiscal 2001 sales and earnings were also affected by new accounting changes that were adopted at the beginning of the 2001 fiscal year.  In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101).  SAB 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in the financial statements.  SAB 101 had to be applied to financial statements no later than the fourth quarter of fiscal years beginning after December 15, 1999.  The Company elected early adoption of SAB 101 for the first fiscal quarter beginning September 1, 2000.  The impact of SAB 101 were timing issues related to the recognition of revenue from the sale of hardware and license of application software that moved the time of revenue recognition out approximately ninety to one hundred and eighty days.

                In order to address issues brought about by the HIPAA regulations, the Company is currently developing enhancements to its application products so that they will meet the requirements for the compliance issues.  Provisions of HIPAA are intended to ensure patient confidentiality for all health care related information.  The requirements of HIPAA apply to any entity storing and/or transmitting patient identifiable information on electronic media.  This affects virtually all health care organizations, from physicians and insurance companies to health care support organizations.  Certain safeguards will be required to accurately insure the security of patient data.  This will include more robust audit trails and tiered/structured password security when accessing patient data.  The increase in patient centered data that must be retained under the HIPAA guidelines will require that systems electronically store much larger amounts of data.  CCA plans on providing its client base with application enhancements that will assist its clients in adhering to HIPAA regulations well before the final date that the new regulations go into effect.  Management also believes that the application enhancements will require that many of its clients will need to upgrade their systems in order to effectively manage greater amounts of data, which will afford the Company opportunities to sell upgrades and provide professional services.

Results of Operations

                Sales for the year ending August 31, 2001 decreased to $5,953,014, as compared to $7,224,398 for the fiscal year ending August 31, 2000, an overall decrease of approximately $1,271,384 or 17.6%.  When analyzed by product category, sales of Clinical Information Systems (CIS) decreased by $1,774,922 or 53.6%, and sales of data acquisition products increased $155,183 or 27.1%, service revenues increased $506,076 or 16%, and other revenues decreased $157,721 or 88.5% over the previous fiscal year.  The decrease in sales of CIS products was primarily attributable to the post Y2K industry wide slow down, and the HIPAA related factors discussed above.  The Company experienced an overall increase in sales of data acquisition products, which was primarily attributable to an increase in the volume of units sold to CyberLAB II® customers.  The increase in service revenues is attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts.  As a result of the Company closing larger CIS transactions, the annual service costs associated with such transactions are proportionately greater.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS installations increases.

                The Company continues to expand its sales and marketing activities, directing its focus towards larger clients and multi-product sales.  The Company has also initiated strategic joint marketing partnerships with other companies, which has improved the Company’s market penetration.  Although its “pipeline” of working CIS transactions has begun to improve, management views the near term outlook for the continued sale of CIS products cautiously during the first half of the 2002 fiscal year.  In addition, the Company’s future operating results could continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual periods, and the temporary delays in the closing of new CIS sales.

                Cost of sales decreased by $955,800 or 22.4% for the 2001 fiscal year as compared to the previous fiscal year.  The overall decrease in cost of sales was primarily attributable to a decrease in material costs of $271,037 or 44.8%, a decrease in labor costs of $405,872 or 20.2%, and a decrease in other costs of sales of $278,891 or 16.8%.  The decrease in material costs was attributable to the decrease in sales of CIS products discussed above and planned reductions in operating expenses.  Approximately $100,000 of the decrease in labor costs was attributable to personnel hired to develop and manage the Xymed.com ASP delivery infrastructure.  The balance of the decrease in labor costs was attributable to the reduction of additional temporary personnel hired for Y2K remediation work in the previous fiscal year.  The decrease in other costs of sales was attributable to decreased expenses in travel, personnel recruitment, and training, all related to a lesser number of CIS implementations during the first half of the current fiscal year.  Cost of sales as a percentage of sales decreased to 56% for the 2001 fiscal year, as compared to 59% for the 2000 fiscal year.  The overall percentage decrease in cost of sales, as a percentage of sales, was attributable to cost containment measures, and the reduction of startup expenses attributable to Xymed.com.

                Selling, general, and administrative expenses decreased by $443,823 or 15.7% for the current 2001 fiscal year as compared to the 2000 fiscal year overall.  The decreases in S G & A expenses were primarily attributable to decreases in salaries of approximately $144,000, consultants and temporary personnel of approximately $84,000, sales commissions of approximately $89,000, user group and trade show expenses of approximately $50,000, bad debt expense of approximately $26,000, as well as decreased costs in travel, and other selling related expenses.  As discussed previously, as a result of the industry slowdown, management reduced overhead and curtailed personnel recruitment in the later half of the 2000 fiscal year.  However, the Company anticipates increasing its expenditures attributable to sales and marketing in fiscal 2002 if market conditions continue to improve enough in order to justify such expenditures.

                Research and development expenses increased by $17,887 or 2.3% for fiscal year 2001, as compared to fiscal 2000.  The increase is attributable to increases in salaries and other personnel related expenses.  For its 2001 and 2000 fiscal years, the Company capitalized software costs of $424,022 and $426,850, respectively, which are generally amortized over a three to five-year period.  Such costs were attributable to enhancements and new modules for the Company’s CIS products, new applications under development, and modifications associated with Year 2000 compliance.  Management anticipates its overall research and development activities will increase in fiscal 2002.

                Interest and other income was $21,630 for fiscal 2001 as compared to $22,905 for fiscal 2000.

                Interest and other expense was $9,894 for fiscal 2001 as compared to $7,146 for fiscal 2000 due to the level of borrowings on the Company’s line of credit with its bank.

                The Company incurred a net loss of $512,650 in fiscal 2001, compared to a net loss of $618,979 for fiscal 2000.  The net loss in fiscal 2001 included approximately $348,000 in development expenses for Xymed.Com.  The Company’s basic and diluted loss per share was $.16 for fiscal 2001 as compared to basic and diluted loss per share of $ .20 in fiscal 2000.

                The Company is currently in a loss carry-forward position, primarily due to the operating losses incurred prior to August 31, 1993.  The net operating loss carry-forwards balance as of the August 31, 2001 was approximately $3,600,000, compared to $3,200,000 in the prior year.  The net operating loss carry-forward is available to offset future taxable income through 2021.  The Company also has investment and research and experimentation tax credit carry-forwards to offset future income tax payable of approximately $357,000 that expire at various dates through 2021.

                The major temporary tax differences that are expected to reverse next year are deferred revenue, allowance for doubtful accounts, accrued vacation, Section 263A Unicap inventory, and component inventory reserve.  However, the Company expects new temporary differences to be established in these years, which will either reduce or exceed the reversing temporary differences.

                The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results, and the reversal of temporary tax differences.  At August 31, 2001, the Company evaluated the net deferred tax asset, taking into consideration operating results, and determined that a valuation allowance of approximately $256,700 should be established.  The Company believes it is more likely than not that the net deferred tax asset of $1,230,500 will be realized.

Capital Resources and Liquidity

                The Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $424,022 and $426,850 during fiscal 2001 and 2000 in software development.  These expenditures related to the new version of the Company’s LIS product, CyberLAB II®, and the release of its revised PIS, CyberMED®, its new RIS, CyberRAD®, and other product enhancements.  The Company anticipates expending additional sums during fiscal 2002 on HIPAA related enhancements to all its products and the further development of the Web user interfaces.  During fiscal 2001, the Company invested an aggregate of $114,261 in additions to fixed assets, which included approximately $77,000 associated with the purchase of an emergency backup generator necessitated by California’s perceived energy crisis.

                As of August 31, 2001, the Company’s working capital amounted to $667,104 compared to $858,623 as of August 31, 2000.  The Company’s current ratio was 1.3 at August 31, 2001 compared to 1.4 in the prior year.  At August 31, 2001 the Company’s credit facilities with its bank consisted of a revolving line of credit of $500,000, of which $239,351 was outstanding.  The bank credit agreement is through February 1, 2002 and contains certain financial ratio requirements.  As of August 31, 2001, the Company was in compliance with all of the covenants except for a covenant related to tangible net worth for which the Company had obtained a waiver from the bank.

                Cash flows from operating activities were $419,996 for the 2001 fiscal year, compared to $610,495 for the 2000 fiscal year.  The decrease in cash flow from operating activities was primarily attributable to the decrease in the net loss incurred in the 2001 fiscal year.

                Net cash used in investing activities was $538,283 for the 2001 fiscal year, compared to $658,765 used in investing activities during the 2000 fiscal year.  The change was the result of a decrease in capital expenditures compared to the prior fiscal year.

                Cash flows from financing activities provided $161,232 during the 2001 fiscal year compared to $16,062 provided by financing activities in fiscal 2000.  The change resulted primarily from borrowings under the revolving line of credit and capital lease obligations net of the repayment of notes payable and capital leases.

                The Company believes that its projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for its 2002 fiscal year.

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

New Accounting Pronouncements

                In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142).  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of pooling-of-interest method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.  SFAS 142 is required to be applied in fiscal years beginning after December 5, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.  SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.  The Company is assessing the implications of SFAS 141 and SFAS 142 but has not yet determined how the adoption of these pronouncements will impact its financial position and results of operation.

                SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002.  SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

                SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001.  SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

                SFAS 143 and SFAS 144 will be adopted on their effective dates, and adoption is not expected to result in any material effects on the Company’s financial statements.

Item 7.  Financial Statements.

                For a list of financial statements filed as part of this report, see index to Financial Statements and Financial Statement Schedules on page F-1.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

                Not applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                Background information concerning each present Director, executive officer and each nominee for the office of Director of Company is as follows:

	Office with Company;	Year First
Name, Age	Background Information	Elected Director

Bruce M. Miller, 55	Chairman of the Board and Chief Technology Officer since its inception in 1978.	1978

Steven M. Besbeck, 53	President, Chief Executive Officer of the Company since August 1983 and a Director of the Company since November 1980 and Chief Financial Officer. Director of International Remote Imaging Systems.	1980

James R. Helms, 57	Vice President/Operations since 1982 and Secretary.	1987

Lawrence S. Schmid, 60	President and Chief Executive Officer, Strategic Directions International, Inc., a management consulting firm specializing in technology companies.	1991

Robert S. Fogerson, Jr., 48	General Manager, of ViroMED Laboratories, Inc., a leading laboratory providing clinical testing services since 1998. Mr. Fogerson had previously served in various capacities at PharmChem Laboratories since 1975.	1992

Section 16(a) Beneficial Ownership Reporting Compliance

                Section 16(a) of the Securities Exchange Act of 1934 (1934 Act) requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity security, to file with the Securities and Exchange Commission and the American Stock Exchange (AMEX) reports of ownership and changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

                To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended August 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10. Executive Compensation.

                Incorporated by reference from “Executive Compensation” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2002 Annual Meeting of the Company’s Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

                Incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2002 Annual Meeting of the Company’s Shareholders.

Item 12. Certain Relationships and Related Transactions.

                Incorporated by reference from “Certain Relationships and Related Transactions” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2002 Annual Meeting of the Company’s Shareholders.

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

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during its last fiscal year ended August 31, 2001.

(7)	Previously filed as an exhibit to the Company's Proxy Statement and Notice of Annual Meeting of Shareholders dated March 24, 1997.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.

Dated: November 20, 2001	By:
/S/ Steven M. Besbeck
Steven M. Besbeck, President,
Chief Executive Officer, and Chief
Financial Officer.

                In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Bruce M. Miller	Chairman of the Board and Chief	November 20, 2001
Bruce M. Miller	Technology Officer

/S/ Steven M. Besbeck	President, Chief Executive Officer,	November 20, 2001
Steven M. Besbeck	Chief Financial Officer and Director

/S/ James R. Helms	Vice President, Operations, Secretary	November 20, 2001
James R. Helms	and Director

/S/ Lawrence S. Schmid	Director	November 20, 2001
Lawrence S. Schmid

/S/ Robert S. Fogerson, Jr.	Director	November 20, 2001
Robert S. Fogerson, Jr.

/S/ Anahita Villafane	Controller	November 20, 2001
Anahita Villafane	Chief Accounting Officer

CREATIVE COMPUTER APPLICATIONS, INC.

Consolidated Financial Statements

For the Years Ended August 31, 2001 and 2000

CREATIVE COMPUTER APPLICATIONS, INC.

Report of Independent Certified Public Accountants

Board of Directors and Shareholders

Creative Computer Applications, Inc.

                We have audited the accompanying consolidated balance sheets of Creative Computer Applications, Inc. as of August 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 2001.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Computer Applications, Inc. at August 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                BDO SEIDMAN, LLP

Los Angeles, California

October 29, 2001, except for Note 4,

  as to which the date is November 16, 2001

CREATIVE COMPUTER APPLICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,
	2001	2000

ASSETS (Note 4)

CURRENT ASSETS:
Cash	$661,008	$618,063
Receivables, net (Notes 1 and 2)	1,209,872	1,230,184
Inventory (Note 1)	233,737	267,796
Prepaid expenses	142,219	126,633
Deferred tax asset (Note 7)	639,500	639,500

TOTAL CURRENT ASSETS	2,886,336	2,882,176

PROPERTY AND EQUIPMENT, net (Notes 1 and 3)	398,179	558,451
INVENTORY OF COMPONENT PARTS (Note 1)	306,496	395,631
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $999,331 and $744,351 (Note 1)	1,337,472	1,310,468
INTANGIBLES, net (Note 1)	104,744	170,536
DEFERRED TAX ASSET (Note 7)	591,000	591,000
OTHER ASSETS	13,796	7,601
	$5,638,023	$5,915,863

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to bank (Note 4)	$239,351	$140,000
Accounts payable	216,087	211,136
Accrued liabilities:
Vacation pay	159,290	184,821
Other	275,790	251,697
Deferred service contract income	831,873	844,926
Deferred revenue on system sales (Note 1)	474,091	390,973
Capital lease obligation, current portion (Note 5)	22,750	-

TOTAL CURRENT LIABILITIES	2,219,232	2,023,553

CAPITAL LEASE OBLIGATION, net of current portion (Note 5)	23,111	-

COMMITMENTS (Note 5)

SHAREHOLDERS' EQUITY (Notes 6 and 8):
Common shares, no par value; 20,000,000 shares authorized; 3,221,025 and 3,173,575 shares issued and outstanding	6,108,164	6,092,144
Accumulated deficit	(2,712,484)	(2,199,834)
TOTAL SHAREHOLDERS' EQUITY	3,395,680	3,892,310
	$5,638,023	$5,915,863

See notes to consolidated financial statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended August 31,
	2001	2000	1999

NET SYSTEM SALES AND SERVICE REVENUE :
(Note 1)
System sales	$2,282,254	$4,059,714	$6,113,474
Service revenue	3,670,760	3,164,684	2,787,570

TOTAL SYSTEM SALES AND SERVICE REVENUE	5,953,014	7,224,398	8,901,044

COST OF PRODUCTS AND SERVICES SOLD:
System sales	1,748,843	2,571,006	3,064,737
Service revenue	1,565,829	1,699,466	1,485,502

TOTAL COST OF PRODUCTS AND SERVICES SOLD	3,314,672	4,270,472	4,550,239

GROSS PROFIT	2,638,342	2,953,926	4,350,805

RESEARCH AND DEVELOPMENT EXPENSE	781,357	763,470	721,818

SELLING AND ADMINISTRATIVE EXPENSES	2,381,371	2,825,194	2,834,518

OPERATING INCOME (LOSS)	(524,386)	(634,738)	794,469

OTHER INCOME (EXPENSE):
Interest income	21,630	22,905	10,697
Interest and other expense	(9,894)	(7,146)	(41,080)

TOTAL OTHER INCOME (EXPENSE)	11,736	15,759	(30,383)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(512,650)	(618,979)	764,086

INCOME TAX PROVISION (Note 7)	-	-	80,000

NET INCOME (LOSS)	$(512,650)	$(618,979)	$684,086

EARNINGS (LOSS) PER SHARE (Notes 1, 6 and 8):
Basic	$(.16)	$(.20)	$.23
Diluted	$(.16)	$(.20)	$.21

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Note 8):
Basic	3,188,375	3,149,358	2,979,060
Diluted	3,188,375	3,149,358	3,281,634

See notes to consolidated financial statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Shares	Common Shares Amount	Accumulated Deficit	Total Shareholders’ Equity

BALANCE, August 31, 1998	2,920,740	$5,831,027	$(2,264,941)	$3,566,086

Exercise of stock options (Note 6)	186,185	197,567	-	197,567

Net income	-	-	684,086	684,086

BALANCE, August 31, 1999	3,106,925	6,028,594	(1,580,855)	4,447,739

Exercise of stock options (Note 6)	63,250	57,825	-	57,825

Issuance of common shares	3,400	5,725	-	5,725

Net loss	-	-	(618,979)	(618,979)

BALANCE, August 31, 2000	3,173,575	6,092,144	(2,199,834)	3,892,310

Issuance of common shares	47,450	16,020	-	16,020

Net loss	-	-	(512,650)	(512,650)

BALANCE, August 31, 2001	3,221,025	$6,108,164	$(2,712,484)	$3,395,680

See notes to consolidated financial statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash (Note 10)

	Years ended August 31,
	2001	2000	1999

OPERATING ACTIVITIES
Net income (loss)	$(512,650)	$(618,979)	$684,086
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	340,325	319,205	271,396
Amortization of capitalized software costs	397,018	389,072	285,599
Provision for doubtful accounts	14,004	40,023	102,399
Gain on disposal of property and equipment	-	-	(2,814)
Deferred taxes	-	-	80,000
Increase (decrease) from changes in:
Receivables	6,308	1,625,740	(1,024,745)
Inventories	123,194	10,645	152,698
Prepaid expenses	(15,586)	26,043	(72,769)
Other assets	(6,195)	14,635	8,310
Accounts payable	4,951	(286,632)	(9,237)
Accrued liabilities	(1,438)	(169,581)	82,392
Deferred service income	(13,053)	172,528	(81,945)
Deferred revenue on system sales	83,118	(912,204)	665,159

Net cash provided by operating activities	419,996	610,495	1,140,529

INVESTING ACTIVITIES
Additions to property and equipment	(114,261)	(231,915)	(211,028)
Additions to capitalized software costs	(424,022)	(426,850)	(429,791)
Proceeds from insurance settlement of property and equipment	-	-	5,918

Net cash used in investing activities	(538,283)	(658,765)	(634,901)

FINANCING ACTIVITIES
Borrowings on notes payable	200,000	-	87,488
Payments on notes payable	(100,649)	(47,488)	(511,609)
Additions to capital lease	68,251	-	-
Payments on capital lease obligations	(22,390)	-	(4,679)
Proceeds from issuance of stock	16,020	5,725	-
Exercise of stock options and warrants	-	57,825	197,567

Net cash provided by (used in) financing activities	161,232	16,062	(231,233)

NET INCREASE (DECREASE) IN CASH	42,945	(32,208)	274,395

CASH,beginning of year	618,063	650,271	375,876

CASH, end of year	$661,008	$618,063	$650,271

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

                The Company maintains the majority of its cash and cash equivalents in a number of commercial bank accounts.  Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 each.  At August 31, 2001, the Company had approximately $145,498 at a bank, which was in excess of the FDIC insurance limit.

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

                During the years ended August 31, 2001, 2000 and 1999, the Company capitalized $424,022, $426,850 and $429,791 of software development costs.  Amortization expense of capitalized software development costs, included in cost of sales, for the years ended August 31, 2001, 2000, 1999 amounted to $397,018, $389,072 and $285,599.

                Intangible Assets

                Intangible assets with a cost amounting to $607,924 consist of proprietary rights to application software, trademarks, customer lists and copyrights and are being amortized using the straight-line method over the estimated useful life, not to exceed ten years.  Accumulated amortization was $503,180 and $437,388 at August 31, 2001 and 2000.  The Company periodically reviews intangible assets for impairment where the fair value is less than the carrying value.

                Revenue Recognition

                                System Sales

                In accordance with Statement of Position 97-2, “Software Revenue Recognition”, (“SOP 97–2”), the Company recognizes revenue on sales of Clinical Information Systems and data acquisition products when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and the system is functional, (iii) the vendor’s fee is fixed or determinable and (iv) collectability is probable.  Also in accordance with SOP 97-2, the Company allocates the fee of a multiple element contract to the various elements based on vendor-specific objective evidence of fair value.  Revenue allocated to a specific element is recognized when the basic revenue recognition criteria above is met for that element.  If sufficient vendor-specific objective evidence for all elements does not exist to allocate revenue to the elements, all revenue from the arrangement generally would be deferred until such evidence does exist or until all elements have been delivered.  Revenues related to installation of systems requiring substantial future performance by the Company are recognized using the percentage-of-completion method based on meeting key milestone events over the terms of the contract.  Implementation revenue, consisting primarily of installation and training, is recognized as revenue as the services are performed.

                Staff Accounting Bulletin 101, “Revenue Recognition”, (“SAB 101”).  SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB 101 expands on the issues not explicitly covered in SOP 97-2.  The Company elected early adoption of SAB 101 for the current fiscal year beginning September 1, 2000.

                As a result of the Company applying the provisions of SOP 97-2 and SAB 101, the Company recorded deferred revenue on system sales of $474,091 and $390,973 at August 31, 2001 and 2000.

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

                Earnings Per Share

                The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS No. 128), which requires presentation of Basic and Diluted earnings (loss) per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive (see Note 9).

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

                New Accounting Pronouncements

                In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142).  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.  SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.  SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.  The Company is assessing the implications of SFAS 141 and SFAS 142 but has not yet determined how the adoption of these pronouncements will impact its financial position and results of operations.

                SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.  The Company does not expect adoption to have a material effect on the Company’s financial statements.

                SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.  The Company is assessing the implications of SFAS 144 but has not yet determined how the adoption of this pronouncement will impact its financial position and results of operations.

NOTE 2 - RECEIVABLES

                Receivables are summarized as follows:

	August 31,
	2001	2000

Trade accounts	$1,287,372	$1,371,684
Allowance for doubtful accounts	(77,500)	(141,500)

	$1,209,872	$1,230,184

NOTE 3 - PROPERTY AND EQUIPMENT

                Property and equipment are summarized as follows:

	August 31,
	2001	2000

Machinery and equipment	$353,037	$276,907
Furniture and fixtures	338,338	337,394
Data processing equipment	1,390,066	1,382,959
Leasehold improvements	66,938	66,938

	2,148,379	2,064,198
Accumulated depreciation and amortization	(1,750,200)	(1,505,747)

	$398,179	$558,451

                At August 31, 2001, the Company had various computer equipment under capital lease agreements in the amount of $68,251 with related accumulated amortization thereon of $24,770.

                Depreciation and amortization expense for property and equipment for the years ended August 31, 2001, 2000 and 1999 was $274,533, $254,576 and $203,779.

NOTE 4 - NOTES PAYABLE TO BANK

Notes payable to bank are classified as current and are summarized as follows:

	August 31,
	2001	2000

Line of credit of $500,000 with a bank with interest at the bank's prime rate plus 1% (7.75% at August 31, 2001) and maturing on February 1, 2002, and collateralized by substantially all of the Company's assets	$239,351	$100,000

Revolving credit to term loan facility of $150,000 maturing on December 1, 2000, and collateralized by substantially all of the Company's assets. The note is subject to minimum principal repayment terms of $10,000 a month plus interest. The term loan was paid in full in December 2000.	-	40,000

	$239,351	$140,000

                The outstanding note payable to bank is covered by a note agreement that requires the Company to meet certain covenants, including various financial ratios.  At August 31, 2001, the Company was in compliance with all the covenants except for a covenant related to tangible net worth, for which the Company had obtained a waiver from the bank.

NOTE 5 - COMMITMENTS

                Operating Leases

                The Company leases office and warehouse space in Calabasas, California under a non-cancelable operating lease expiring in fiscal 2003.  The Company also leases office space in Westminster, Colorado expiring in fiscal 2002.

                Capital Lease

                During the year ended August 31, 2001, the Company entered into a lease agreement which is classified as a capital lease.  Computer equipment leases have purchase options at the end of the original lease term.

                Future minimum lease payments, by year and in the aggregate, under capital and the facility leases with initial or remaining terms of one year or more are as follows:

Fiscal year ending August 31,	Capital Leases	Operating Leases

2002	$27,817	$218,131
2003	27,817	35,293
2004	428	-

Total minimum lease payments	56,062	$253,424

Less amount representing interest	(10,201)

Present value of net minimum lease payment	45,861
Less current portion	(22,750)

Total minimum lease payments	$23,111

                Rent expense for the years ended August 31, 2001, 2000 and 1999 was approximately $231,000, $230,000 and $232,000.

NOTE 6 - STOCK OPTION PLANS AND WARRANTS

                During 1997, the Company adopted the 1997 Non-Qualified and Incentive Stock Option Plans upon termination of the 1992 Plans.  At August 31, 2001, the 1992 plans have 340,000 options outstanding and exercisable.  Under the 1997 Non-Qualified Stock Option Plan, the Company may grant a maximum of 300,000 common shares (officers and directors may acquire no more than 150,000 common shares) and no options may be granted at a price less than 85 percent of the fair market value of the common shares on the date of grant.  Under the 1997 Incentive Stock Option Plan, the Company may grant a maximum of 500,000 common shares (officers and directors may acquire no more than 250,000 common shares).  In addition, under the 1997 Incentive Stock Option Plan, options can not be granted at a price less than 100 percent of the fair market value of the common shares on the date of grant for officers, directors and employees who own less than 10 percent of the Company’s common shares and not less than 110 percent of fair market value for those officers, directors, and employees who own 10 percent or more of the Company’s common shares.  Under the 1997 Plans, options granted to optionees owning less than 10 percent of the Company’s outstanding voting securities may exercise their options within ten years from the date of grant.  Options granted to optionees owning 10 percent or more of the Company’s outstanding voting securities have an exercise term of no more than five years from the date of grant.  No options under either plan can be exercised if the optionee had been previously granted an option that had not been exercised or had not expired.  No options can be exercised during the first year of the option term.  At August 31, 2001, the 1997 plans have 332,000 options outstanding and 165,125 options exercisable.  These plans expire in 2007.

The Company has also granted special options approved by the Board of Directors to officers and directors and financial consultants.  The options were granted at the fair market value at the date of grant and are exercisable over periods ranging from two to five years after which they expire.  300,000 shares of the special grants are included in the non-qualified plan shares outstanding at August 31, 2001.

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

                Option and warranty activity through August 31, 2001 is summarized below:

	Non-Qualified Plans		Incentive Plans		Warrants
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

September 1, 1998	631,755	$1.48	274,000	$1.95

Warrants granted at $1.50	-	-	-	-	125,000	$1.50
Options granted range from $.90 to $.99	509,755	$0.90	244,000	$0.91	-	-
Options canceled range from $1.25 to $2.25	(509,755)	$1.41	(244,000)	$1.98	-	-
Options expired range from $1.44 to $2.25	(22,000)	1.67	(30,000)	$1.74	-	-
Options exercised range from $.90 to $.99	(112,500)	$0.90	(73,685)	$0.90	-	-

August 31, 1999	497,255	$0.97	170,315	$0.91	125,000	$1.50

Options granted at $1.00	40,000	$1.00	195,000	$1.00	-	-
Options canceled at $.90	-	-	(23,750)	$0.90	-	-
Options expired at $.90	(49,755)	$0.90	(3,000)	$0.90	-	-
Options exercised range from $.90 to $.99	(17,500)	$0.93	(45,750)	$0.91	-	-

Options and warrants outstanding at August 31, 2000	470,000	$0.91	292,815	$0.97	125,000	$1.50

Options canceled range from $.90 to $1.00	-	-	(36,000)	$0.98	-	-
Options expired range from $.90 to $0.99	(20,000)	$0.92	(34,815)	$0.90	-	-

Options and warrants outstanding at August 31, 2001	450,000	$0.91	222,000	$1.00	125,000	$1.50

Options and warrants exercisable at August 31, 2001	411,250	$0.91	93,875	$0.97	125,000	$1.50

Options available for grant at August 31, 2001	175,000		293,000

                Information relating to stock options and warrants, at August 31, 2001 summarized by exercise price are as follows:

	Outstanding			Exercisable
		Weighted Average		Weighted Average
Exercise Price		Life	Exercise		Exercise
Per Share	Shares	(Months)	Price	Shares	Price

Incentive Stock Option Plan:

$ 0.90	47,000	11.2	$0.90	41,375	$0.90
$ 0.99	15,000	12.3	$0.99	12,500	$0.99
$ 1.00	120,000	47.0	$1.00	30,000	$1.00
$ 1.10	40,000	47.0	$1.10	10,000	$1.10

	222,000	37.1	$1.00	93,875	$0.97

Non-Qualified Stock Option Plan:

$ 0.90	395,000	23.6	$0.90	386,250	$0.90
$ 0.99	15,000	5.7	$0.99	15,000	$0.99
$ 1.00	40,000	47.0	$1.00	10,000	$1.00

	450,000	25.1	$0.91	411,250	$0.91

Warrants:

$1.50	125,000	21.0	$1.50	125,000	$1.50

                All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant.  In accordance with accounting for such options utilizing the intrinsic value method whereby stock-based compensation is determined based on the fair value of the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years ended August 31, 2001, 2000 and 1999 would have been decreased to the pro forma amounts presented below.

	August 31,
	2001	2000	1999

Net income (loss), as reported	$(512,650)	$(618,979)	$684,086
Net income (loss), pro forma	(544,572)	(625,327)	630,044

Basic net earnings (loss) per share, as reported	(0.16)	(0.20)	0.23
Basic net earnings (loss) per share, pro forma	(0.16)	(0.20)	0.21

Diluted net earnings (loss) per share, as reported	(0.16)	(0.20)	0.21
Diluted net earnings (loss) per share, pro forma	(0.17)	(0.20)	0.19

                The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for grants in 2000 and 1999; expected life of options, 5 years and 2 years, respectively, expected volatility of 19% and 18%, respectively, and risk-free interest rate of 6.1% and 4.5%, respectively.  The weighted average fair value on the date of grants for options granted during 2000 and 1999 was $0.31 and $0.08 per option.  The Company did not grant any options during the year ended August 31, 2001.

NOTE 7 - INCOME TAX PROVISION (BENEFIT)

                The provision (benefit) for income taxes consist of the following:

	August 31,
	2001	2000	1999

Current taxes:
Federal	$-	$-	$-
State	-	2,300	4,600

Deferred
State	-	(2,300)	-
Federal	(21,400)	(235,300)	175,400

	(21,400)	(235,300)	180,000

Change in valuation allowance	21,400	235,300	(100,000)

Income tax provision (benefit)	$-	$-	$80,000

                Income tax provision (benefit) differs from the amount obtained by applying the statutory federal income tax rate to income before income tax expense as follows:

	August 31,
	2001	2000	1999

Computed provision (benefit) for taxes based on income at statutory rate	(34.0)%	(34.0)%	34.0%

State taxes, net of benefit of state net operating loss carryforward	0.5	0.4	0.6

Change in valuation allowance	4.2	38.0	(14.0)

Permanent differences and other	29.3	(4.4)	(10.1)

	-%	-%	10.5%

                Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of August 31, 2001 and 2000 are as follows:

	August 31,
	2001	2000

Deferred tax assets:
Allowance for doubtful accounts	$31,000	$56,600
Inventory uniform capitalization and reserve	35,500	22,800
Accrued vacation	63,700	73,900
Deferred revenue	241,400	247,100
Depreciation and amortization	38,800	30,700
Net operating loss carryforwards	1,258,000	1,255,900
Tax credits	357,300	308,900

Gross deferred tax assets	2,025,700	1,995,900

Deferred tax liability:
Capitalized software costs	(535,000)	(524,200)
Other	(3,500)	(5,900)

Gross deferred tax liability	(538,500)	(530,100)

Valuation allowance	(256,700)	(235,300)

Net deferred tax assets	$1,230,500	$1,230,500

                At August 31, 2001, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $293,000 and $3,624,000, respectively, that expire at various dates through 2021 and general business tax credit carryforwards available to offset future income tax payable of approximately $357,000 that expire at various dates through 2021.  The Tax Reform Act of 1986 contains provisions which limit the amount of tax credits that can be utilized in any one year in subsequent years.

                The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences.  At August 31, 2001, the Company evaluated the net deferred tax asset taking into consideration operating results, and determined that a valuation allowance of $256,700 should be established.  The Company believes it is more likely than not that the net deferred tax asset of $1,230,500 will be realized.

NOTE 8 – EARNINGS (LOSS) PER SHARE

	August 31,
	2001	2000	1999

Basic weighted average shares outstanding	3,188,375	3,149,358	2,979,060

Diluted effect of stock options and warrants	-	-	302,574

Diluted weighted average shares outstanding	3,188,375	3,149,358	3,281,634

                At August 31, 2001 and 2000, options and warrants to purchase 797,000 and 887,815 shares, respectively, were outstanding and could affect future periods, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.  At August 31, 1999, all 792,570 outstanding options and warrants are dilutive and considered in the above computation.

NOTE 9 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

                The Company’s operations are classified into two principal reportable industry segments: (a) development, manufacture, sales and service of Clinical Information Systems (CIS) for use in hospitals, clinics, reference laboratories and other healthcare institutions, and (b) application service provider (ASP) and data outsourcing services provided by Xymed.com, the Company’s wholly-owned subsidiary formed in September 1999.

August 31, 2001	CIS	ASP	Combined

Net sales to unaffiliated customers	$5,953,014	$-	$5,953,014
Operating loss	(176,073)	(348,313)	(524,386)
Identifiable assets	5,464,883	68,396	5,533,279
Depreciation and amortization	302,987	37,338	340,325
Interest expense	19,910	-	19,910

August 31, 2000	CIS	ASP	Combined

Net sales to unaffiliated customers	$7,224,398	$-	$7,224,398
Operating loss	(227,326)	(407,412)	(634,738)
Identifiable assets	5,649,766	95,561	5,745,327
Depreciation and amortization	305,248	13,957	319,205
Interest expense	12,753	-	12,753

                For the year ended August 31, 1999, the Company operated as one segment.

                The Company had no customers that accounted for more than 10% of the Company’s sales during the years ended August 31, 2001, 2000 and 1999.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

                Supplemental cash flow information is as follows:

                (a)           Cash paid:

	2001	2000	1999

Interest	$19,478	$13,757	$37,644
Income taxes	$4,578	$5,278	$1,006