Form 10QSB
period 2001-11-30
CREATIVE COMPUTER APPLICATIONS INC
filed 2002-01-14
CIK 712815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001.

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

Yes   ☒   No   ☐

                State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,231,025 common shares as of December 31, 2001.

                Transitional Small Business Disclosure Format (check one):

Yes   ☐   No   ☒

CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB

I N D E X

CREATIVE COMPUTER APPLICATIONS, INC.

PART 1 - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31, *
	2001	2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$484,528	$661,008
Receivables, net	1,524,859	1,209,872
Inventories	248,050	233,737
Prepaid expenses and other assets	106,110	142,219
Deferred tax asset	639,500	639,500

TOTAL CURRENT ASSETS	3,003,047	2,886,336

PROPERTY AND EQUIPMENT, net	361,129	398,179
INVENTORY OF COMPONENT PARTS	291,496	306,496
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,105,393 and $999,331	1,344,690	1,337,472
INTANGIBLES, net	88,295	104,744
DEFERRED TAX ASSET	569,293	591,000
OTHER ASSETS	13,340	13,796

	$5,671,290	$5,638,023

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable to bank (Note 4)	$259,351	$239,351
Accounts payable	273,594	216,087
Accrued liabilities:
Vacation Pay	164,180	159,290
Other	243,052	275,790
Deferred service contract income	825,379	831,873
Deferred revenue	436,403	474,091
Capital lease obligation, current portion	22,750	22,750

TOTAL CURRENT LIABILITIES	2,224,709	2,219,232

CAPITAL LEASE	17,424	23,111

TOTAL LIABILITIES	2,242,133	2,242,343

SHAREHOLDERS' EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,231,025 and 3,221,025 shares outstanding	6,111,664	6,108,164
Accumulated deficit	(2,682,507)	(2,712,484)

TOTAL SHAREHOLDERS' EQUITY	3,429,157	3,395,680

	$5,671,290	$5,638,023

* As presented in the audited consolidated financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

	Three Months Ended November 30,
	2001	2000
	(unaudited)

NET SYSTEM SALES AND SERVICE REVENUE (Note 3)
System sales	$772,546	$315,363
Service revenue	954,769	908,081
	1,727,315	1,223,444

COST OF PRODUCTS AND SERVICES SOLD
System sales	470,005	382,323
Service revenue	366,557	440,529
	836,562	822,852

Gross profit	890,753	400,592

OPERATING EXPENSES:
Selling, general and administrative	653,852	621,568

Research and development	184,847	204,140

	838,699	825,708

Operating income (loss)	52,054	(425,116)

INTEREST AND OTHER INCOME	4,140	8,393

INTEREST EXPENSE	(4,510)	(4,726)

Income (loss) before taxes on income	51,684	(421,449)

INCOME TAX PROVISION	21,707	-

NET INCOME (LOSS)	$29,977	$(421,449)

EARNINGS (LOSS) PER SHARE (Note 2):
Basic	$.01	$(.13)
Diluted	$.01	$(.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	3,224,358	3,173,575
Diluted	3,224,358	3,173,575

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Three Months Ended November 30,
	2001	2000
	(unaudited)

OPERATING ACTIVITIES:
Net income (loss)	$29,977	$(421,449)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	181,211	180,158
Provision for doubtful accounts	-	9,213
Deferred taxes	21,707	-
Changes in operating assets and liabilities:
Receivables	(314,987)	(203,706)
Inventories	687	15,072
Prepaid expenses and other assets	36,565	3,036
Accounts payable	57,507	(42,731)
Accrued liabilities and deferred revenues	(72,030)	288,714

Net cash used in operating activities	(59,363)	(171,693)

INVESTING ACTIVITIES
Purchases of property and equipment	(21,650)	(25,749)
Capitalized software costs	(113,280)	(96,000)

Net cash used in investing activities	(134,930)	(121,749)

FINANCING ACTIVITIES:
Borrowings on notes payable	100,000	50,000
Payments on notes payable	(80,000)	(30,000)
Payments on capital lease obligations	(5,687)	62,924
Proceeds from issuance of stock	3,500	-

Net cash provided by financing activities	17,813	82,924

NET DECREASE IN CASH	(176,480)	(210,518)

Cash, beginning of period	661,008	618,063

Cash, end of period	$484,528	$407,545

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                   In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of November 30, 2001 the results of its operations for the three months ended November 30, 2001 and 2000, and cash flows for the three months ended November 30, 2001 and 2000.  These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001.

                                The results of operations for the three months ended November 30, 2001 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2.                   The Company accounts for its earnings per share in accordance with SFAS No.128, which requires presentation of basic and diluted earnings per share.  Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock.  For the three months ended November 30, 2001, the Company did not include any potential diluted securities, as inclusion would be anti-dilutive.

Note 3.                   The Company adopted Staff Accounting Bulletin 101, “Revenue Recognition”, (“SAB 101”) at the beginning of the 2001 fiscal year.  SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements.  The Company accounts for its software revenue recognition in accordance with Statement of Position 97-2, “Software Revenue Recognition”, (“SOP 97-2”).   SOP 97-2 requires companies to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed and determinable, and (iv) collectability is probable.  The SOP also requires companies to allocate the fee on a multiple element contract between the various elements based on vendor-specific objective evidence of fair value.  SAB 101 expands on the issues not explicitly covered in the SOP. The Company elected early adoption of SAB 101 for the first fiscal quarter beginning September 1, 2000.  The impact of SAB 101 were timing issues related to the recognition of revenue from the sale of hardware and software associated with the Company’s Clinical Information Systems that moved the time of revenue recognition out approximately ninety to one hundred and eighty days.

Note 4.                   The Company renewed its line of credit with its bank on April 10, 2001.  The new line provides for $500,000 on a revolving basis through February 1, 2002, and contains certain loan covenants and financial ratio requirements.  On November 30, 2001, the total amount due to the bank was $259,351.  The Company was in compliance with all of the covenants and financial ratios required by its bank as of November 30, 2001.

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

                Beginning the second quarter of fiscal 2000, and continuing into fiscal 2001, the Company experienced decreased sales of its clinical information system products.  Management believes that the decrease was primarily attributable to an industry wide slump related to post Y2K issues, the Balanced Budget Act, and concerns about the pending regulations associated with the Health Insurance Portability and Accountability Act (HIPAA). In addition, the Company’s revenue recognition policies were changed in accordance with SAB 101.  Beginning the third quarter of fiscal 2001, and continuing into fiscal 2002, the Company began to experience a turnaround in sales of its CIS products.  The Company initiated staffing and other expense cuts in order to mitigate its operating losses when it started to experience a downturn in sales in fiscal 2000.  Management believes the industry and the market for CIS products is recovering, but is cautious about its core business activities until it has a clearer vision ahead.  Accordingly, management has continued to respond to the uncertain market conditions by keeping a tight reign on staffing and other expenses.  In addition to the post Y2K slowdown, the entire industry has been concerned with the potential effects of HIPAA on all healthcare systems.

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

Results of Operations

                Sales for the first quarter of fiscal 2002 ended November 30, 2001 increased by $503,871 or 41% compared to the same quarter of fiscal 2001.  The Company has experienced an increase in sales of Clinical Information Systems (CIS) products, which began in fiscal 2001.  Additionally, the Company’s pipeline of new CIS transactions has begun to build back to historical levels.

                When analyzed by product category, sales of CIS increased $492,921 or 296% and service revenues increased $46,688 or 5%.  These increases were partially offset by a decrease in sales of data acquisition products of $35,738 or 24%.  The increase in revenues associated with the Company’s CIS products was primarily attributable to the improved market conditions discussed above.  The decrease in the sale of data acquisition products is primarily attributable to a lesser number of units shipped to OEM customers.  The increase in service revenues was attributable to a greater number of customer sites on contract and higher average revenues per account.  As a result of the Company closing larger CIS transactions, the annual service costs associated with such transactions are proportionally greater.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS installations increases.

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

                Cost of sales for the first quarter of fiscal 2002 increased by $13,710 or 2%, as compared to the same quarter of fiscal 2001.  The increase in cost of sales was attributable to an increase in material costs of $77,782 or 285%, an increase in other costs of $12,498 or 4%, partially offset by a decrease in labor costs of $76,570 or 17%.  The increase in material costs was primarily attributable to an increase in CIS sales during the period.  Cost of sales as a percentage of sales was 48% for the current quarter as compared to 67% for the comparable fiscal 2001 quarter.  This decrease was primarily attributable to increased revenues recognized, and the Company maintaining a tight reign on expenses.

                Selling and administration expenses increased by $32,284 or 5% for the current quarter compared to the same quarter of fiscal 2001.  The increase was primarily attributable to an increase in marketing expenses related to the Company’s new marketing activities, including the establishment of an in-house telemarketing program.  Additional marketing expenses have been budgeted for new promotional materials and marketing consultants aimed at increasing CCA’s market penetration.

                Research and Development expense decreased $19,293 or 9% for the current quarter as compared to the same quarter of fiscal 2001.  The decrease is attributable to an increase in capitalized software related to the Company’s ongoing investment in new products and product enhancements.  The Company continues to expend considerable resources on new product development and product enhancements to current products, including new modules associated with HIPAA compliance functionality.  Overall, the Company expects to continue to incur a similar amount of expenditures in research and development for the 2002 fiscal year, as in fiscal 2001.

                As a result of the aggregate factors discussed above, the Company earned net income of $29,977 or basic and diluted earnings per share of $0.01 for the first fiscal quarter ended November 30, 2001 compared to a net loss of $421,449 or basic and diluted loss per share of $0.13 in the comparable quarter one year ago.

Capital Resources and Liquidity

                As of November 30, 2001, the Company’s working capital amounted to $778,338 compared to $667,104 at August 31, 2001.  The ratio of the Company’s current assets to current liabilities was approximately 1.3 to 1 at November 30, 2001 and at August 31, 2001.

                The Company renewed its line of credit with its bank on April 10, 2001.  The credit facility provides for $500,000 on a revolving basis through February 1, 2002, and contains certain loan covenants and financial ratio requirements.  On November 30, 2001, the total amount due the bank was $259,351.  The Company was in compliance with all of the covenants and financial ratios required by its bank as of November 30, 2001.

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

(b)           There were no reports filed on Form 8-K during the quarter ended November 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.

(Company)

Date	January 14, 2002	/S/ Steven M. Besbeck
Steven. M. Besbeck, President
Chief Executive Officer, Chief Financial Officer

Date	January 14, 2002	/S/ Anahita Villafane
Anahita Villafane,
Controller and Chief Accounting Officer