Form 10QSB
period 2002-02-28
CREATIVE COMPUTER APPLICATIONS INC
filed 2002-04-11
CIK 712815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

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

Issuer’s telephone number:

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         ☒                            No           ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,185,325 common shares as of March 15, 2001.

Transitional Small Business Disclosure Format (check one):

Yes         ☐                            No           ☒

CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB

I N D E X

CREATIVE COMPUTER APPLICATIONS, INC.

PART 1 - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2002	August 31, 2001*
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$457,834	$661,008
Receivables, net	1,960,578	1,209,872
Inventories	291,842	233,737
Prepaid expenses and other assets	114,074	142,219
Deferred tax asset	639,500	639,500

TOTAL CURRENT ASSETS	3,463,828	2,886,336

PROPERTY AND EQUIPMENT, net	314,953	398,179
INVENTORY OF COMPONENT PARTS	276,496	306,496
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,206,299 and $999,331	1,354,784	1,337,472
INTANGIBLES, net	71,848	104,744
DEFERRED TAX ASSET	526,495	591,000
OTHER ASSETS	2,884	13,796

	$6,011,288	$5,638,023

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to bank	$179,351	$239,351
Accounts payable	325,455	216,087
Accrued liabilities:
Vacation pay	179,150	159,290
Other	302,990	275,790
Deferred service contract income	942,833	831,873
Deferred revenue	559,192	474,091
Capital lease obligation, current portion	22,750	22,750

TOTAL CURRENT LIABILITIES	2,511,721	2,219,232

CAPITAL LEASE	11,736	23,111

TOTAL LIABILITIES	2,523,457	2,242,343

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,231,025 and 3,221,025 shares outstanding	6,111,664	6,108,164
Accumulated deficit	(2,623,833)	(2,712,484)

TOTAL SHAREHOLDERS’ EQUITY	3,487,831	3,395,680

	$6,011,288	$5,638,023

See Notes to Condensed Consolidated Financial Statements.

* As presented in the audited consolidated financial statements

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended February 28
	2002	2001
	(unaudited)
NET SYSTEM SALES AND SERVICE REVENUE (Note 3)
System sales	$824,072	$364,179
Service revenue	990,351	920,711
	1,814,423	1,284,890

COST OF PRODUCTS AND SERVICES SOLD
System sales	528,161	415,521
Service revenue	357,053	391,486
	885,214	807,007

Gross profit	929,209	477,883

OPERATING EXPENSES:
Selling, general and administrative	615,178	591,678

Research and development	211,514	217,674

	826,692	809,352

Operating income (loss)	102,517	(331,469)

INTEREST AND OTHER INCOME	4,388	8,568

INTEREST EXPENSE	(5,433)	(7,602)

Income (loss) before taxes on income	101,472	(330,503)

INCOME TAX PROVISION	42,798	—

NET INCOME (LOSS)	$58,674	$(330,503)

EARNINGS (LOSS) PER COMMON SHARE (Note 2):

Basic	$.02	$(.10)
Diluted	.02	(.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	3,231,025	3,173,575
Diluted	3,231,025	3,173,575

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended February 28
	2002	2001
	(unaudited)
NET SYSTEM SALES AND SERVICE REVENUE (Note 3)
System sales	$1,596,618	$679,542
Service revenue	1,945,120	1,828,792
	3,541,738	2,508,334

COST OF PRODUCTS AND SERVICES SOLD
System sales	998,166	797,844
Service revenue	723,610	832,015
	1,721,776	1,629,859

Gross profit	1,819,962	878,475

OPERATING EXPENSES:
Selling, general and administrative	1,269,030	1,213,246

Research and development	396,361	421,814

	1,665,391	1,635,060

Operating income (loss)	154,571	(756,585)

INTEREST AND OTHER INCOME	8,528	16,961

INTEREST EXPENSE	(9,943)	(12,328)

Income (loss) before taxes on income	153,156	(751,952)

INCOME TAX PROVISION	64,505	—

NET INCOME (LOSS)	$88,651	$(751,952)

EARNINGS (LOSS) PER COMMON SHARE (Note 2):
Basic	$.03	$(.24)
Diluted	.03	(.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	3,227,692	3,173,575
Diluted	3,227,692	3,173,575

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Six Months Ended February 28
	2002	2001
	(unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$88,651	$(751,952)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	358,154	360,739
Provision for doubtful accounts	—	14,004
Deferred taxes	64,505	—
Changes in operating assets and liabilities:
Receivables	(750,706)	(184,603)
Inventories	(28,105)	17,912
Prepaid expenses and other assets	39,057	(38)
Accounts payable	109,368	62,504
Accrued liabilities and deferred revenues	243,121	458,707

Net cash provided by (used in) operating activities	124,045	(22,727)

INVESTING ACTIVITIES
Purchases of property and equipment	(35,064)	(34,127)
Capitalized software costs	(224,280)	(192,000)

Net cash used in investing activities	(259,344)	(226,127)

FINANCING ACTIVITIES:
Borrowings on notes payable	200,000	150,000
Payments on notes payable	(260,000)	(40,000)
Increase in capital lease obligations	—	68,251
Payments on capital lease obligations	(11,375)	(11,015)
Proceeds from issuance of stock	3,500	0

Net cash provided by (used in) financing activities	(67,875)	167,236

NET DECREASE IN CASH	(203,174)	(81,618)

Cash, beginning of period	661,008	618,063

Cash, end of period	$457,834	$536,445

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.                                                          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of February 28, 2002, the results of its operations for the three months and six months ended February 28, 2002 and 2001, and cash flows for the six months ended February 28, 2002 and 2001.  These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001.

                                                                                                The results of operations for the three months and six months ended February 28, 2002 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2.                                                          The Company accounts for its earnings per share in accordance with SFAS No.128, which requires presentation of basic and diluted earnings per share.  Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock.  For the three months and six months ended February 28, 2002 and 2001, the Company did not include any potential diluted securities, as inclusion would be anti-dilutive.

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

Note 4.                                                          The Company renewed its line of credit with its bank on January 30, 2002.  The new line provides for $500,000 on a revolving basis through February 1, 2003, and contains certain loan covenants and financial ratio requirements.  On February 28, 2002, the total amount due to the bank was $179,351.  The Company was in compliance with all of the covenants and financial ratios required by its bank as of February 28, 2002.

Note 5.                          The Company entered into an amendment to its facility-operating lease on January 11, 2002.  The amendment extended the lease term, which was to expire on October 31, 2002, to October 31, 2007.  Future minimum lease payments under the facility lease are $218,131 for fiscal 2002, $253,771 for fiscal 2003, $268,896 for fiscal 2004, $276,963 for fiscal 2005, and $285,030 for fiscal 2006.

Item 2.                                                           Management’s Discussion and Analysis of Results of Operations and Financial Condition

                This following section of the report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.

                CCA generates revenues primarily from the sale of its Clinical Information Systems (CIS), which includes the licensure of proprietary application software, and the sale of servers upon which the application software operates.  In connection with its sales of CIS products, the Company provides implementation services for the installation, integration, and training of end user’s personnel.  The Company generates sales of ancillary software and hardware, including its data acquisition products, to its CIS clients and to third parties.  The Company also generates recurring revenues from the provision of comprehensive post implementation services to its CIS clients, pursuant to extended service agreements.

Beginning the second quarter of fiscal 2000, and continuing into fiscal 2001, the Company experienced decreased sales of its clinical information system products.  Management believes that the decrease was primarily attributable to an industry wide slump related to post Y2K issues, the Balanced Budget Act, and concerns about the pending regulations associated with the Health Insurance Portability and Accountability Act (HIPAA). In addition, the Company’s revenue recognition policies were changed in accordance with SAB 101 in September 2000.  Beginning the third quarter of fiscal 2001, and continuing into fiscal 2002, the Company began to experience a turnaround in sales of its CIS products.  Management believes the industry and the market for CIS products is recovering, but remains cautious about its core business activities until it has a clearer vision ahead.  Accordingly, management has continued to respond to the uncertain market conditions by keeping a tight reign on staffing and other expenses.  In addition to the post Y2K slowdown, the entire industry has been concerned with the potential effects of HIPAA on all healthcare systems.

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

Results of Operations

Sales for the second quarter of fiscal 2002 ended February 28, 2002 increased by $529,533 or 41% compared to the same quarter of fiscal 2001.  For the six-month period ended February 28, 2002, sales increased $1,033,404 or 41% compared to the same period in fiscal 2001.  The Company has experienced an increase in sales of Clinical Information Systems (CIS) products, which began in fiscal 2001.  Additionally, the Company’s pipeline of new CIS transactions has begun to build back to historical levels.

                When analyzed by product category, for the quarter and six-month periods, sales of CIS products increased $523,449 or 284% and $1,016,370 or 290% respectively, and service revenues increased $69,640 or 8% and $116,328 or 6% respectively.  These increases were partially offset by a decrease in sales of data acquisition products for the quarter and six-month periods of $63,556 or 35% and $99,294 or 30% respectively.  The increase in revenues associated with the Company’s CIS products was primarily attributable to the improved market conditions discussed above.  The decrease in the sale of data acquisition products is primarily attributable to a lesser number of units shipped to OEM customers.  The increase in service revenues was attributable to a greater number of customer sites on contract and higher average revenues per account.  As a result of the Company closing larger CIS transactions, the annual service costs associated with such transactions are proportionally greater.  Service revenues are expected to continue to increase as the Company’s installed base of CIS installations increases.

The Company continues to expand its sales and marketing activities, directing its focus towards larger clients and multi-product sales.  The Company has also initiated strategic joint marketing partnerships with other companies, which has improved the Company’s market penetration.  As a result of these efforts, its “pipeline” of working CIS transactions has improved.  The Company’s future operating results could continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual periods, and the temporary delays in the closing of new CIS sales.  In addition, revenues associated with its CIS transactions may be delayed due to customer related issues such as staff availability and the performance of third party contractors.

Cost of sales for the second quarter and six-month period ended February 28, 2002 increased by $78,207 or 10% and $91,917 or 6% respectively as compared to the same quarter of fiscal 2001.  For the quarter and six-month period the increase in cost of sales was attributable to an increase in material costs of $103,930 or 181% and $181,713 or 214%

respectively, partially offset by a decrease in labor costs of $5,098 or 1% and $81,669 or 10% respectively, and a decrease in other costs of $20,625 or 6% and $8,127 or 1%.  The increase in material costs was primarily attributable to an increase in CIS sales during the period.  For the current quarter and the six-month period ended February 28, 2002, cost of sales as a percentage of sales decreased to 49% from 63% and decreased to 49% from 65%, respectively.   This decrease was primarily attributable to increased revenues recognized and the Company maintaining a tight reign on expenses.

Selling and administration expenses increased by $23,500 or 4% and $55,784 or 5% in comparing the current quarter and six months ended February 28, 2002 with the same periods of fiscal 2001.  The increase was primarily attributable to an increase in marketing expenses aimed at increasing CCA’s market penetration.

Research and Development expense decreased $6,160 or 3% and $25,453 or 6% for the current quarter and six months ended February 28, 2002 compared to the same periods of fiscal 2001.  The decrease is attributable to a greater amount of expenses capitalized in the current periods related to the Company’s ongoing investment in new products and product enhancements.  The Company continues to expend considerable resources on new product development and product enhancements to current products, including new modules associated with HIPAA compliance functionality.

As a result of the aggregate factors discussed above, the Company earned net income of $58,674 or basic and diluted earnings per share of $0.02 and $88,651 or basic and diluted earnings per share of $0.03 for the current quarter and six-month period ending February 28, 2002 compared to a net loss of $330,503 or basic and diluted loss per share of $0.10 and $751,952 or basic and diluted loss per share of $0.24 in the comparable quarter and six-month period one year ago.

Capital Resources and Liquidity

As of February 28, 2002, the Company’s working capital amounted to $952,107 compared to $667,104 at August 31, 2001.  The ratio of the Company’s current assets to current liabilities was approximately 1.4 to 1 at February 28, 2002 compared to 1.3 to 1 at August 31, 2001.

The Company’s renewed its line of credit with its bank on January 30, 2002.  The new line provides for $500,000 on a revolving basis through February 1, 2003, and contains certain loan covenants and financial ratio requirements.  On February 28, 2002, the total amount due the bank was $179,351.  The Company was in compliance with all of the covenants and financial ratios required by its bank as of February 28, 2002.

The Company’s primary source of working capital has been generated from earnings and borrowings on its line of credit.  The Company’s primary need for capital has been for its continued investment in software development.  The Company’s results of operations for the six months ended February 28, 2002 produced EBITDA of approximately $512,000.  Management believes that its backlog and sales pipeline is sufficient to produce a similar amount of EBITDA in the second half of the current fiscal year, and accordingly believes that its projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements through the end of its fiscal year.  However, an unanticipated decline in sales or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.

Seasonality, Inflation and Industry Trends

The Company sales are generally lower in the summer and higher in the fall and winter.  Inflation has had no material effect on the Company business since the Company has been able to adjust the prices of its products and services.  Management believes that most phases of the healthcare segment of the computer industry will continue to be highly competitive and that potential healthcare reforms including those promulgated by HIPAA may have a long-term positive impact on its business.  In addition, management believes that the industry will be marked with more significant technological advances, which will improve the quality of service and reduce costs.  The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings, improving and expanding its services, and by continuing to enhance its software applications.

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

CREATIVE COMPUTER APPLICATIONS, INC.

(Company)

Date:	April 11, 2002	/S/ Steven M. Besbeck
Steven. M. Besbeck, President
Chief Executive Officer, Chief
Financial Officer

Date:	April 11, 2002	/S/ Anahita Villafane
Anahita Villafane
Controller and Chief Accounting Officer