Form 10QSB
period 2002-05-31
CREATIVE COMPUTER APPLICATIONS INC
filed 2002-07-12
CIK 712815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to

Commission file number 0-12551

CREATIVE COMPUTER APPLICATIONS, INC.

(Exact name of small business issuer as specified in its charter)

California	95-3353465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes   ☒   No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,266,400 common shares as of July 12, 2002.

Transitional Small Business Disclosure Format (check one):

Yes   ☐   No   ☒

CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB

I N D E X

CREATIVE COMPUTER APPLICATIONS, INC.

PART 1 - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2002	August 31, 2001	*
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$640,723	$661,008
Receivables, net	2,025,898	1,209,872
Inventories	194,868	233,737
Prepaid expenses and other assets	153,293	142,219
Deferred tax asset	639,500	639,500

TOTAL CURRENT ASSETS	3,654,282	2,886,336

PROPERTY AND EQUIPMENT, net	274,105	398,179
INVENTORY OF COMPONENT PARTS	261,496	306,496
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,311,292 and $999,331	1,360,792	1,337,472
INTANGIBLES, net	55,400	104,744
DEFERRED TAX ASSET	438,324	591,000
OTHER ASSETS	2,427	13,796

TOTAL ASSETS	$6,046,826	$5,638,023

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to bank (Note 4)	$—	$239,351
Accounts payable	219,423	216,087
Accrued liabilities:
Vacation pay	169,485	159,290
Other	276,111	275,790
Deferred service contract income	939,718	831,873
Deferred revenue	774,714	474,091
Capital lease obligation, current portion	22,750	22,750

TOTAL CURRENT LIABILITIES	2,402,201	2,219,232

CAPITAL LEASE	6,048	23,111

TOTAL LIABILITIES	2,408,249	2,242,343

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,266,400 and 3,221,025 shares outstanding	6,144,041	6,108,164
Accumulated deficit	(2,505,464)	(2,712,484)

TOTAL SHAREHOLDERS’ EQUITY	3,638,577	3,395,680

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$6,046,826	$5,638,023

See Notes to Condensed Consolidated Financial Statements.

* As presented in the audited consolidated financial statements

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended May 31
	2002	2001
	(unaudited)
NET SYSTEM SALES AND SERVICE REVENUE (Note 3)
System sales	$1,063,801	$729,101
Service revenues	1,038,421	897,720
	2,102,222	1,626,821

COST OF PRODUCTS AND SERVICES SOLD
System sales	587,369	446,938
Service revenue	383,746	394,750
	971,115	841,688

Gross profit	1,131,107	785,133

OPERATING EXPENSES:
Selling, general and administrative	693,531	557,873

Research and development	229,208	194,438

	922,739	752,311

Operating income	208,368	32,822

INTEREST AND OTHER INCOME	1,604	7,838

INTEREST EXPENSE	(3,432)	(7,435)

Income before taxes on income	206,540	33,225

INCOME TAX PROVISION	88,171	—

NET INCOME	$118,369	$33,225

EARNINGS PER COMMON SHARE (Note 2):

Basic	$.04	$.01
Diluted	$.04	$.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	3,251,483	3,185,325
Diluted	3,368,066	3,185,325

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended May 31
	2002	2001
	(unaudited)
NET SYSTEM SALES AND SERVICE REVENUE (Note 3)
System sales	$2,660,419	$1,408,643
Service revenues	2,983,541	2,726,512
	5,643,960	4,135,155

COST OF PRODUCTS AND SERVICES SOLD
System sales	1,585,535	1,244,782
Service revenue	1,107,356	1,226,765
	2,692,891	2,471,547

Gross profit	2,951,069	1,663,608

OPERATING EXPENSES:
Selling, general and administrative	1,962,561	1,771,119

Research and development	625,569	616,252

	2,588,130	2,387,371

Operating income (loss)	362,939	(723,763)

INTEREST AND OTHER INCOME	10,132	24,799

INTEREST EXPENSE	(13,375)	(19,763)

Income (Loss) before taxes on income	359,696	(718,727)

INCOME TAX PROVISION	152,676	—

NET INCOME (LOSS)	$207,020	$(718,727)

EARNINGS (LOSS) PER COMMON SHARE (Note 2)

Basic	$.06	$(.23)
Diluted	$.06	$(.23)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	3,235,622	3,177,492
Diluted	3,245,108	3,177,492

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Nine Months Ended May 31
	2002	2001
	(unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$207,020	$(718,727)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	542,026	546,601
Provision for doubtful accounts	—	14,004
Deferred taxes	152,676	—
Changes in operating assets and liabilities:
Receivables	(816,026)	(282,762)
Inventories	83,869	74,173
Prepaid expenses and other assets	295	(46,856)
Accounts payable	3,336	(22,673)
Accrued liabilities and deferred revenues	418,984	592,009

Net cash provided by operating activities	592,180	155,769

INVESTING ACTIVITIES
Purchases of property and equipment	(56,648)	(35,660)
Capitalized software costs	(335,280)	(303,000)

Net cash used in investing activities	(391,928)	(338,660)

FINANCING ACTIVITIES:
Borrowings on notes payable	300,000	150,000
Payments on notes payable	(539,351)	(90,000)
Increase in capital lease obligations	—	68,251
Payments on capital lease obligations	(17,063)	(16,702)
Proceeds from issuance of stock	35,877	16,020

Net cash provided by (used in) financing activities	(220,537)	127,569

NET DECREASE IN CASH	(20,285)	(55,322)

Cash, beginning of period	661,008	618,063

Cash, end of period	$640,723	$562,741

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                                                          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of May 31, 2002, the results of its operations for the three months and nine months ended May 31, 2002 and 2001, and cash flows for the nine months ended May 31, 2002 and May 31, 2001.  These results have been determined on the basis of generally accepted accounting principals and practices applied consistently with those used in the preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year end August 31, 2001.

The results of operations for the three months and nine months ended May 31, 2002 are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

Note 4.                                                          The Company renewed its line of credit with its bank on January 30, 2002.  The new line provides for $500,000 on a revolving basis through February 1, 2003, and contains certain loan covenants and financial ratio requirements.  On May 31, 2002, there were no amounts outstanding under the line of credit.  The Company was in compliance with all of the covenants and financial ratios required by its bank as of May 31, 2002.

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

The Company or CCA as it’s known, generates revenues primarily from the sale of Clinical Information Systems (CIS), which includes the licensure of proprietary application software, and often the sale of servers upon which the application software operates.  In connection with its sales of CIS products, the Company provides implementation services for the installation, integration, and training of end user’s personnel.  The Company generates sales of ancillary software and hardware, including its data acquisition products, to its CIS clients and to third parties.  The Company also generates recurring revenues from the provision of comprehensive post implementation services to its CIS clients, pursuant to extended service agreements.

The company has continued to experience a turnaround in its results of operations that began in the fiscal quarter ended May 31, 2001 that has been reflected in it’s reporting of increased sales and net income in each of its last five fiscal quarters.  Although business continues to improve, market conditions remain uncertain and accordingly management remains cautious and continues to keep a tight reign on staffing and other expenses in response to current industry and general economic conditions.

The Company invests considerable resources in product development programs to expand the depth of functionality of its products, and to address pending compliance issues associated with the Health Insurance Portability and Accountability Act (HIPAA).  In order to address issues brought about by the HIPAA regulations, the Company is currently developing enhancements to its application products so that they will assist clients with the compliance issues.  Provisions of HIPAA are intended to ensure patient confidentiality for all health care related information.  The requirements of HIPAA apply to any entity storing and/or transmitting patient identifiable information on electronic media.  This affects virtually all health care organizations, from physicians and insurance companies to health care support organizations.  Certain safeguards will be required to accurately insure the security of patient data.  This will include more robust audit trails and tiered/structured password security when accessing patient data.  The increase in patient centered data that must be retained under the HIPAA guidelines will require that systems electronically store much larger amounts of data.  CCA plans on providing its client base with application enhancements that will assist its clients in adhering to HIPAA regulations well before the final date of April 13, 2003, when the new regulations go into effect.

Results of Operations

Sales for the third quarter of fiscal 2002 ended May 31, 2002 were $2,102,222, and increased $475,401 or 29% compared to the same quarter of fiscal 2001.  For the nine-month period ended May 31, 2002 sales were $5,643,960, and increased $1,508,805 or 37% compared to the same period in fiscal 2001.  Such overall increases were attributable to the turnaround the Company has experienced since the quarter ended in May 2001.

When analyzed by product category, for the quarter and nine-month periods, sales of CIS products increased $463,552 or 93% and $1,480,958 or 178% respectively, and service revenues increased $140,701 or 16% and $257,029 or 9% respectively.  These increases were partially offset by a decrease in sales of data acquisition products for the quarter and nine-month periods of $128,852 or 56% and $228,146 or 41% respectively.  The increase in revenues associated with the Company’s CIS products was primarily attributable to the improved market conditions discussed above.  The decrease in sales of data acquisition products is primarily attributable to a lesser number of units shipped to OEM customers.  The decrease in OEM business is expected to continue, as fewer OEM customers remain active in the marketplace or are no longer reliant on CCA’s data acquisition products.  The increase in service revenues was attributable to a greater number of customer sites on contract and higher average revenues per account.  As a result of the Company closing larger CIS transactions, the annual service costs associated with such transactions are proportionally greater.  Management expects that service revenues will continue to increase as the Company’s installed base of CIS accounts increases.

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

Cost of sales for the third quarter and nine-month period ended May 31, 2002 increased by $129,427 or 15% and $221,344 or 9% respectively as compared to the same quarter and nine-month period of 2001.  For the quarter the increase in costs of sales was primarily attributable to an increase in labor costs of $12,211 or 3%, an increase in material costs of $107,289 or 113%, and an increase in other costs of $9,927 or 3%.  For the nine-month period ended May 31, 2002 the increase in cost of sales was primarily attributable to an increase in material costs of $289,001or 161%, and an increase in other costs of $1,800 or .2% which were partially offset by a decrease in labor costs of $69,457 or 6%.  The overall fluctuations in material, labor, and other costs were attributable to the increase in CIS sales during the nine-month period and the concurrent deferral of some costs associated with SAB 101.  For the current quarter and nine- month period ended May 31, 2002, cost of sales as a percentage of sales decreased to 46% from 52% and decreased to 48% from 60% respectively.  The overall improvement in gross margins was primarily attributable to the increases in revenues recognized in the quarter and nine-month periods and the Company maintaining a tight reign on expenses.  Since a substantial portion of the Company’s cost of sales are fixed, fluctuations in revenues recognized in any period may affect the gross margins derived from such sales.

Selling and administration expenses increased $135,658 or 24% and $191,442 or 11% in comparing the current quarter and nine-month period ended May 31, 2002 with the same periods of fiscal 2001.  The increase was primarily attributable to increased expenditures in sales and marketing activities and their related expenses; commission expense, new marketing materials, trade show expenses and the Company also added one additional sales representative.

Research and Development expense increased $34,770 or 18% and $9,317 or 2% for the current quarter and nine-month period ended May 31, 2002, compared to the same periods of fiscal 2001.  The increase in product development expense for the current periods is attributable to increased staffing and overall increases in salaries and benefits.  The Company continues to expend considerable resources on new product development and product enhancements, much of which is associated with HIPAA compliance.

As a result of the aggregate factors discussed above the Company earned net income of $118,369 or basic and diluted earnings per share of $.04 for the current fiscal quarter compared to net income of $33,225 or basic and diluted earnings per share of $.01 for the comparable third quarter of fiscal 2001.  For the nine-month period ending May 31, 2002, the Company earned net income of $207,020 or basic and diluted earnings per share of $ .06, compared to a net loss of $718,727 or basic and diluted loss per share of $.23 for the comparable nine-month period one year ago.

Capital Resources and Liquidity

As of May 31, 2002, the Company’s working capital amounted to $1,252,081 compared to $667,104 at August 31, 2001.  The ratio of the Company’s current assets to current liabilities was approximately 1.5 to 1 at May 31, 2002 compared to 1.3 to 1 at August 31, 2001.

The Company’s renewed its line of credit with its bank on January 30, 2002.  The new line provides for $500,000 on a revolving basis through February 1, 2003, and contains certain loan covenants and financial ratio requirements.  There were no amounts outstanding under the line of credit as of May 31, 2002.  The Company was in compliance with all of the covenants and financial ratios required by its bank as of May 31, 2002.

The Company’s primary source of working capital has been generated from earnings, and borrowings on its line of credit.  The Company’s primary need for capital has been for its continued investment in software development.  The Company’s results of operations for the nine-month period ended May 31, 2002 produced EBITDA of approximately $1,055,000, which was sufficient to fund its product development activities and to invest in new marketing programs.  As a result of increased cash flow during its current quarter, the Company was also able to repay the entire outstanding balance on its line of credit.  Management believes that its backlog and sales pipeline is sufficient to produce positive EBITDA in the next few quarters, and that it’s projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for the remainder of the calendar year.  However, an unanticipated decline in sales or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.

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

PART II - OTHER INFORMATION

Items 1 through 3.  NOT APPLICABLE

Item 4.    Submission of Matters to a Vote of Security Holders

(a)                                  The Company held an Annual Meeting of Shareholders on March 1, 2002.

(b)                                 The following Directors, all of whom were incumbents, were reelected to the five member Board at the March 1, 2002 meeting:

	FOR	WITHHELD
Bruce M. Miller	3,114,059	33,510
Steven M. Besbeck	3,114,059	33,510
James R. Helms	3,114,059	33,510
Lawrence S. Schmid	3,114,059	33,510
Robert S. Fogerson, Jr.	3,114,059	33,510

(c)                                  The only matter voted upon at the March 1, 2002 Annual Meeting was the ratification of BDO Seidman, LLP as the Company’s auditors for the fiscal year ending August 31, 2002 by a vote of 3,129,534 for, 5,365 against, 12,670 abstaining, and 0 non-votes.

(d)                                 Not applicable.

Item 5.    NOT APPLICABLE

Item 6.    Exhibits and Reports on Forms 8-K

(a)                                  Exhibit 11 - Statement re: computation of per share earnings.

(b)                                 There were two reports filed on Form 8-K, dated March 6, 2002 and April 17, 2002, during the quarter ended May 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.
(Company)

Date:	July 12, 2002	/S/ Steven M. Besbeck
Steven. M. Besbeck, President
Chief Executive Officer, Chief
Financial Officer

Date:	July 12, 2002	/S/ Anahita Villafane
Anahita Villafane
Controller and Chief Accounting Officer