Form 10KSB
period 2002-08-31
CREATIVE COMPUTER APPLICATIONS INC
filed 2002-11-19
CIK 712815

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2002.
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number 0-12551

CREATIVE COMPUTER APPLICATIONS, INC.
(Name of Small Business Issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3353465 (I.R.S. Employer Identification No.)
26115-A Mureau Road Calabasas, California (Address of principal executive offices)	91302 (Zip Code)

Issuer's telephone number: (818) 880-6700

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

        Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        Issuer's revenues for its most recent fiscal year ended August 31, 2002 were $7,831,017

        As of November 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $3,063,000.

        As of November 15, 2002 the Company had 3,266,400 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11 and 12 of Part III of this report are hereby incorporated by reference from the Company's Fiscal 2000 Definitive Proxy Statement, which will be filed within 120 days of the end of the Company's fiscal year.

        Transitional Small Business Disclosure (check one):

Yes ☐	No ☒

PART I

Item 1.    Business.

        The following report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.

Business Description

        Creative Computer Applications, Inc. (CCA or the Company) is a healthcare information technology and service provider that specializes in Clinical Information Systems (CIS) software, services and browser-based solutions for hospitals and clinic-based laboratories, pharmacies and radiology departments. Clinical information is data that is gathered concerning each individual patient's health condition, diagnosis, and treatment that are used by doctors, nurses and other healthcare providers. Such data may include laboratory tests results, transcribed reports of radiological or imaging procedures, and medication administration records. CCA's products are deployed to provide automation of clinical information that facilitates the operation of clinical ancillary departments and allows the rapid recording and processing of information that can be communicated, documented, and delivered to healthcare providers.

        Currently, CCA markets a Laboratory Information System under the name CyberLAB®, a Pharmacy Information System under the name CyberMED®, a Radiology Information System under the name CyberRAD®, and other related clinical application modules. Enhancements to such products as well as additional application software products are in development or are planned to be developed in the future. The general offices and operational headquarters are located at 26115-A Mureau Road, Calabasas, CA 91302. The Company's telephone number is 818/880-6700. The Company's business consists of four operational areas: (1) Clinical Information Systems products, (2) service of its client's installations, (3) implementation services, and (4) data acquisition products. Product lines consist of Laboratory Information Systems, Pharmacy Information Systems, Radiology Information Systems, Anatomic Pathology Systems, Mammography Reporting and Tracking Systems, and Data Acquisition products. The Company sells its products and systems directly through its own sales force in North America, through joint marketing programs with other companies, and has reseller agreements in certain international markets.

History and Business Development

        Since its inception as a California corporation in 1978, CCA has been primarily engaged in the development, marketing, installation, and service of Clinical Information Systems that automate the collection and management of patient clinical data for healthcare providers. As of August 31, 2002, the Company supported approximately 400 active application installations that are used in over 500 client sites.

        The percentage of the Company's net sales attributable to the sale, licensure, and implementation of Clinical Information Systems, including data acquisition product sales, accounted for approximately 48% of total revenues in fiscal 2002, 38% in fiscal 2001, and 56% in fiscal 2000. Management believes that the percentage of the Company's net sales attributable to its sales of Clinical Information Systems activities will increase in fiscal 2003. It also expects that its service revenues, which accounted for 52% of total revenues in the current fiscal year, will continue to grow as additional new installations are added to the Company's installed base.

        By automating the collection and organization of patient clinical data, the Company's Clinical Information Systems reduce operating costs, improve patient care, and increase the efficiency of healthcare providers. The healthcare industry continues to operate under increasing pressure from government regulatory agencies and third party payers of medical expense, as well as from increased competition in the healthcare industry, to control costs. Management believes the necessity to contain healthcare costs can be expected to increase in the foreseeable future.

        As part of its business strategy, the Company has consistently pursued the development of enhancements to its existing products, as well as the development of entirely new products and services to expand the Company's business. The Company's objective is to diversify its product portfolio beyond the areas currently served. The Company has developed a Web Gateway™, which provides access to its existing products so that physicians and nurses can easily utilize them from virtually anywhere in the world, and is continuing to build upon this technology platform in order to deploy other functionality. Initially, the Web Gateway™ was developed to enable access to CyberLAB® for orders, inquiry and results. Additional functionality is now available for CyberRAD® for orders, inquiry, electronic signature and other functions.

        CCA's results of operation for the current fiscal year ended August 31, 2002 were marked by a substantial increase in sales of approximately 31.5% over the 2001 fiscal year and a return to profitability. The Company had experienced a decrease in revenues and operating losses in its 2000 and 2001 fiscal years due to a number of factors. Such decreases in revenues and earnings were primarily attributable to an industry-wide post Year 2000 slowdown, the Balanced Budget Act, and uncertainties related to the Health Insurance Portability and Accountability Act (HIPAA). The Company experienced a turnaround in its results of operation as the industry wide slowdown subsided and it regained traction with new sales activities during the second half of its 2001 fiscal year. As a result of increased sales and marketing activities the Company's pipeline of new CIS transactions has risen back to historical levels. Management believes the industry and the market for CIS products has recovered and is being fueled by the demand for new technology that addresses compliance issues as well as patient care and safety. However, due to general economic conditions, management remains cautious.

        In order to address compliance issues brought about by the HIPAA regulations, the Company is completing the development of enhancements to its products. Provisions of HIPAA are intended to ensure patient confidentiality and security for all health care related information. The requirements of HIPAA apply to any entity storing and/or transmitting patient identifiable information on electronic media. This affects virtually all health care organizations, from physicians and insurance companies to health care support organizations. Certain safeguards will be required to accurately insure the security of patient data including more robust audit trails and tiered/structured password security when accessing patient data. CCA is on schedule with its plans to provide its client base with application enhancements that will assist them in adhering to HIPAA regulations before the regulations go into effect. The Company is also ready to provide its client base with the necessary hardware upgrades and implementation services required to implement the new HIPAA related enhancements.

Clinical Information Systems

        The Company's Clinical Information Systems are designed to provide cost effective, robust application features to manage comprehensive clinical activities throughout most sectors of the health care provider marketplace. The Company's systems are highly scaleable, enabling a wide range of users to employ them.

        CCA's Clinical Information System applications are designed around a common open systems architecture that is based on the UNIX operating system platform and employs thin-client technology where applicable. CCA's use of this technology allows easy integration into existing networks, as well as seamless integration with other systems. CCA's suite of Clinical Information System applications allows for unprecedented scalability and flexibility ensuring that as the needs of a healthcare provider change the systems can easily be adapted. The Company's clinical applications are designed around flexible parameterized software, which enables the end user to tailor the software for its individual needs and eliminates the requirement for customization.

        For clinical laboratories, the Company has integrated its software applications and data acquisition technology into Laboratory Information Systems, which are sold under its trade name CyberLAB®. Extensive applications for a wide variety of laboratory testing, compliance, and quality control procedures, including hematology, immunology, chemistry, microbiology, drug testing, toxicology, urinalysis, and cytology testing, are available with the Company's systems. Validation and reimbursement, multi-site reporting and management, database management, bedside specimen collections, point of care testing, remote communications and flexible user defined reporting capabilities are also included. Additional modules are also available for complete microbiology testing and CyberPATH®, CCA's anatomic pathology system can be fully integrated with CyberLAB®. The Company's Laboratory Information Systems are used by laboratories testing up to 15,000 patient samples a day.

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

        CyberRAD®, the Company's Radiology Information System, is also hybrid in its design, which allows for its deployment in inpatient and outpatient settings. Applications include extensive scheduling, reporting, film tracking, transcription, and clinical functionality. CyberRAD® has also been designed with easy to deploy built-in communication interface capabilities for diagnostic modalities and Picture Archive Communication Systems (PACS). MQA, a mammography reporting and tracking system acquired by the Company during fiscal 1998, has been integrated into CyberRAD®. MQA can also be sold as a stand-alone system, and meets FDA guidelines for Mammography Quality Assurance.

        The Company's Clinical Information Systems support extensive communication capabilities to various healthcare information systems including Hospital Information Systems, nursing and practice management systems, for which the Company has developed over one hundred system-to-system communication interfaces. The Company's Clinical Information Systems support networking capabilities and are employed in many settings that consist of multiple sites. In addition, different types of enterprises, such as hospital and affiliated outpatient clinics, can use the Company's systems to integrate their activities. The communication interfaces often support bi-directional data communications, whereby demographic and test order requests are transmitted to the Clinical Information Systems and, in turn, billing information and test results are re-transmitted to the host system. The Company's Clinical Information Systems support their own order communications and test result subsystems that have been employed in other accounts that have relied on the Clinical Information System's communications capabilities. Management believes that communications to other systems allowing connectivity between clinical systems, such as CyberLAB®, CyberMED®, CyberRAD® and administrative information systems, are very important functional requirements in the marketability of its products. The Company has focused considerable attention on the communication, networking, and connectivity capabilities of its products, and plans to further develop these capabilities as opportunities present themselves.

        The Company has developed standard seamless integration and network connectivity for all its products through user selected network topologies, network protocols, and network operating systems. Although each application has been configured to operate as a stand-alone product, all can be operated as an integrated package, residing on a shared platform or network, thereby eliminating the need for multiple interfaces, duplicate information handling, and their associated costs. CCA continues the development of enhancements to CyberLINK®, a software integration and communications module that integrates all of its own clinical applications and provides a single communications gateway to or from other vendors' systems.

        The Company has designed its products to incorporate open systems architecture and to conform to computer industry standards, which enable them to be more easily integrated with other vendor's products. Healthcare industry standards, including Health Level Seven (HL7) and ASTM, are employed throughout the Company's software products.

        The Company's Clinical Information Systems operate under various versions of UNIX. As a result of trends throughout the information technology marketplace, Microsoft NT® is becoming more popular. The Company is mitigating its Clinical Information Systems to operate under NT, and has deployed some of its applications in that environment. The Company began migrating some of its systems to a client-server architecture and CyberRAD®, and CyberPATH™ operate in that environment. However, as a result of technological changes the Company is evolving all of its clinical applications to graphical browser-based architecture.

Data Acquisition Products

        The Company's data acquisition products, which consist of clinical instrument data interfaces, increase the efficiency and accuracy of on-line data acquisition in biomedical laboratories by automating the collection and organization of test data. Each of the Company's data acquisition products uses a microcomputer performing a specific discrete task. All of the Company's data acquisition products are "plug-in" compatible with each other, enabling an end user to easily expand its system. The Company's data acquisition products conserve central computer resources, lower hardware costs, and significantly reduce costs of installation and system expansion, meeting the cost-containment needs of healthcare organizations. However as a result of technological changes and the improved communication capabilities of current generation clinical instruments, the Company is developing more of its new clinical instrument interfaces in a direct communications format and is de-emphasizing its data acquisition product platform.

        As of August 31, 2002, the Company had sold more than 12,500 of its data acquisition products in the United States and abroad, and supports over 500 different interface configurations for use with a wide variety of automated biomedical testing devices.

Service

        The Company provides comprehensive services to its installed base of system clients through its own service organization, and provides extensive training and implementation of its systems. The Company offers both software support services, through a twenty-four (24) hour "hotline", and field service for hardware repair. In most instances the Company relies on third parties to service the hardware components that it sells. The Company services its own data acquisition products and related software, used as part of its CIS product offering, under service contracts offered to end users. The Company's long-term inventory requirements for its service and repair business have historically been significant because it must retain a loaner pool of components used to service its client base. The Company has de-emphasized providing hardware in connection with the sale of its CIS products and currently only provides the servers and a few specialty components. Therefore the inventory requirements in the future are expected to decline.

        The Company's post implementation service revenues for fiscal 2002 increased by approximately 12% from the previous fiscal year, and they are expected to continue to grow when and as the installed base of system clients grows. The majority of the Company's clients are under service contracts. The Company believes that the ability to offer comprehensive services to its clients is a very important facet of its business and solidifies a long-term relationship with its client accounts. The recurring revenue stream associated with this activity is a significant part of the Company's business. The ability to offer long-term service often leads to add-on sales opportunities for peripheral components, data acquisition products, and upgrades to newer computers and software applications. In addition, the quality of service is an important aspect of the end users buying decision when making a system selection; therefore the Company is constantly fine-tuning the services it provides and its service organization as part of its marketing strategy.

        The Company has deployed technology to automate a company wide helpdesk system in order to more effectively service its clients and employs a "virtual company" concept by linking outside personnel via the Internet directly into its own internal network. A number of Company employees who are engaged in technical and service related activities tele-commute through this venue. The Company has a significant investment in its internal helpdesk, network and related applications, and intends to make further investment in the future.

        The Company believes that the service of its clients is of utmost importance to its long-term success and business strategy. Accordingly, a great deal of emphasis is placed on continuing to upgrade the service organization and on expanding the services that the Company offers. As part of this effort, the Company routinely surveys its clients in an effort to obtain a "report card" on how the service organization performs. With this mechanism the Company tunes its service organization to better address its client's requirements. The Company anticipates adding additional support and implementation personnel during fiscal 2003. The Company has also expanded its professional service activities, which include networking, communications, and systems integration.

Significant Contracts and Programs

        The Company has pursued a strategy of seeking out new market opportunities to expand the distribution of its products in two specific ways, first through joint ventures with other vendors of compatible products and services that are synergistic with CCA's products, and secondly by entering new markets.

        During August 2002 the Company entered into a joint marketing and product development agreement with eMed Technologies, Inc. a privately held leading vendor of Picture Archive Communication Systems (PACS) and web-based medical image distribution solutions. The partnership is focused on the integration of the CCA CyberRAD® Radiology Information System (RIS) with the eMed Ideal Image Management Suite. Together, the companies will develop and jointly market a feature-rich RIS/PACS solution. The result of this collaboration will be a complete solution that synchronizes medical imaging and clinical information workflow. Specifically designed for the imaging center or hospital enterprise, the integrated solution will automate processes at every point of patient care—scheduling, image acquisition, diagnostic reading, and results delivery. The joint venture between CCA and eMed will address the needs of imaging facilities seeking a single RIS/PACS solution. By tightly integrating the CCA CyberRAD® RIS with the eMed PACS, medical imaging facilities will be able to realize the benefits of workflow automation at a cost that was once reserved for the large facility budget.

        The result of this effort will be a new type of tightly integrated RIS/PACS system that will use all of the components of CyberRAD® but will also have components that provide diagnostic tools for the radiologist that are currently not typically available with other PACS product offerings. Both companies are allocating substantial resources to the development project and plan on launching the sale of the new product in mid 2003.

        CCA is also seeking to expand its presence in international markets. Currently most of the Company's installations are in the United States, however the Company also has systems placed in Canada, the Caribbean and Malaysia. As a result of the successful CyberLAB® installation in Malaysia, new additional business opportunities have materialized in the region. Accordingly, CCA anticipates installing CyberLAB® in a new laboratory in Bangkok, Thailand in fiscal 2003.

        As part of its overall marketing strategy, the Company is also pursuing strategic relationships with organizations that operate multiple entity enterprises where the Company may have the opportunity to offer its array of products and services to the group.

        During the 2002 fiscal year, there were no contracts or programs that generated over 10% of the Company's net sales.

Product Development

        The market for the Company's products is characterized by rapid and significant technological change. The Company's ability to compete in the market, and to operate successfully, depends in part on its ability to react to such change. During the Company's 2002, 2001, and 2000, fiscal years, amounts (inclusive of capitalized software) equal to approximately 16%, 20%, and 16%, respectively, of the Company's net sales, were expended for research and development. The Company continues to expend a significant amount of resources for the development of new products, and for the development of additional enhancements to existing products.

        The Company development plans are focused on evolving its clinical application products to Web based architecture in order to deploy them in a traditional enterprise fashion, and also via the Internet. At the same time, graphical user interfaces are being incorporated into the Company's clinical applications where applicable. The Company has planned product development projects over the next three years that include additional enhancements to the anatomical pathology system, and a clinical work station that will include system-wide order communications, inquiry and decision support. The Company continues to develop enhancements to its Web-server that provides for orders and inquiry via standard Internet browsers into the Company's clinical applications.

        Research and development expenditures, net of capitalized software, amounted to approximately $791,000 in fiscal 2002, $781,000 in fiscal 2001, and $763,000 in fiscal 2000. Such expenditures were attributable to systems development, including the development of new Laboratory, Radiology, and Pharmacy Information Systems applications, and enhancements to those products. The Company's business logic applications are compiled under Microfocus COBOL that provides a standard code structure for the system applications while other embedded process code is written in C. By employing Microfocus' run-time modules for UNIX, the Company has been able to port to a variety of hardware platforms with ease. The Company has successfully ported its software applications from Compaq® to IBM® RISC 6000 Systems, and to Hewlett Packard® HP 9000 Systems. This portability capability has allowed the Company to become "platform independent" in vending its software products where some customers may be predisposed to certain hardware brands. The Company at present is porting some of its applications to Microsoft NT®, and in the future intends to offer its products on both UNIX and NT platforms. All of the Company's products are open database compliant (ODBC), and the data structures support the use of standard query language (SQL) report generators that allows a wide range of reporting capabilities.

Distribution and Marketing

        From its inception, the Company has sold its products and systems directly to the healthcare industry through its own sales and marketing personnel, as well as indirectly through original equipment manufacturers ("OEM's"), and through joint marketing relations with other companies. The Company has traditionally marketed its products throughout the United States, Canada and the Caribbean. Early in fiscal 2000, the Company contracted to provide CyberLAB® to a large reference laboratory in Malaysia. As a result of the successful CyberLAB® installation in Malaysia, new additional business opportunities have materialized in the region that the Company is pursuing. Accordingly, in August of 2002, CCA entered into a reseller agreement with Com-line Systems Sdn Bhd, an information technology firm that is affiliated with Computer Sciences Corporation and based in Kuala Lumpur, Malaysia. Com-line is now marketing the Company's products in Malaysia and is prepared to provide installation and support services to end-users as well. The Company also installed CyberLAB® in a large reference laboratory in Jamaica during fiscal 2001 and is pursuing additional opportunities in the region.

        At present, the Company's direct field sales force consists of four salespersons that are managed by a vice president of sales. In addition, the Company's senior management and technical product consultants assist in sales activities.

        During fiscal 2002, the Company commenced new promotional activities targeting larger potential clients, with some success. The Company is building a significant database of accounts throughout the healthcare market place that is helping to position the Company's sales activities. In addition to direct marketing, the Company promotes its products by attending industry trade meetings at national and regional levels. Because of the opportunity to meet larger audiences at such meetings, the Company has increased the number of meetings it will attend in fiscal 2003. The Company has also formed joint marketing arrangements with other companies that have compatible products and services, which has increased sales penetration in the marketplace.

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

        The Company also publishes newsletters and articles, which are intended to expand communication with existing and potential clients. During fiscal 2002 and 2001, the Company invested in new Web site, collateral materials, including new product marketing literature, and a new exhibits campaign and intends to further invest in other marketing programs in fiscal 2003.

        During fiscal 2002, the Company also subscribed to an independent service known as KLAS Enterprises that publishes surveys of end users of healthcare information systems technology. Vendors such as CCA are ranked according to how their products and services are valued by their end users as well as how their business practices and policies measure up against other vendors. Responses are anonymous without disclosing the survey respondent's identity, which are then verified by KLAS, and results are statistically validated. From this data compilation KLAS publishes a top twenty report ranking the top twenty vendors according to individual product categories. As of the most recent rankings, CCA placed in the top five in each of the categories of laboratory, pharmacy and radiology vendors from a broad field. The KLAS service has become a very important evaluation tool for prospective buyers and a vendor such as CCA is assessed on the type of information that is available about it. In addition, as a measurement tool the Company is able to compare itself against other competitors and initiate programs to improve its products and services.

Competition

        The Company has several significant competitors in the Clinical Information Systems business, many of which are much larger companies that may offer a wider array of products in addition to competitive clinical applications. The Company is recognized as a top tier vendor of Clinical Information Systems according to the KLAS surveys and as such is one of the smallest concerns that has achieved the rank among its competitors. Management believes, however, that few competing CIS products offer the Company's hybrid multi-site capabilities, variety of data interfaces, add-on capability, and flexibility that allows the systems to be user definable, so that they can be employed in different types of settings. The multi-site and multi-disciplinary or hybrid nature of the Company's products are a strong selling point. The Company has also received very good references about its service organization and the ability to respond to clients needs on a timely and cost effective basis. Most of the Company's competitors have designed their products for the acute care hospital environment; therefore, they are not as flexible and are less suitable for other types of operations.

        The principal competitive factors in the Company's business are technological competence, diversity of product line, price and performance characteristics, product quality, capability and reliability, marketing and distribution networks, service and support, ability to attract and retain trained technical employees and business reputation. The Company believes that it has competitive advantages in many of these areas. CCA has also positioned itself to focus on a niche in the market that is not the focus of larger companies. CCA seeks to secure business from large multi-specialty clinics and rural hospitals. Such entities typically have diverse outpatient populations and operate in a number of locations that require special features designed in the Company's products that assist them in maximizing their operating potential.

Manufacturing and Suppliers

        The Company has utilized computers manufactured by several suppliers for its Clinical Information Systems in the past, and primarily uses computers manufactured by Compaq®, and to a lesser extent IBM®. Management believes that other computers, which can be used in the Company's systems, are readily available from several suppliers. As part of a strategy to limit the amount of hardware that the company vends, it has migrated to a "just in time" inventory program whereby it has relied on purchasing inventory when it has received an order from a customer rather than stocking inventory on a routine basis. The Company still maintains an inventory supply of certain items including spare parts and components for both its CIS product line and for its data acquisition product line. In addition, the Company maintains a long-term inventory pool of components and parts to service customer's hardware pursuant to its long term extended service agreements. The Company's data acquisition products are assembled by its employees and subcontractors from prefabricated subassemblies, which are built by independent electronics assembly companies. Management believes there are many competent subassembly companies within the immediate vicinity of the Company's business location. The Company obtains the components of its data acquisition products from a variety of suppliers and is not dependent on any one supplier for such components.

Warranties and Product Liability

        The Company warrants that its products conform to their respective functional specifications. The Company's data acquisition products and components are warranted against faulty materials and workmanship for 90 days. The Company also warrants its application software incorporated in its Laboratory, Radiology, and Pharmacy Information Systems for 90 days. However, such warranties are extended throughout the term of extended service agreements that clients may elect to enter into with the Company. Direct costs associated with the initial warranties have been insignificant. The computers that the Company currently sells as part of its Clinical Information Systems are subject to the warranties of their manufacturers. The manufacturers generally warrant their products against faulty material and workmanship for one to three years. The Company passes through the manufacturers warranties to the end users and in most cases contracts with the manufactures to provide onsite warranty services through the manufactures service network.

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

Copyrights, Patents and Trade Secrets

        The Company does not hold any patents protecting its proprietary technology. The Company has relied on design copyrights for its hardware, and has copyrighted the designs of its proprietary components and software. Patent or copyright protection may not be available for many of the Company's products. A portion of the Company's proprietary technology is in the form of software. The Company has relied primarily on copyright and trade secret protection of its software. Management believes that its business is more dependent upon marketing, service, and knowledge than on patent or copyright protection. The Company has registered trademarks for CyberLAB® CyberMED®, CyberRAD®, CyberPATH® CyberTERM®, CyberLINK® and CyberMATE®, and has applied to register its trademarks on its other trade names. The Company has retained special intellectual property counsel to advise management on the appropriate course to pursue with respect to these issues.

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

        The Company is informed that the FDA intends to require all Class I devices, which includes the Company's Clinical Information System products, to comply with its Quality System Requirements (QSRs). The Company is in the process of modifying its internal policies to comply with this directive. Management anticipates that the QSRs procedure will have an impact on its business to the extent that there will be lengthened development cycles of new software and additional costs incurred. However, all of its competitors are faced with the same requirements.

        To the Company's knowledge, the FDA from time to time reevaluates its rules relevant to computer products used in connection with medical devices and software used in clinical applications. No assurance can be given that the Company's current or new products developed will not be subject to the provisions of the Amendments and implementing rules. The Company has retained special counsel to advise it in such matters. The likelihood of such changes and their effect on the business of the Company cannot be ascertained. If the FDA were to determine that additional provisions should apply to all or some of the Company's products, it is uncertain whether compliance with such interpretation would have a material adverse effect on the Company.

        In general, the Company and its products are subject to direct governmental regulations applicable to manufacturers, including those regulations promulgated under the Occupational Safety and Health Act, and by the Environmental Protection Agency. The Company's customers, however, are subject to significant regulation by the Food and Drug Administration, the Centers for Medicare and Medicaid Services, the Health and Human Services Administration, the Centers for Disease Control, and by state and local governmental authorities. Such regulations require the Company to comply with certain requirements in order to sell its systems, and are a major focus of its development efforts in order to maintain the regulatory compliance of its products. In addition, the HIPAA regulations indirectly and directly are applicable to the Company and have been a focus of its new product development efforts during the last two fiscal years.

Backlog

        The Company's backlog at August 31, 2002 was approximately $800,000 for software, hardware and interface products, and $974,000 for deferred services, compared to approximately $535,000 for software, hardware and interface products, and $832,000 for deferred services, at August 31, 2001. The Company also has annually renewable extended service agreements under contracts aggregating approximately $4,000,000.

Employees

        At November 15, 2002, the Company employed 61 full-time and 1 part-time employees of whom 14 are involved in product development, 10 in sales and marketing, 2 in production, 29 in technical services, training, and support, and 7 in administration. The Company is not subject to any collective bargaining agreements. The Company considers its employee relations to be good.

Item 2.    Properties.

        The Company's headquarters are located in a leased facility in Calabasas, California. The facility was constructed in 1991 and comprises approximately 16,850 square feet with an effective base rental of approximately $17,700 per month, plus common area maintenance costs and property taxes. The lease was to expire in October 2002. During fiscal 2002 a new five year lease term was negotiated that began in November 2002 and ends in October 2007. The base rental in the first year is approximately $21,847 per month and there are minor cost of living adjustments in each of the next four years. All other provisions of the original lease substantially remained the same.

        The Calabasas facility is used as general offices and operations headquarters that includes warehousing, service and support, training, development, and assembly. The Company considers the facility to be adequate for its intended purposes. The Company carries adequate general liability insurance, as required by the respective leases, to cover any risks concerning the facility.

Item 3.    Legal Proceedings.

        There are no material active, pending, or threatened legal proceedings to which the Company is a party.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended August 31, 2002.

PART II

Item 5.    Market for Company's Common Equity and Related Stockholder Matters.

        The Company's common shares trade on the American Stock Exchange under the symbol CAP.

        The following table sets forth the high and low bid quotations for the Common Shares for the periods indicated.

	High	Low
Fiscal Year Ended August 31, 2001
1st Quarter, Ended November 30, 2000	1.25	.625
2nd Quarter, Ended February 28, 2001	.875	.25
3rd Quarter, Ended May 31, 2001	.62	.26
4th Quarter, Ended August 31, 2001	1.10	.30
Fiscal Year Ended August 31, 2002
1st Quarter, Ended November 30, 2001	1.05	.35
2nd Quarter, Ended February 28, 2002	1.18	.65
3rd Quarter, Ended May 31, 2002	1.75	.71
4th Quarter, Ended August 31, 2002	1.45	.93

        The number of shareholders of record of Common Shares of the Company as of November 15, 2002 was approximately 294. The Company also has over 1000 beneficial holders of record whose shares are held in street name.

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

        In the third quarter of fiscal 2001, an aggregate of 47,450 restricted common shares were issued to officers and employees of the Company at an average price of $.34 per share. The shares were issued at the closing price of the Company's common shares as traded on the American Stock Exchange on the date of purchase. In the first quarter of fiscal 2002, 10,000 restricted common shares were issued to an employee of the Company at an average price of $.35 per share. The shares were issued at the closing price of the Company's common shares as traded on the American Stock Exchange on the date of the purchase. The issuances of the common shares were exempt from registration under Section 4(2) of the Securities Act of 1933 as amended, as a transaction not involving any public offering.

        The Company issued a report on Form 8K on March 6, 2002 disclosing that it had received notice from the American Stock Exchange (AMEX) that it was under review because it was in non-compliance with one of the continued listing standards. On May 2, 2002 the Company received notice from the Amex Staff indicating that the Company was below one of the Exchange's continued listing standards due to incurring losses from continuing operations in three of its four most recent fiscal years and it's shareholder's equity was below $4,000,000 as set forth in Section 1003 (a) (ii) of the Amex Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the Exchange and on May 29, 2002 presented its plan to the Exchange. On June 11, 2002 the Exchange notified the Company that it accepted the Company's plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. The Company will be subject to periodic review by Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the American Stock Exchange. However the Company believes that it will comply with the standards before the end of the extension period of December 31, 2003, by continuing to generate operating profits.

Item 6.    Management's Discussion and Analysis of Results of Operations and Financial Condition.

        The following section of this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.

Introduction

        CCA generates revenues primarily from the sale of its Clinical Information Systems, which includes the licensure of proprietary application software, and the sale of servers upon which the application software operates. In connection with its sales of CIS products, the Company provides implementation services for the installation, integration, and training of end users' personnel. The Company generates sales of ancillary software and hardware, including its data acquisition products, to its CIS clients and to third parties. The Company also generates recurring revenues from the provision of comprehensive post implementation services to its CIS clients, pursuant to extended service agreements.

        Since its inception, the Company has provided enterprise systems consisting of its application software, servers, and other computer hardware components that it sells to end users. Beginning in the first fiscal quarter ended November 30, 1999, the Company began to develop an application service provider (ASP) activity in its wholly owned subsidiary Xymed.com. The Company intended to offer its proprietary application software to clients on a monthly subscription basis, as well as data center services and application software support. However as a result of market conditions, a lack of market acceptance for ASP services, and the difficulty in obtaining financing for such enterprises, the Company decided not to pursue the ASP program in fiscal 2001. The Company invested considerable resources in developing its ASP program. Xymed.com had no revenues, and incurred nominal expenses in fiscal 2002. During fiscal 2002 capital equipment primarily consisting of computers and related communication equipment were transferred to CCA to be used in its operations.

        Because of the nature of its business, CCA makes significant investments in research and development for new products and enhancements to existing products. In addition the Company has also committed resources to the development of the RIS/PACS integration with eMed Technologies. In the past, CCA has funded its research and development programs through cash flow primarily generated from operations. Management anticipates that future expenditures in research and development will either continue at current levels or may increase for the foreseeable future, and will be funded primarily out of the Company's cash flow.

        CCA's results of operation for the current fiscal year ended August 31, 2002 were marked by a substantial increase in sales of approximately 31.5% over the 2001 fiscal year and a return to profitability. Comparatively the Company experienced a decrease in revenues, and operating losses in its 2000 and 2001 fiscal years due to a number of factors. Such decreases in revenues and earnings were primarily attributable to an industry-wide post Year 2000 slowdown, the Balanced Budget Act, and uncertainties related to the Health Insurance Portability and Accountability Act (HIPAA). The Company experienced a turnaround in its results of operation as the industry wide slowdown subsided and it regained traction with new sales activities during the second half of its 2001 fiscal year. As a result of increased sales and marketing activities, the Company's pipeline of new CIS transactions has risen back to historical levels. Management believes the industry and the market for healthcare information technology products continues to recover despite current economic conditions. The market is now experiencing a new interest in clinical applications that is being fueled by the demand for new technology that addresses compliance issues as well as patient care and safety issues.

        In addition to the factors discussed above, the Company's fiscal 2001 sales and earnings were also affected by new accounting changes that were adopted at the beginning of the 2001 fiscal year. In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in the financial statements. SAB 101 had to be applied to financial statements no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company elected early adoption of SAB 101 for the first fiscal quarter beginning September 1, 2000. The impact of SAB 101 were timing issues related to the recognition of revenue from the sale of hardware and license of application software that moved the time of revenue recognition out approximately ninety to one hundred and eighty days.

        In order to address compliance issues necessitated by the HIPAA regulations, the Company is completing the development of enhancements to its products. Provisions of HIPAA are intended to ensure patient confidentiality and security for all health care related information. The requirements of HIPAA apply to any entity storing and/or transmitting patient identifiable information on electronic media. This affects virtually all health care organizations, from physicians and insurance companies to health care support organizations. Certain safeguards will be required to accurately insure the security of patient data including more robust audit trails and tiered/structured password security when accessing patient data. CCA is on schedule with its plans to provide its client base with application enhancements that will assist them in adhering to HIPAA regulations before the regulations go into effect. Management also believes that the application enhancements will require that many of its clients will need to upgrade their systems in order to effectively manage greater amounts of data, which will afford the Company opportunities to sell upgrades and provide professional services.

Results of Operations

        Sales for the fiscal year ending August 31, 2002 increased to $7,831,017, as compared to $5,953,014 for the fiscal year ending August 31, 2001, an overall increase of approximately $1,878,003 or 31.5%. When analyzed by product category, sales of Clinical Information Systems (CIS) increased by $1,555,419 or 101.4%, service revenues increased $436,706 or 11.9%, and other revenues increased $5,992 or 29.3% over the previous fiscal year. Such increases were partially offset by a decrease in sales of data acquisition products of $120,114 or 16.5%. The increase in sales of CIS products was primarily attributable to a greater number of CIS transactions due in part to the overall improvement in the healthcare information technology industry and CCA's success in its sales and marketing efforts. The increase in service revenues is attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts. As a result of the Company closing larger CIS transactions, the annual service costs associated with such transactions are proportionately greater. Service revenues are expected to continue to increase as and when the Company's installed base of CIS installations increases. The Company experienced an overall decrease in sales of data acquisition products, which was primarily attributable to a decrease in the volume of units sold to OEM customers. The decrease in OEM business is expected to continue, as fewer OEM customers remain active in the marketplace or are no longer reliant on CCA's data acquisition products. Management does not believe the OEM business is a material part of CCA's business today and will not be in the future as the Company's emphasis is being placed on its CIS products and related services.

        The Company continues to expand its sales and marketing activities, directing its focus towards larger clients and multi-product sales as well as selling new products into its installed client base. The Company has also initiated strategic joint marketing partnerships with other companies, which has improved the Company's market penetration and has initiated more marketing activities internationally. Although its "pipeline" of working CIS transactions continues to improve, management views the near term outlook for the continued sale of CIS products cautiously during the first half of the 2003 fiscal year. The Company's future operating results could continue to be subject to annual variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual periods, and the temporary delays in the closing of new CIS sales. In addition, the Company's revenues associated with CIS transactions may be delayed due to client related issues such as staff availability, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of CCA.

        Cost of sales overall increased by $271,489 or 8.2% for the 2002 fiscal year as compared to the previous fiscal year. The overall increase in cost of sales was primarily attributable to an increase in material costs of $274,322 or 82.2%, an increase in other cost of sales of $18,870 or 1.4%, and a decrease in other labor costs of $21,703 or 1.4%. The increase in material costs was attributable to the increase in sales of CIS products discussed above. The decrease in labor costs was attributable to a temporary reduction in personnel expense due to staff attrition. The increase in other costs of sales was attributable to increased expenses in travel, personnel recruitment, and training, all related to a greater number of CIS implementations during the current fiscal year. Cost of sales as a percentage of sales decreased to 46% for the 2002 fiscal year, as compared to 56% for the 2001 fiscal year. The overall percentage decrease in cost of sales, as a percentage of sales, was attributable to the overall increase in sales of CIS products and the increase in service related revenues. Management believes the gross profit margin of 54% attained in the current fiscal year will remain at that level in fiscal 2003, however the Company could experience quarterly variations in gross margin as a result of the factors discussed above.

        Selling, general, and administrative expenses increased by $348,736 or 14.6% for the current 2002 fiscal year as compared to the 2001 fiscal year. The increases in selling, general, and administrative expenses were primarily attributable to increases in salaries and bonus expense of approximately $150,000, sales commissions of approximately $90,000, amortization expense of $40,000, increased sales/

demo expense of approximately $30,000, as well as increased costs in travel, and other selling related expenses. As discussed previously, the Company increased its sales and marketing activities as the industry conditions stabilized which resulted in the improved results of operation for the current fiscal year. The Company plans to increase its expenditures attributable to sales and marketing in fiscal 2003. A CyberRAD® product manager was hired in October and additional expenditures in advertising, tradeshow expense, user symposium and other related marketing expenses are anticipated. Management also anticipates increases in insurance costs and in occupancy expenses as a result of a renegotiation of its facility lease.

        Research and development expenses increased by $9,252 or 1.2% during fiscal 2002, as compared to fiscal 2001. The increase is attributable to increases in salaries and other personnel related expenses. For its 2002 and 2001 fiscal years, the Company capitalized software costs of $452,887 and $424,022, respectively, which are generally amortized over the estimated useful life not to exceed five years. Such costs were attributable to enhancements and new modules for the Company's CIS products, new applications under development, and modifications associated with HIPAA compliance to all of CCA's products. Management anticipates its overall research and development activities will increase in fiscal 2003 due to planned personnel additions in product engineering, quality assurance and system communications support.

        Interest and other income was $7,254 for fiscal 2002 as compared to $21,630 for fiscal 2001.

        Interest and other expense was $10,235 for fiscal 2002 as compared to $9,894 for fiscal 2001 due to the level of borrowings on the Company's line of credit with its bank.

        As a result of the factors discussed above, the Company earned net income of $431,659 in fiscal 2002, compared to a net loss of $512,650 for fiscal 2001. The net loss in fiscal 2001 included approximately $348,000 in development expenses for Xymed.Com. The Company's basic and diluted earnings per share was $.13 for fiscal 2002 as compared to basic and diluted loss per share of $.16 in fiscal 2001.

        The Company is currently in a loss carry-forward position for federal income taxes, primarily due to the operating losses incurred prior to August 31, 2002. The federal net operating loss carry-forwards balance as of the August 31, 2002 was approximately $2,600,000, compared to $3,600,000 in the prior year. The net operating loss carry-forward is available to offset future taxable income through 2020. The Company also has investment and research and experimentation tax credit carry-forwards to offset future income tax payable of approximately $339,000 that expire at various dates through 2021.

        The major temporary tax differences that are expected to reverse next year are deferred revenue, allowance for doubtful accounts, accrued vacation, Section 263A Unicap inventory, and component inventory reserve. However, the Company expects new temporary differences to be established in these years, which will either reduce or exceed the reversing temporary differences.

        The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results, and the reversal of temporary tax differences. At August 31, 2002, the Company evaluated the net deferred tax asset, taking into consideration operating results, and determined that a valuation allowance of $167,500 should be maintained. The Company believes it is more likely than not that the net deferred tax asset of $945,291 will be realized.

Capital Resources and Liquidity

        The Company's primary need for capital has been to invest in software development, and in computers and related equipment for its internal use. The Company invested $452,887 and $424,022 during fiscal 2002 and 2001 in software development. These expenditures related to HIPAA related enhancements to all its products, and the new browser version of the Company's LIS product,

CyberLAB®, the release of its revised PIS, CyberMED®, its new RIS, CyberRAD®, and other product enhancements. The Company anticipates expending additional sums during fiscal 2003 on the remainder of the HIPAA related enhancements to all its products and the further development of the browser user interfaces. During fiscal 2002, the Company invested an aggregate of $80,719 in additions to fixed assets primarily consisting of computers and software, as compared to an investment of $114,261 in 2001.

        As of August 31, 2002, the Company's working capital amounted to $1,543,416 compared to $667,104 as of August 31, 2001. The Company's current ratio was 1.6 at August 31, 2002 compared to 1.3 in the prior year. At August 31, 2002 the Company's credit facilities with its bank consisted of a revolving line of credit of $500,000, of which there were no amounts outstanding. The bank credit agreement is through February 1, 2003 and contains certain loan covenants and financial ratio requirements. As of August 31, 2002, the Company was in compliance with all of the covenants and financial ratio requirements required by its bank.

        Cash flows from operating activities were $1,126,631 for the 2002 fiscal year, compared to $419,996 for the 2001 fiscal year. The increase in cash flow from operating activities was primarily attributable to the increase in net income from operations during fiscal 2002.

        Net cash used in investing activities totaled $533,606 for the 2002 fiscal year, compared to $538,283 used in investing activities during the 2001 fiscal year. The change was the result of a decrease in capital expenditures, which was partially offset by an increase in software capitalization costs compared to the prior fiscal year.

        Cash flows used in financing activities amounted to $226,223 during the 2002 fiscal year compared to $161,232 provided by financing activities in fiscal 2001. The change in fiscal 2002 resulted primarily from the payoff of all outstanding amounts under the revolving line of credit net of borrowings and exercise of stock options.

        The Company's primary source of working capital has been generated from earnings, and borrowings on its line of credit. The Company's results of operations for the current fiscal year ended August 31, 2002 produced operating cash flow of approximately $1,127,000, which was sufficient to fund its product development activities, and to invest in new marketing programs. As a result of increased cash flow during its current fiscal year, the Company was also able to repay the entire outstanding balance on its line of credit and accumulate a cash balance of over $1,000.000 at fiscal year end. Management believes that its sales pipeline is adequate to produce comparable operating cash flow in the 2003 fiscal year, and that it's projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for its 2003 fiscal year. However, an unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems. If such events were to occur the Company may have to seek alternative financing.

Contractual Obligations

        The following summarizes our contractual obligations at August 31, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$28,245	$28,245	$—	$—	$—
Operating leases	$1,377,757	$253,771	$545,859	$578,127	$—
Note payable (1)	$—	$—	$—	$—	$—

(1)
At August 31, 2002, the Company did not have an outstanding balance under the note payable.

Seasonality, Inflation and Industry Trends

        The Company's sales are generally lower in the summer and higher in the fall, winter and spring. Inflation has not had a material effect on the Company's business since the Company has been able to adjust the prices of its products and services in response to inflationary pressures. Management believes that most phases of the healthcare segment of the computer industry will continue to be highly competitive, and that potential healthcare reforms including those promulgated by HIPAA may have a long-term positive impact on its business. With respect to the compliance issues brought about by HIPAA, the Company has invested heavily in new application modules to assist its clients in meeting their regulatory goals. Management believes that the new modules will be key selling points and will provide a competitive advantage. In addition, management believes that the healthcare information technology industry will be marked with more significant technological advances, which will improve the quality of service and reduce costs. The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings, improving and expanding its services, and by constantly enhancing its software applications.

Critical Accounting Policies and Estimates

        Managements discussion and analysis of CCA's financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory

        Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known. At August 31, 2002 and 2001, the inventory reserve was $70,569 and $56,174.

Accounts Receivable

        Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The accounts receivable balance at August 31, 2002 was $2,089,274 net of allowance for doubtful accounts of $32,248.

Revenue Recognition

        Revenues are derived primarily from the sale of clinical information systems and the provision of services. The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services. The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements." SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements. The Company allocates revenue to each element in a multiple-element arrangement based on the element's respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract. The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.

        Post Implementation software and hardware maintenance services are marketed under monthly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided. Deferred revenue related to CIS sales, comprises deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.

Software Development Costs

        Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product not to exceed five years. For the years 2002 and 2001, the Company capitalized $452,887 and $424,596, respectively. For 2002 and 2001, the balance of capitalized software costs were $1,365,763 and $1,337,472 net of accumulated amortization of $1,200,993 and $999,331, respectively.

New Accounting Pronouncements

        SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Company does not expect the adoption of this pronouncement to have a material effect on the Company's financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the current requirement that gains and losses on debt extinguishments must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.

        In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2001. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No.146 also establishes that the liability be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.

Item 7.    Financial Statements.

        For a list of financial statements filed as part of this report, see index to Financial Statements and Financial Statement Schedules on page F-1.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        Not applicable.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Background information concerning each present Director, executive officer and each nominee for the office of Director of Company is as follows:

Name, Age	Office with Company; Background Information	Year First Elected Director
Bruce M. Miller, 56	Chairman of the Board and Chief Technology Officer since its inception in 1978.	1978
Steven M. Besbeck, 54	President, Chief Executive Officer of the Company since August 1983 and a Director of the Company since November 1980 and Chief Financial Officer. Director of International Remote Imaging Systems.	1980
James R. Helms, 58	Vice President/Operations since 1982 and Secretary.	1987
Lawrence S. Schmid, 61	President and Chief Executive Officer, Strategic Directions International, Inc., a management consulting firm specializing in technology companies.	1991
Robert S. Fogerson, Jr., 49	General Manager, of ViroMED Laboratories, Inc., a leading laboratory providing clinical testing services since 1998. Mr. Fogerson had previously served in various capacities at PharmChem Laboratories since 1975.	1992
Christopher S. Coleman, 34	Vice-President/Sales since March 2002. Director of sales from February 2000, and Regional Sales Manager previously since 1996.
Anahita Villafane, 32	Controller and Chief Accounting Officer since April 2000. Previously Ms. Villafane was an audit manager with BDO Seidman since 1996.

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

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended August 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.    Executive Compensation.

        Incorporated by reference from "Executive Compensation" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2003 Annual Meeting of the Company's Shareholders.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

        Incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2003 Annual Meeting of the Company's Shareholders.

Item 12.    Certain Relationships and Related Transactions.

        Incorporated by reference from "Certain Relationships and Related Transactions" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2003 Annual Meeting of the Company's Shareholders.

Item 13.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

2.1	(4)	Asset Purchase Agreement.
3.1	(1)	Restated Articles of Incorporation, as Amended.
3.2	(1)	By-Laws, as amended.
4.1	(1)	Specimen Share Certificate.
4.2	(2)	Specimen Warrant Certificate.
4.3	(2)	Form of Underwriter's Warrant.
4.8	(4)	Warrant Agreement and Warrant Certificate between CCA and Western States Pharmacy Consultants, Ltd.
4.9	(4)	Warrant Agreement and Warrant Certificate between CCA and James L.D. Roser.
4.10	(4)	Warrant Agreement and Warrant Certificate between CCA and The Roser Partnership.
4.11	(4)	Warrant Agreement and Warrant Certificate between CCA and Epigen, Inc.
4.12	(6)	Registration Rights Agreement.
10.1	(2)	Warrant Agreement.
10.2	(2)	The Company's product warranties.
10.5	(1)	14% Subordinated Convertible Debenture due December 21, 1987.
10.6	(1)	Form of 1983 Warrants.
10.7	(1)	Form of 1982 Warrant.
10.8	(2)	Original Equipment Manufacturer Contracts.
10.9	(2)	Michael Miller Consulting Agreement.
10.10	(2)	Boehringer Mannheim (Canada) Joint Marketing Agreement.
10.12	(3)	Lease for Premises at 26664 Agoura Road, Calabasas, California.
10.13	(3)	SAC Shareholders' Agreement.
10.14	(6)	Lease for Premises at 26115-A Mureau Road, Calabasas, California.

10.15	(6)	Mission Park Agreement.
99.1		Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Executive compensation plans and arrangements.

4.4	(1)	1982 Non-Qualified Stock Option Plan.
4.5	(2)	1982 Incentive Stock Option Plan, as amended.
4.6	(4)	1992 Incentive Stock Option Plan.
4.7	(5)	1992 Non-Qualified Stock Option Plan.
4.8	(7)	1997 Stock Option Plan
10.3	(2)	Bruce Miller Employment Agreement.
10.4	(2)	Steven Besbeck Employment Agreement.

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

(b)
Reports on Form 8-K
The Company filed a report on Form 8-K on March 6, 2002.

(7)
Previously filed as an exhibit to the Company's Proxy Statement and Notice of Annual Meeting of Shareholders dated March 24, 1997.

Item 14.    Disclosure Controls and Procedures

        (a)  Evaluation of Disclosure Controls and Procedures.    The Company's Chief Executive Officer and its Chief Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

        (b)  Changes in Internal Controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.
Dated: November 15, 2002	By:	/s/ STEVEN M. BESBECK Steven M. Besbeck, President, Chief Executive Officer, and Chief Financial Officer.

        In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRUCE M. MILLER Bruce M. Miller	Chairman of the Board and Chief Technology Officer	November 15, 2002
/s/ STEVEN M. BESBECK Steven M. Besbeck	President, Chief Executive Officer, Chief Financial Officer and Director	November 15, 2002
/s/ JAMES R. HELMS James R. Helms	Vice President, Operations, Secretary and Director	November 15, 2002
/s/ LAWRENCE S. SCHMID Lawrence S. Schmid	Director	November 15, 2002
/s/ ROBERT S. FOGERSON, JR. Robert S. Fogerson, Jr.	Director	November 15, 2002
/s/ ANAHITA VILLAFANE Anahita Villafane	Controller Chief Accounting Officer	November 15, 2002
/s/ CHRISTOPHER S. COLEMAN Christopher S. Coleman	Vice President, Sales	November 15, 2002

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
By
Principal Executive Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings

        I, Steven M. Besbeck, certify that:

  1.
  I have reviewed this annual report on Form 10KSB of Creative Computer Applications, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002

/s/ STEVEN M. BESBECK Steven M. Besbeck President, Chief Executive Officer, and Chief Financial Officer

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
By
Principal Financial Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings

        I, Anahita Villafane, certify that:

  1.
  I have reviewed this annual report on Form 10-KSB of Creative Computer Applications, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002

/s/ ANAHITA VILLAFANE Anahita Villafane Controller Chief Accounting Officer

CREATIVE COMPUTER APPLICATIONS, INC.

Consolidated Financial Statements

For the Years Ended August 31, 2002 and 2001

CREATIVE COMPUTER APPLICATIONS, INC.
INDEX

Page
Report of Independent Certified Public Accountants	F-2
Consolidated Financial Statements
Balance Sheets—August 31, 2002 and 2001	F-3
Statements of Operations—Years ended August 31, 2002, 2001 and 2000	F-4
Statements of Shareholders' Equity—Years ended August 31, 2002, 2001 and 2000	F-5
Statements of Cash Flows—Years ended August 31, 2002, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7—F-17

Report of Independent Certified Public Accountants

Board of Directors and Shareholders
Creative Computer Applications, Inc.

        We have audited the accompanying consolidated balance sheets of Creative Computer Applications, Inc. as of August 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Computer Applications, Inc. at August 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP
Los Angeles, California October 25, 2002

CREATIVE COMPUTER APPLICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,
	2002	2001
ASSETS (Notes 1 and 4)
CURRENT ASSETS:
Cash	$1,027,810	$661,008
Receivables, net (Notes 1 and 2)	2,089,274	1,209,872
Inventory (Note 1)	183,640	233,737
Prepaid expenses	183,251	142,219
Deferred tax asset (Note 7)	488,600	639,500

TOTAL CURRENT ASSETS	3,972,575	2,886,336
PROPERTY AND EQUIPMENT, net (Notes 1 and 3)	251,458	398,179
INVENTORY OF COMPONENT PARTS (Note 1)	245,889	306,496
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,200,993 and $999,331 (Note 1)	1,365,763	1,337,472
DEFERRED TAX ASSET (Note 7)	456,691	591,000
OTHER ASSETS	—	118,540

	$6,292,376	$5,638,023

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to bank (Note 4)	$—	$239,351
Accounts payable	224,418	216,087
Accrued liabilities:
Vacation pay	151,930	159,290
Accrued payroll	97,672	87,614
Other	396,712	188,176
Deferred service contract income (Note 1)	973,931	831,873
Deferred revenue on system sales (Note 1)	561,385	474,091
Capital lease obligation, current portion (Note 5)	23,111	22,750

TOTAL CURRENT LIABILITIES	2,429,159	2,219,232

CAPITAL LEASE OBLIGATION, net of current portion (Note 5)	—	23,111
COMMITMENTS (Note 5)
SHAREHOLDERS' EQUITY (Notes 6 and 8):
Common shares, no par value; 20,000,000 shares authorized; 3,266,400 and 3,221,025 shares issued and outstanding	6,144,042	6,108,164
Accumulated deficit	(2,280,825)	(2,712,484)

TOTAL SHAREHOLDERS' EQUITY	3,863,217	3,395,680

	$6,292,376	$5,638,023

See notes to consolidated financial statements.

CREATIVE COMPUTER APPLICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended August 31,
	2002	2001	2000
NET SYSTEM SALES AND SERVICE REVENUE (Note 1):
System sales	$3,723,551	$2,282,254	$4,059,714
Service revenue	4,107,466	3,670,760	3,164,684

TOTAL SYSTEM SALES AND SERVICE REVENUE	7,831,017	5,953,014	7,224,398
COST OF PRODUCTS AND SERVICES SOLD:
System sales	2,118,221	1,748,843	2,571,006
Service revenue	1,467,940	1,565,829	1,699,466

TOTAL COST OF PRODUCTS AND SERVICES SOLD	3,586,161	3,314,672	4,270,472

GROSS PROFIT	4,244,856	2,638,342	2,953,926
RESEARCH AND DEVELOPMENT EXPENSE	790,609	781,357	763,470
SELLING AND ADMINISTRATIVE EXPENSES	2,730,107	2,381,371	2,825,194

OPERATING INCOME (LOSS)	724,140	(524,386)	(634,738)
OTHER INCOME (EXPENSE):
Interest income	7,254	21,630	22,905
Interest and other expense	(10,235)	(9,894)	(7,146)

TOTAL OTHER INCOME (EXPENSE)	(2,981)	11,736	15,759

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	721,159	(512,650)	(618,979)
INCOME TAX EXPENSE (Note 7)	289,500	—	—

NET INCOME (LOSS)	$431,659	$(512,650)	$(618,979)

EARNINGS (LOSS) PER SHARE (Notes 1, 6 and 8):
Basic	$.13	$(.16)	$(.20)
Diluted	$.13	$(.16)	$(.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Note 8):
Basic	3,243,317	3,188,375	3,149,358
Diluted	3,310,286	3,188,375	3,149,358

See notes to consolidated financial statements.

CREATIVE COMPUTER APPLICATIONS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Shares	Common Shares Amount	Accumulated Deficit	Total Shareholders' Equity
BALANCE, September 1, 1999	3,106,925	$6,028,594	$(1,580,855)	$4,447,739
Exercise of stock options (Note 6)	63,250	57,825	—	57,825
Issuance of common shares (Note 6)	3,400	5,725	—	5,725
Net loss	—	—	(618,979)	(618,979)

BALANCE, August 31, 2000	3,173,575	6,092,144	(2,199,834)	3,892,310
Issuance of common shares (Note 6)	47,450	16,020	—	16,020
Net loss	—	—	(512,650)	(512,650)

BALANCE, August 31, 2001	3,221,025	6,108,164	(2,712,484)	3,395,680
Exercise of stock options (Note 6)	35,375	32,378	—	32,378
Issuance of common shares (Note 6)	10,000	3,500	—	3,500
Net income	—	—	431,659	431,659

BALANCE, August 31, 2002	3,266,400	$6,144,042	$(2,280,825)	$3,863,217

See notes to consolidated financial statements.

CREATIVE COMPUTER APPLICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash (Note 10)

	Years ended August 31,
	2002	2001	2000
OPERATING ACTIVITIES
Net income (loss)	$431,659	$(512,650)	$(618,979)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	332,185	340,325	319,205
Amortization of capitalized software costs	424,596	397,018	389,072
Provision for doubtful accounts	—	14,004	40,023
Deferred taxes	285,209	—	—
Increase (decrease) from changes in:
Receivables	(879,402)	6,308	1,625,740
Inventories	110,704	123,194	10,645
Prepaid expenses	(41,032)	(15,586)	26,043
Other assets	13,795	(6,195)	14,635
Accounts payable	8,331	4,951	(286,632)
Accrued liabilities	211,234	(1,438)	(169,581)
Deferred service contract income	142,058	(13,053)	172,528
Deferred revenue on system sales	87,294	83,118	(912,204)

Net cash provided by operating activities	1,126,631	419,996	610,495

INVESTING ACTIVITIES
Additions to property and equipment	(80,719)	(114,261)	(231,915)
Additions to capitalized software costs	(452,887)	(424,022)	(426,850)

Net cash used in investing activities	(533,606)	(538,283)	(658,765)

FINANCING ACTIVITIES
Borrowings on notes payable	300,000	200,000	—
Payments on notes payable	(539,351)	(100,649)	(47,488)
Additions to capital lease	—	68,251	—
Payments on capital lease obligations	(22,750)	(22,390)	—
Proceeds from issuance of stock	3,500	16,020	5,725
Exercise of stock options and warrants	32,378	—	57,825

Net cash provided by (used in) financing activities	(226,223)	161,232	16,062

NET INCREASE (DECREASE) IN CASH	366,802	42,945	(32,208)
CASH, beginning of year	661,008	618,063	650,271

CASH, end of year	$1,027,810	$661,008	$618,063

See notes to consolidated financial statements.

6

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business Activities

        Creative Computer Applications, Inc. (the "Company"), a California corporation, was formed in 1978. The Company develops, assembles, markets, installs and services computer-based Clinical Information Systems and products which automate the acquisition and management of clinical data for the healthcare industry. The Company sells its products and systems, including the implementation of such products and systems, primarily to hospitals, clinics, reference laboratories and other healthcare institutions. The Company also generates revenue through service contracts with customers to provide technical support and repair services for specified periods of time. The Company primarily markets its products and services in the United States, Canada, The Caribbean and South-east Asia.

        The accompanying consolidated financial statements include the accounts of Creative Computer Applications, Inc. and its wholly-owned subsidiary, Xymed.com, which was formed in September 1999. The Company provides an application service provider and data outsourcing services through Xymed.com. During the year ended August 31, 2002 the operations of Xymed.com were immaterial. All material intercompany transactions have been eliminated.

  Cash and Cash Equivalents

        The Company considers all liquid assets with an initial maturity of three months or less to be cash equivalents.

  Receivables and Concentration of Credit Risk

        Receivables potentially expose the Company to concentrations of credit risk. The Company provides credit to a large number of hospitals, clinics, reference laboratories and other healthcare institutions in various geographical areas. The Company performs ongoing credit evaluations and maintains a general security interest in the item sold until full payment is received.

        The Company maintains the majority of its cash and cash equivalents in a number of commercial bank accounts. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 each. At August 31, 2002, the Company had approximately $128,156 at a bank which was in excess of the FDIC insurance limit.

  Inventories

        Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.

        The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets. Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage. Allowances are made for quantities on hand in excess of estimated future usage. At August 31, 2002 and 2001 the inventory allowance was $70,569 and $56,174.

  Property and Equipment

        Property, equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation of machinery and equipment, furniture and fixtures, and data processing equipment is computed for financial reporting purposes using the straight-line method over the estimated useful life of the related asset, ranging from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the lease term. Accelerated depreciation methods are used for income tax reporting purposes. The Company periodically reviews such assets for possible impairments and expected losses, if any, are recorded currently.

  Capitalized Software Costs

        Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the product's total estimated revenues method, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company reviews capitalized software costs for impairment on an annual basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded.

        During the years ended August 31, 2002, 2001 and 2000, the Company capitalized $452,887, $424,022 and $426,850 of software development costs. Amortization expense of capitalized software development costs, included in cost of sales, for the years ended August 31, 2002, 2001and 2000 amounted to $424,596, $397,018 and $389,072.

  Revenue Recognition

          System Sales

        In accordance with Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2"), the Company recognizes revenue on sales of Clinical Information Systems and data acquisition products when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and the system is functional, (iii) the vendor's fee is fixed or determinable and (iv) collectability is probable. Also in accordance with SOP 97-2, the Company allocates the fee of a multiple element contract to the various elements based on vendor-specific objective evidence of fair value. Revenue allocated to a specific element is recognized when the basic revenue recognition criteria above is met for that element. If sufficient vendor-specific objective evidence for all elements does not exist to allocate revenue to the elements, all revenue from the arrangement generally is deferred until such evidence does exist or until all elements have been delivered. Revenues related to installation of systems requiring substantial future performance by the Company are recognized using the percentage-of-completion method based on meeting key milestone events over the terms of the contract. Implementation revenue, consisting primarily of installation and training, is recognized as revenue as the services are performed.

        As a result of the above provisions, the Company recorded deferred revenue on system sales of $561,385 and $474,091 at August 31, 2002 and 2001.

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

  Earnings Per Share

        The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which requires presentation of Basic and Diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive (see Note 8).

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

  Accounting Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  New Accounting Pronouncements

        SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Company does not expect the adoption of this pronouncement to have a material effect on the Company's financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.

        In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2001. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.

NOTE 2—RECEIVABLES

        Receivables are summarized as follows:

	August 31,
	2002	2001
Trade accounts	$2,121,522	$1,287,372
Allowance for doubtful accounts	(32,248)	(77,500)

	$2,089,274	$1,209,872

NOTE 3—PROPERTY AND EQUIPMENT

        Property and equipment are summarized as follows:

	August 31,
	2002	2001
Machinery and equipment	$336,915	$353,037
Furniture and fixtures	330,445	338,338
Data processing equipment	1,126,104	1,390,066
Leasehold improvements	64,338	66,938

	1,857,802	2,148,379
Accumulated depreciation and amortization	(1,606,344)	(1,750,200)

	$251,458	$398,179

        At August 31, 2002 and 2001, the Company had various computer equipment under capital lease agreements in the amount of $68,251 with related accumulated amortization thereon of $45,140 and $24,770, respectively.

        During the year ended August 31, 2002, the Company wrote-off fully amortized assets of $371,296.

        Depreciation and amortization expense for property and equipment for the years ended August 31, 2002, 2001 and 2000 was $227,441, $274,533 and $254,576.

NOTE 4—NOTES PAYABLE TO BANK

        Notes payable to bank was classified as current and was summarized as follows:

	August 31,
	2002	2001
Line of credit of $500,000 with a bank with interest at the bank's prime rate plus 1% (5.75% at August 31, 2002) and maturing on February 1, 2003, and collateralized by substantially all of the Company's assets	$—	$239,351

        The outstanding note payable balance at August 31, 2002 is currently available and is covered by a note agreement that requires the Company to meet certain covenants, including various financial ratios. At August 31, 2002, the Company does not have an outstanding balance under the note payable. The Company is in compliance with all covenants at August 31, 2002.

NOTE 5—COMMITMENTS

  Operating Leases

        The Company leases office and warehouse space in Calabasas, California under a non-cancelable operating lease expiring in fiscal 2007.

  Capital Lease

        The Company entered into a lease agreement which is classified as a capital lease and expires on October 1, 2003. Computer equipment leases have purchase options at the end of the original lease term.

        Future minimum lease payments, by year and in the aggregate, under capital and the facility leases with initial or remaining terms of one year or more are as follows:

Fiscal year ending August 31,	Capital Leases	Operating Leases
2003	$28,245	$253,771
2004	—	268,896
2005	—	276,963
2006	—	285,030
2007	—	293,097

Total minimum lease payments	28,245	$1,377,757

Less amount representing interest	(5,134)

Present value of net minimum lease payment	23,111
Less current portion	(23,111)

Total minimum lease payments	$—

        Rent expense for the years ended August 31, 2002, 2001 and 2000 was approximately $220,000, $231,000 and $230,000.

NOTE 6—SHAREHOLDERS' EQUITY

Stock Option Plan and Warrants

        During 1997, the Company adopted the 1997 Non-Qualified and Incentive Stock Option Plan upon termination of the 1992 Plan. Under the 1997 Non-Qualified Stock Option Plan, the Company may grant a maximum of 300,000 common shares (officers and directors may acquire no more than 150,000 common shares) and no options may be granted at a price less than 85 percent of the fair market value of the common shares on the date of grant. Under the 1997 Incentive Stock Option Plan, the Company may grant a maximum of 500,000 common shares (officers and directors may acquire no more than 250,000 common shares). In addition, under the 1997 Incentive Stock Option Plan, options can not be granted at a price less than 100 percent of the fair market value of the common shares on the date of grant for officers, directors and employees who own less than 10 percent of the Company's common shares and not less than 110 percent of fair market value for those officers, directors, and employees who own 10 percent or more of the Company's common shares. Under the 1997 Plans, options granted to optionees owning less than 10 percent of the Company's outstanding voting securities may exercise their options within ten years from the date of grant. Options granted to optionees owning 10 percent or more of the Company's outstanding voting securities have an exercise term of no more than five years from the date of grant. No options under either plan can be exercised if the optionee had been previously granted an option that had not been exercised or had not expired. No options can be exercised during the first year of the option term. At August 31, 2002, the 1997 plans have 357,500 options outstanding and 162,500 options exercisable. These plans expire in 2007.

        The Company has also granted special options approved by the Board of Directors to officers and directors and financial consultants. The options were granted at the fair market value at the date of grant and are exercisable over periods ranging from two to five years after which they expire. 300,000 shares of the special grants outstanding and exercisable and are included in the non-qualified plan shares at August 31, 2002.

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

        Option and warranty activity through August 31, 2002 is summarized below:

	Non-Qualified Plans		Incentive Plans		Warrants
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
September 1, 1999	497,255	$0.97	170,315	$0.91	125,000	$1.50
Options granted at $1.00	40,000	$1.00	195,000	$1.00	—	—
Options canceled at $.90	—	—	(23,750)	$0.90	—	—
Options expired at $.90	(49,755)	$0.90	(3,000)	$0.90	—	—
Options exercised range from $.90 to $.99	(17,500)	$0.93	(45,750)	$0.91	—	—

Options and warrants outstanding at August 31, 2000	470,000	$0.91	292,815	$0.97	125,000	$1.50
Options canceled range from $.90 to $1.00	—	—	(36,000)	$0.98	—	—
Options expired range from $.90 to $0.99	(20,000)	$0.92	(34,815)	$0.90	—	—

Options and warrants outstanding at August 31, 2001	450,000	$0.91	222,000	$1.00	125,000	$1.50
Options granted range from $.72 to $1.00	20,000	$0.72	80,000	$0.84	—	—
Options canceled range from $.90 to $1.00	—	—	(10,000)	$1.00	—	—
Options expired range from $.90 to $0.99	(49,000)	$0.92	(20,125)	$0.92	—	—
Options exercised range from $.90 to $.99	(26,000)	$0.93	(9,375)	$0.90	—	—

Options and warrants outstanding at August 31, 2002	395,000	$0.90	262,500	$1.00	125,000	$1.50

Options and warrants exercisable at August 31, 2002	355,000	$0.91	107,500	$1.00	125,000	$1.50

Options available for grant at August 31, 2002	205,000		237,500

        Information relating to stock options and warrants, at August 31, 2002 summarized by exercise price are as follows:

	Outstanding			Exercisable
		Weighted Average		Weighted Average
Exercise Price Per Share	Shares	Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$0.72	30,000	55.0	$0.72	—	$0.72
$0.79	20,000	55.0	$0.79	—	$0.79
$0.90	22,500	5.8	$0.90	22,500	$0.90
$0.99	10,000	6.0	$0.99	10,000	$0.99
$1.00	140,000	38.4	$1.00	55,000	$1.00
$1.10	40,000	35.0	$1.10	20,000	$1.10

	262,500	31.2	$1.00	107,500	$1.00

Non-Qualified Stock Option Plan:
$0.72	20,000	16.0	$0.72	—	$0.72
$0.90	335,000	14.9	$0.90	335,000	$0.90
$1.00	40,000	35.0	$1.00	20,000	$1.00

	395,000	17.0	$0.90	355,000	$0.91

Warrants:
$1.50	125,000	9.0	$1.50	125,000	$1.50

        All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method whereby stock-based compensation is determined based on the fair value of the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years ended August 31, 2002, 2001 and 2000 would have been increased or decreased to the pro forma amounts presented below.

	August 31,
	2002	2001	2000
Net income (loss), as reported	$431,659	$(512,650)	$(618,979)
Net income (loss), pro forma	367,289	(544,572)	(625,327)
Basic net earnings (loss) per share, as reported	.13	(0.16)	(0.20)
Basic net earnings (loss) per share, pro forma	.11	(0.16)	(0.20)
Diluted net earnings (loss) per share, as reported	.13	(0.16)	(0.20)
Diluted net earnings (loss) per share, pro forma	.11	(0.17)	(0.20)

        The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for grants in 2002, 2001 and 2000; expected life of options, 5 years for all years for all years; expected volatility ranging from 67% to 126%; and risk-free interest rate ranging 3.8% to 6.1%. The weighted average fair value on the date of grants for options granted during 2002, 2001 and 2000 was $0.64, $0.33, and $0.31 per option.

Stock Issuances

        During the year ended August 31, 2002, 2001 and 2000, the Company issued common shares of 10,000, 47,450 and 3,400 of cash amounting to $3,500, $16,020, and $5,725

NOTE 7—INCOME TAX PROVISION (BENEFIT)

        The provision (benefit) for income taxes consist of the following:

	August 31,
	2002	2001	2000
Current taxes:
Federal	$—	$—	$—
State	5,891	—	2,300
Deferred
State	98,932	—	(2,300)
Federal	273,877	(21,400)	(235,300)

	378,700	(21,400)	(235,300)
Change in valuation allowance	(89,200)	21,400	235,300

Income tax provision (benefit)	$289,500	$—	$—

        Income tax provision (benefit) differs from the amount obtained by applying the statutory federal income tax rate to income before income tax expense as follows:

	August 31,
	2002	2001	2000
Computed provision (benefit) for taxes based on income at statutory rate	34.0%	(34.0)%	(34.0)%
State taxes, net of benefit of state net operating loss carryforward	14.5	0.5	0.4
Change in valuation allowance	(12.4)	4.2	38.0
Permanent differences and other	4.0	29.3	(4.4)

	40.1%	—%	—%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of August 31, 2002 and 2001 are as follows:

	August 31,
	2002	2001
Deferred tax assets:
Allowance for doubtful accounts	$12,900	$31,000
Inventory uniform capitalization and reserve	28,200	35,500
Accrued vacation	60,800	63,700
Deferred revenue	203,800	241,400
Depreciation and amortization	113,200	38,800
Net operating loss carryforwards	897,200	1,258,000
Tax credits	346,900	357,300

Gross deferred tax assets	1,663,000	2,025,700
Deferred tax liability:
Capitalized software costs	(546,300)	(535,000)
Other	(3,900)	(3,500)

Gross deferred tax liability	(550,200)	(538,500)
Valuation allowance	(167,500)	(256,700)

Net deferred tax assets	$945,300	$1,230,500

        At August 31, 2002, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $0 and $2,595,000, respectively, that expire at various dates through 2020 and general business tax credit carryforwards available to offset future state and federal income tax payable of approximately $160,000 and $339,000, respectively, that expire at various dates through 2021. The Company also has alternative minimum tax ("AMT") net operating loss carryforwards of approximately $2,625,000 to offset future AMT taxable income, that expires through various dates through 2022. The Tax Reform Act of 1986 contains provisions which limit the amount of tax credits that can be utilized in any one year in subsequent years.

        The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. At August 31, 2002, the Company evaluated the net deferred tax asset taking into consideration operating results, and determined that a valuation allowance of $167,500 should be established. The Company believes it is more likely than not that the net deferred tax asset of $945,291 will be realized.

NOTE 8—EARNINGS (LOSS) PER SHARE

	August 31,
	2002	2001	2000
Basic weighted average shares outstanding	3,243,317	3,188,375	3,149,358
Diluted effect of stock options and warrants	66,969	—	—

Diluted weighted average shares outstanding	3,310,286	3,188,375	3,149,358

        At August 31, 2002, 2001 and 2000, options and warrants to purchase 125,000, 797,000 and 887,815 shares, respectively, were outstanding and could affect future periods, but were not included in the computation of diluted earnings (loss) per common share because the effect would be antidilutive.

NOTE 9—SEGMENT INFORMATION AND MAJOR CUSTOMERS

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

        For the year ended August 31, 2002, the Company operated as one segment, as the Company is currently not pursuing the ASP Segment during 2002.

August 31, 2001	CIS	ASP	Combined
Net sales to unaffiliated customers	$5,953,014	$—	$5,953,014
Operating loss	(176,073)	(348,313)	(524,386)
Identifiable assets	5,464,883	68,396	5,533,279
Depreciation and amortization	302,987	37,338	340,325
Interest expense	19,910	—	19,910
August 31, 2000	CIS	ASP	Combined
Net sales to unaffiliated customers	$7,224,398	$—	$7,224,398
Operating loss	(227,326)	(407,412)	(634,738)
Identifiable assets	5,649,766	95,561	5,745,327
Depreciation and amortization	305,248	13,957	319,205
Interest expense	12,753	—	12,753

        The Company had no customers that accounted for more than 10% of the Company's sales during the years ended August 31, 2001, 2000 and 1999.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental cash flow information is as follows:

  (a)
  Cash paid:

	2002	2001	2000
Interest	$15,471	$19,478	$13,757
Income taxes	$6,182	$4,578	$5,278

QuickLinks

PART I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Company's Common Equity and Related Stockholder Matters.
Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition.
Item 7. Financial Statements.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
Item 10. Executive Compensation.
Item 11. Security Ownership of Certain Beneficial Owners and Management.
Item 12. Certain Relationships and Related Transactions.
Item 13. Exhibits and Reports on Form 8-K.
Item 14. Disclosure Controls and Procedures