Form 10QSB
period 2002-11-30
CREATIVE COMPUTER APPLICATIONS INC
filed 2003-01-14
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002.

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

(818) 880-6700
Issuer’s telephone number:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,268,900 common shares as of December 31, 2002.

Transitional Small Business Disclosure Format (check one):

Yes ☐                                No ☒

FORM 10-QSB

I N D E X

PART 1 - FINANCIAL INFORMATION

Item 1

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2002	August 31, * 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,115,753	$1,027,810
Receivables, net	1,834,672	2,089,274
Inventories	185,419	183,640
Prepaid expenses and other assets	182,500	183,251
Deferred tax asset	470,532	488,600

TOTAL CURRENT ASSETS	3,788,876	3,972,575

PROPERTY AND EQUIPMENT, net	230,537	251,458
INVENTORY OF COMPONENT PARTS	230,889	245,889
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,306,002 and $1,200,993	1,374,754	1,365,763
DEFERRED TAX ASSET	440,013	456,691

	$6,065,069	$6,292,376

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to bank (Note 4)	$—	$—
Accounts payable	297,155	224,418
Accrued liabilities:
Vacation Pay	166,168	151,930
Accrued Payroll	27,482	97,672
Other	252,707	396,712
Deferred service contract income	957,238	973,931
Deferred revenue	433,446	561,385
Capital lease obligation, current portion (Note 5)	17,423	23,111

TOTAL CURRENT LIABILITIES	2,151,619	2,429,159

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,268,900 and 3,266,400 shares outstanding	6,146,292	6,144,042
Accumulated deficit	(2,232,842)	(2,280,825)

TOTAL SHAREHOLDERS’ EQUITY	3,913,450	3,863,217

	$6,065,069	$6,292,376

See Notes to Condensed Consolidated Financial Statements.

* As presented in the audited consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

	Three Months Ended November 30,
	2002	2001
	(unaudited)

NET SYSTEM SALES AND SERVICE REVENUE (Note 3)
System sales	$802,469	$772,546
Service revenue	1,079,692	954,769
	1,882,161	1,727,315

COST OF PRODUCTS AND SERVICES SOLD
System sales	579,177	470,005
Service revenue	356,683	366,557
	935,860	836,562

Gross profit	946,301	890,753

OPERATING EXPENSES:
Selling, general and administrative	651,440	653,852

Research and development	213,510	184,847

	864,950	838,699

Operating income	81,351	52,054

INTEREST AND OTHER INCOME	3,725	4,140

INTEREST EXPENSE	(2,347)	(4,510)

Income before taxes on income	82,729	51,684

INCOME TAX PROVISION	34,746	21,707

NET INCOME	$47,983	$29,977

EARNINGS PER SHARE (Note 2):
Basic	$.02	$.01
Diluted	$.01	$.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	3,266,400	3,224,358
Diluted	3,382,486	3,224,358

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Three Months Ended November 30,
	2002	2001
	(unaudited)

OPERATING ACTIVITIES:
Net income	$47,983	$29,977
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	146,910	181,211
Deferred taxes	34,746	21,707

Changes in operating assets and liabilities:
Receivables	254,602	(314,987)
Inventories	13,221	687
Prepaid expenses and other assets	751	36,565
Accounts payable	72,737	57,507
Accrued liabilities and deferred revenues	(344,589)	(72,030)

Net cash provided by (used in) operating activities	226,361	(59,363)

INVESTING ACTIVITIES
Purchases of property and equipment	(20,980)	(21,650)
Capitalized software costs	(114,000)	(113,280)

Net cash used in investing activities	(134,980)	(134,930)

FINANCING ACTIVITIES:
Borrowings on notes payable	—	100,000
Payments on notes payable	—	(80,000)
Payments on capital lease obligations	(5,688)	(5,687)
Proceeds from issuance of stock and exercises of stock options	2,250	3,500

Net cash provided by (used in) financing activities	(3,438)	17,813

NET INCREASE (DECREASE) IN CASH	87,943	(176,480)

Cash, beginning of period	1,027,810	661,008

Cash, end of period	$1,115,753	$484,528

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                             In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of November 30, 2002 the results of its operations for the three months ended November 30, 2002 and 2001, and cash flows for the three months ended November 30, 2002 and 2001.  These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2002.

The results of operations for the three months ended November 30, 2002 are not necessarily indicative of the results expected for any other period or for the entire year.

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

Earnings per share has been computed as follows:

Three Months Ended November 30, 2002

NET INCOME	47,983
Basic weighted average number of common shares outstanding	3,266,400
Diluted effect of stock options	116,086
Diluted weighted average number of common shares outstanding	3,382,486
Basic earnings per share	$.02
Diluted earnings per share	$.01

Warrants to purchase 125,000 shares of common stock at $1.50 per share were not included in the computation of diluted earning per share because the exercise price exceeded average market price and would have been anti-dilutive.

Note 3.                             The Company accounts for its software revenue recognition in accordance with Statement of Position 97-2, “Software Revenue Recognition”, (“SOP 97-2”).   SOP 97-2 requires companies to recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed and determinable, and (iv) collectability is probable.  The SOP also requires companies to allocate the fee on a multiple element contract between the various elements based on vendor-specific objective evidence of fair value.  The Company’s policies are in accordance with Staff Accounting Bulletin 101, “Revenue Recognition”, (“SAB 101”). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB 101 expands on the issues not explicitly covered in the SOP.

Note 4.                             The Company’s line of credit with its bank on provides for $500,000 on a revolving basis through February 1, 2003, and contains certain loan covenants and financial ratio requirements.  On November 30, 2002, there were no amounts outstanding under the line of credit The Company was in compliance with all of the covenants and financial ratios required by its bank as of November 30, 2002.

Note 5.                             New Accounting Pronouncements- SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001.  SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.  The Company does not expect the adoption of this pronouncement to have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the current requirement that gains and losses on debt extinguishments must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting would be effective for transactions occurring after May 15, 2002. The Company has adopted this standard and it did not have an effect on the Company’s consolidated financial statements.

In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2001.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan.  SFAS No.146 also establishes that the liability be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.  The Company has adopted this standard and it did not have an effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company will implement the disclosure provisions in the quarter ending May 31, 2003.

Item 2                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section of this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.

Introduction

CCA generates revenues primarily from the sale of its Clinical Information Systems, which includes the licensure of proprietary application software, and the sale of servers upon which the application software operates.  In connection with its sales of CIS products, the Company provides implementation services for the installation, integration, and training of end users’ personnel.  The Company generates sales of ancillary software and hardware, including its data acquisition products, to its CIS clients and to third parties.  The Company also generates recurring revenues from the provision of comprehensive post implementation services to its CIS clients, pursuant to extended service agreements.

Because of the nature of its business, CCA makes significant investments in research and development for new products and enhancements to existing products.  In the past, CCA has funded its research and development programs through cash flow primarily generated from operations.  Management anticipates that future expenditures in research and development will either continue at current levels or may increase for the foreseeable future, and will be funded primarily out of the Company’s cash flow.

CCA’s results of operation for the current fiscal quarter ended November 30, 2002 were slightly improved over the comparable quarter in 2001 continuing a trend of increased sales and earnings since the Company began a turnaround in the third fiscal quarter of its 2001 fiscal year.  The Company had experienced decreases in sales and operating losses in its 2000 and 2001 fiscal years due to a number of factors.  Such decreases in revenues and earnings were primarily attributable to an industry-wide post Year 2000 slowdown, the Balanced Budget Act, and uncertainties related to the Health Insurance Portability and Accountability Act (HIPAA).  As a result of increased sales and marketing activities, the Company’s pipeline of new CIS transactions has risen back to historical levels.  Management believes the industry and the market for healthcare information technology products continues to recover despite current economic conditions.  The market is now experiencing a new interest in clinical applications that is being fueled by the demand for new technology that addresses compliance issues as well as patient care and safety issues.

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

Results of Operations

Sales for the first fiscal quarter ending November 30, 2002 increased to $1,882,161, as compared to $1,727,315 for the comparable quarter ended November 30, 2001, an overall increase of approximately $154,846 or 9%.  When analyzed by product category, sales of Clinical Information Systems (CIS) increased by $87,865 or 13.5% and service revenues increased $124,923 or 13.1% over the same quarter of fiscal 2002.  Such increases were partially offset by a decrease in sales of data acquisition products of $55,944 or 49.4% and a slight decrease of $1,998 or 24.1% in other revenues.  The increase in sales of CIS products was primarily attributable to a greater number of CIS related transactions due in part to upgrades to insure client’s readiness for HIPAA compliance.  The Company had fewer new CIS sales in the current quarter as a result of delays in closing contracts.  The increase in service revenues is attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS installations increases.  The Company experienced an overall decrease in sales of data acquisition products, which was primarily attributable to a decrease in the volume of units sold to OEM customers and a technological shift to software based clinical instrument interfaces.  The decrease in OEM business is expected to continue, as fewer OEM customers remain active in the marketplace or are no longer reliant on CCA’s data acquisition products.  Management does not believe the OEM business is a material part of CCA’s business today and will not be in the future as the Company’s emphasis is being placed on its CIS products and related services.

The Company continues to expand its sales and marketing activities, directing its focus towards larger clients and multi-product sales as well as selling new products into its installed client base.  The Company has also initiated strategic joint marketing partnerships with other companies, which has improved the Company’s market penetration and has initiated more marketing activities internationally.  Although its “pipeline” of working CIS transactions continues to improve, management views the near term outlook for the continued sale of CIS products cautiously during the first half of the 2003 fiscal year.  The Company’s future operating results could continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter, and the temporary delays in the closing of new CIS sales.  In addition, the Company’s revenues associated with CIS transactions may be delayed due to client related issues such as staff availability, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of CCA.

Cost of sales for the first quarter of fiscal 2003 increased by $99,298 or 11.9% as compared to the same quarter of fiscal 2002.  The overall increase in cost of sales was primarily attributable to increases in labor costs of $27,392 or 7.3%, and in material costs of $85,461 or 81.3%.  Such increases were partially offset by a decrease in other costs of $13,555 or 3.8%.  The increase in material costs was attributable to sales that were more weighted to upgrades having a higher proportion of hardware components and lower gross margins.  The increase in labor costs was attributable to additions in personnel expenses due to new hires for the Company’s support operations.  The decrease in other costs of sales was attributable to decreased expenses in travel and training.  Cost of sales as a percentage of sales was 50% as compared to 48% for the comparable 2002 fiscal quarter.

Selling, general, and administrative expenses decreased slightly by $2,412 or 0.37% for the current 2003 fiscal quarter as compared to the same quarter of fiscal 2002.  The decrease in selling, general, and administrative expenses was insignificant as there were no material changes in the overall expense levels for the comparable periods.  However, the Company plans to increase its expenditures attributable to sales and marketing in fiscal 2003.  A CyberRAD® product manager was hired in October 2002 and additional expenditures in advertising, tradeshow expense, and other related marketing expenses are anticipated.  Management also anticipates increases in insurance costs and in occupancy expenses as a result of a renegotiation of its facility lease, which began in November 2002.

Research and development expenses increased by $28,663 or 15.5% during the current fiscal quarter of 2003 as compared to the same quarter of fiscal 2002.  The increase is attributable to increases in salaries and other personnel related expenses.  For the comparable first quarters of 2003 and 2002, the Company capitalized software costs of $114,000 and $113,280, respectively, which are generally amortized over the estimated useful life not to exceed five years.  Such costs were attributable to enhancements and new modules for the Company’s CIS products, new applications under development, and modifications associated with HIPAA compliance to all of CCA’s products.  Management anticipates its overall research and development activities will increase in fiscal 2003 due to planned personnel additions in product engineering, quality assurance and system communications support.

Interest and other income was $3,725 for the current fiscal quarter of 2003 as compared to $4,140 for comparable quarter of fiscal 2002.

Interest and other expense was $2,347 for the current fiscal quarter of 2003 as compared to $4,510 for the comparable quarter of fiscal 2002 due to the level of borrowings.

As a result of the factors discussed above, the Company earned net income of $47,983 for the current fiscal quarter of 2003, compared to a net income of $29,977 for the same quarter in fiscal 2002.  The Company’s basic and diluted earnings per share was $.02 and $.01 respectively for the current fiscal quarter of 2003 as compared to basic and diluted net income per share of $.01 for the comparable quarter in 2001.

Capital Resources and Liquidity

The Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $ 114,000 and $113,280 during the first fiscal quarters of

2003 and 2002 in software development.  These expenditures related to HIPAA related enhancements to all its products, and the new browser version of the Company’s LIS product, CyberLAB®, the release of its revised PIS, CyberMED®, its new RIS, CyberRAD®, and other product enhancements.  The Company anticipates expending additional sums during fiscal 2003 on the remainder of the HIPAA related enhancements to all its products and the further development of the browser user interfaces.  During the current fiscal quarter of 2003, the Company invested an aggregate of $ 20,980 in additions to fixed assets primarily consisting of computers and software, as compared to an investment of $21,650 in the comparable quarter of 2002.

As of November 30, 2002, the Company’s working capital amounted to $1,637,257 compared to $1,543,416 as of August 31, 2002.  The Company’s current ratio was 1.8 at November 30, 2002 compared to 1.6 at August 31, 2002.  At November 30, 2002 the Company’s credit facilities with its bank consisted of a revolving line of credit of $500,000, of which there were no amounts outstanding.  The bank credit agreement is through February 1, 2003 and contains certain loan covenants and financial ratio requirements.  As of November 30, 2002, the Company was in compliance with all of the covenants and financial ratio requirements required by its bank.

Cash flows from operating activities were $226,361 for the first fiscal quarter of 2003 compared to cash used of $59,363 for the comparable quarter of fiscal 2002.  The increase in cash flow from operating activities was primarily attributable to the increase in net income from operations and a net change in receivables during the current fiscal quarter of 2003.

Net cash used in investing activities totaled $134,980 for the current quarter of fiscal 2003, compared to $134,930 used in investing activities during the comparable quarter of 2002.

Cash flows used in financing activities amounted to $3,438 during the first fiscal quarter of 2003 compared to $17,813 provided by financing activities in the same quarter of fiscal 2002.  The change from fiscal 2002 to fiscal 2003 resulted primarily from the Company having paid off its line of credit.

The Company’s primary source of working capital has been generated from earnings, and borrowings on its line of credit.  The Company’s results of operations for the current fiscal quarter ended November 30, 2002 produced operating cash flow of approximately $226,361, which was sufficient to fund its product development activities, and to invest in new marketing programs.  Management believes that its sales pipeline is adequate to produce sufficient operating cash flow in the 2003 fiscal year, and that it’s projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for its 2003 fiscal year.  However, an unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  If such events were to occur the Company may have to seek alternative financing.

Seasonality, Inflation and Industry Trends

The Company’s sales are generally lower in the summer and higher in the fall, winter and spring.  Inflation has not had a material effect on the Company’s business since the Company has been able to adjust the prices of its products and services in response to inflationary pressures.  Management believes that most phases of the healthcare segment of the computer industry will continue to be highly competitive, and that potential healthcare reforms including those promulgated by HIPAA may have a long-term positive impact on its business.  With respect to the compliance issues brought about by HIPAA, the Company has invested heavily in new application modules to assist its clients in meeting their regulatory goals.  Management believes that the new modules will be key selling points and will provide a competitive advantage.  In addition, management believes that the healthcare information technology industry will be marked with more significant technological advances, which will improve the quality of service and reduce costs.  The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings, improving and expanding its services, and by constantly enhancing its software applications.

Critical Accounting Policies and Estimates

Managements discussion and analysis of CCA’s financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory

Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At November 30, 2002 and 2001, the inventory reserve was $85,568 and $71,174 respectively.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at November 30, 2002 was $1,834,672 net of an allowance for doubtful accounts of $32,248.

Revenue Recognition

Revenues are derived primarily from the sale of clinical information systems and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements.” SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.

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

New Accounting Pronouncements

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001.  SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.  The Company does not expect the adoption of this pronouncement to have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the current requirement that gains and losses on debt extinguishments must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting would be effective for transactions occurring after May 15, 2002. The Company has adopted this standard and it did not have an effect on the Company’s consolidated financial statements.

In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2001.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan.  SFAS No.146 also establishes that the liability be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.  The Company has adopted this standard and it did not have an effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company will implement the disclosure provisions in the quarter ending May 31, 2003.

Item 3                                 Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and its Chief Accounting Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

(b)  Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II - OTHER INFORMATION

Items 1 through 5.  NOT APPLICABLE

Item 6.	Exhibits and Reports on Forms 8-K

(a)	Exhibit 11 - Statement re: computation of per share earnings.

(b)	Exhibit 99.1 Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2 Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	There were no reports filed on Form 8-K during the quarter ended November 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.

(Company)

Date January 14, 2003	/s/ Steven M. Besbeck
Steven. M. Besbeck, President
Chief Executive Officer, Chief
Financial Officer

Date January 14, 2003	/s/ Anahita Villafane
Anahita Villafane,
Controller and Chief Accounting
Officer

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

By

Principal Executive Officer

Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Steven M. Besbeck, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Creative Computer Applications, Inc.;

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003

/s/ Steven M. Besbeck
Steven M. Besbeck
President, Chief Executive Officer, and Chief Financial Officer

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

By

Principal Financial Officer

Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Anahita Villafane, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Creative Computer Applications, Inc.;

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003

/s/ Anahita Villafane
Anahita Villafane
Controller
Chief Accounting Officer