Form 10QSB
period 2003-02-28
CREATIVE COMPUTER APPLICATIONS INC
filed 2003-04-11
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

(818) 880-6700
Issuer’s telephone number:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,318,900 common shares as of March 31, 2003.

Transitional Small Business Disclosure Format (check one):

Yes ☐      No ☒

CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB

I N D E X

CREATIVE COMPUTER APPLICATIONS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2003	August 31, 2002*
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,230,827	$1,027,810
Receivables, net	2,367,377	2,089,274
Inventories	205,614	183,640
Prepaid expenses and other assets	175,575	183,251
Deferred tax asset	464,078	488,600

TOTAL CURRENT ASSETS	4,443,471	3,972,575

PROPERTY AND EQUIPMENT, net	206,263	251,458
INVENTORY OF COMPONENT PARTS	215,889	245,889
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,411,384 and $1,200,993	1,383,372	1,365,763
DEFERRED TAX ASSET	434,056	456,691

	$6,683,051	$6,292,376

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$324,391	$224,418
Accrued liabilities:
Vacation pay	159,478	151,930
Accrued payroll	98,991	97,672
Other	163,162	396,712
Deferred service contract income	1,118,171	973,931
Deferred revenue	830,410	561,385
Capital lease obligation, current portion	11,736	23,111

TOTAL CURRENT LIABILITIES	2,706,339	2,429,159

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,318,900 and 3,266,400 shares outstanding	6,192,691	6,144,042
Accumulated deficit	(2,215,979)	(2,280,825)

TOTAL SHAREHOLDERS’ EQUITY	3,976,712	3,863,217

	$6,683,051	$6,292,376

See Notes to Condensed Consolidated Financial Statements.

* As presented in the audited consolidated financial statements

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended February 28
	2003	2002
	(unaudited)

NET SYSTEM SALES AND SERVICE REVENUE (Note 3)
System sales	$817,856	$824,072
Service revenue	1,036,929	990,351
	1,854,785	1,814,423

COST OF PRODUCTS AND SERVICES SOLD
System sales	526,044	528,161
Service revenue	360,823	357,053
	886,867	885,214

Gross profit	967,918	929,209

OPERATING EXPENSES:
Selling, general and administrative	715,457	615,178

Research and development	225,768	211,514

Total Operating Expenses	941,225	826,692

Operating income	26,693	102,517

INTEREST AND OTHER INCOME	4,785	4,388

INTEREST EXPENSE	(2,204)	(5,433)

Income before taxes on income	29,274	101,472

INCOME TAX PROVISION	12,411	42,798

NET INCOME	$16,863	$58,674

EARNINGS PER COMMON SHARE (Note 2):

Basic	$.01	$.02
Diluted	.01	.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	3,272,233	3,231,025
Diluted	3,540,303	3,231,025

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended February 28
	2003	2002
	(unaudited)

NET SYSTEM SALES AND SERVICE REVENUE (Note 3)
System sales	$1,620,325	$1,596,618
Service revenue	2,116,621	1,945,120
	3,736,946	3,541,738

COST OF PRODUCTS AND SERVICES SOLD
System sales	1,105,221	998,166
Service revenue	717,506	723,610
	1,822,727	1,721,776

Gross profit	1,914,219	1,819,962

OPERATING EXPENSES:
Selling, general and administrative	1,366,897	1,269,030

Research and development	439,278	396,361

Total Operating Expenses	1,806,175	1,665,391

Operating income	108,044	154,571

INTEREST AND OTHER INCOME	8,510	8,528

INTEREST EXPENSE	(4,551)	(9,943)

Income before taxes on income	112,003	153,156

INCOME TAX PROVISION	47,157	64,505

NET INCOME	$64,846	$88,651

EARNINGS PER COMMON SHARE (Note 2):
Basic	$.02	$.03
Diluted	.02	.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	3,269,317	3,227,692
Diluted	3,461,395	3,227,692

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Six Months Ended February 28
	2003	2002
	(unaudited)

OPERATING ACTIVITIES:
Net income	$64,846	$88,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293,704	358,154
Deferred taxes	47,157	64,505
Changes in operating assets and liabilities:
Receivables	(278,103)	(750,706)
Inventories	8,026	(28,105)
Prepaid expenses and other assets	7,676	39,057
Accounts payable	99,973	109,368
Accrued liabilities and deferred revenues	188,581	243,121

Net cash provided by operating activities	431,860	124,045

INVESTING ACTIVITIES
Purchases of property and equipment	(38,118)	(35,064)
Capitalized software costs	(228,000)	(224,280)

Net cash used in investing activities	(266,118)	(259,344)

FINANCING ACTIVITIES:
Borrowings on notes payable	—	200,000
Payments on notes payable	—	(260,000)
Payments on capital lease obligations	(11,375)	(11,375)
Proceeds from issuance of stock and exercises of stock options	48,650	3,500

Net cash provided by (used in) financing activities	37,275	(67,875)

NET INCREASE (DECREASE) IN CASH	203,017	(203,174)

Cash, beginning of period	1,027,810	661,008

Cash, end of period	$1,230,827	$457,834

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                                                          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of February 28, 2003 the results of its operations for the three and six months ended February 28, 2003 and 2002, and cash flows for the six months ended February 28, 2003 and 2002.  These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2002.

The results of operations for the three and six months ended February 28, 2003 are not necessarily indicative of the results expected for any other period or for the entire year.

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

Earnings per share has been computed as follows:

	Three Months Ended February 28, 2003	Six Months Ended February 28, 2003

NET INCOME	16,863	64,846
Basic weighted average number of common shares outstanding	3,272,233	3,269,317

Diluted effect of stock options	268,070	192,078
Diluted weighted average number of common shares outstanding	3,540,303	3,461,395
Basic earnings per share	$.01	$.02
Diluted earnings per share	$.01	$.02

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

Note 4.                                                          The Company’s line of credit with its bank provides for $500,000 on a revolving basis through February 1, 2004, and contains certain loan covenants and financial ratio requirements.  On February 28, 2003, there were no amounts outstanding under the line of credit. The Company was in compliance with all of the covenants and financial ratios required by its bank as of February 28, 2003.

Note 5.                                                          New Accounting Pronouncements- SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001.  SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.  The Company has adopted this standard and it did not have a material effect on the Company’s financial statements.

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

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  The provisions of FIN 45 are effective for year-end 2003.  Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003.  We do not expect the adoption of FIN 45 to have a material impact on our results of operations, financial position, or liquidity.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section of this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially.

Introduction

CCA generates revenues primarily from the sale of its Clinical Information Systems, which includes the licensure of proprietary application software, and the sale of servers upon which the application software operates, and from the performance of services.  In connection with its sales of CIS products, the Company provides implementation services for the installation, integration, and training of end users’ personnel.  The Company generates sales of ancillary software and hardware, including its data acquisition products, to its CIS clients and to third parties.  The Company also generates recurring revenues from the provision of comprehensive post implementation services to its CIS clients, pursuant to extended service agreements.

Because of the nature of its business, CCA makes significant ongoing investments in research and development for new products and enhancements to existing products.  In the past, CCA has funded its research and development programs through cash flow primarily generated from operations.  Management anticipates that future expenditures in research and development will either continue at current levels or may increase for the foreseeable future, and will be funded primarily out of the Company’s cash flow.

As a result of increased sales and marketing activities, the Company’s pipeline of new CIS transactions has increased over the last two fiscal years.  Management believes the industry and the market for healthcare information technology products continues to improve despite current economic conditions.  The market is now experiencing a new interest in clinical applications that is being fueled by the demand for new technology that addresses compliance issues as well as patient care and safety issues.

In order to address compliance issues necessitated by the Health Insurance Portability and Accountability Act (HIPAA) regulations, the Company is completing the development of enhancements to its products. Provisions of HIPAA are intended to ensure patient confidentiality and security for all health care related information.  The requirements of HIPAA apply to any entity storing and/or transmitting patient identifiable information on electronic media.  This affects virtually all health care organizations, from physicians and insurance companies to health care support organizations.  Certain safeguards will be required to accurately insure the security of patient data including more robust audit trails and tiered/structured password security when accessing patient data.  CCA is on schedule with its plans to provide its client base with application enhancements that will assist them in adhering to HIPAA regulations before the regulations go into effect.  Management also believes that the application enhancements will require that many of its clients will need to upgrade their systems in order to effectively manage greater amounts of data, which will afford the Company opportunities to sell upgrades and provide professional services.

Results of Operations

Sales for the second fiscal quarter ending February 28, 2003 increased by $40,362 or 2%, as compared to the same quarter of fiscal 2002.  For the six-month period ended February 28, 2003, sales increased $195,208 or 6% compared to the same period in fiscal 2002.  When analyzed by product category for the quarter and six-month period, sales of Clinical Information Systems (CIS) increased $23,164 or 3.3% and $111,029 or 8.2% respectively, and service revenues increased $46,578 or 4.7% and $171,501 or 8.9% respectively, and other revenues increased $3,031 or 73.6% and $1,033 or 8.3% respectively.  Such increases were partially offset by a decrease in sales of data acquisition products for the quarter and six-month period, of $32,411 or 27.9% and $88,355 or 38.5% respectively.  The increase in sales of CIS products was primarily attributable to a greater number of CIS related transactions due in part to upgrades to insure clients’ readiness for HIPAA compliance.  The increase in service revenues is attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS installations increases.  The Company experienced an overall decrease in sales of data acquisition products, which was primarily attributable to a decrease in the volume of units sold to OEM customers and a technological shift to software based clinical instrument interfaces.  The decrease in OEM business is expected to continue, as fewer OEM customers remain active in the marketplace or are no longer reliant on CCA’s data acquisition products.  Management does not believe the OEM business is a material part of CCA’s business today and will not be in the future as the Company’s emphasis is being placed on its CIS products and related services.

The Company continues to expand its sales and marketing activities, directing its focus towards larger clients and multi-product sales as well as selling new products into its installed client base.  The Company has also initiated strategic joint marketing partnerships with other companies, which has improved the Company’s market penetration and has initiated more marketing activities internationally.  Although its “pipeline” of working CIS transactions continues to improve, management views the near term outlook for the continued sale of CIS products cautiously during the second half of the 2003 fiscal year.  The Company’s future operating results could continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter, and the temporary delays in the closing of new CIS sales.  In addition, the Company’s revenues associated with CIS transactions may be delayed due to client related issues such as staff availability, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of CCA.  Such issues were relevant to the current quarter, which delayed implementations and required the deferral of revenue recognition to later periods.

Cost of sales for the second quarter and six-month period ended February 28, 2003 increased by $1,653 or .2% and $100,951 or 5.9% respectively, as compared to the same quarter and six-month period of fiscal 2002.  For the quarter and six-month period the increase in cost of sales was attributable to increases in labor costs of $17,718 or 4.6% and $45,110 or 5.9% respectively, and in material costs of $3,455 or 2.1% and $88,915 or 33.4%.  Such increases were partially offset by a decrease in other costs of $19,520 or 5.8% and $33,074 or 4.8% respectively.  The increase in material costs was attributable to sales that were more weighted to upgrades having a higher proportion of hardware components and lower gross margins.  The increase in labor costs was attributable to additions in personnel expenses due to new hires for the Company’s support operations.  Cost of sales as a percentage of sales for the current quarter was 48% as compared to 49% for the comparable 2002 fiscal quarter.  For the six-month period ended February 28, 2003, cost of sales and a percentage of sales remained unchanged at 49% as compared to the same period of fiscal 2002.

Selling, general, and administrative expenses increased by $100,279 or 16.3% and $97,867 or 7.7% for the current quarter and six months ended February 28, 2003 as compared to the same periods of fiscal 2002.  The increase in selling, general, and administrative expenses was primarily due to additional expenditures in legal, accounting, advertising, tradeshows, and other related marketing expenses.

Research and development expenses increased by $14,254 or 6.7% and $42,917 or 10.8% for the current quarter and six months ended February 28, 2003 as compared to the same periods of fiscal 2002.  The increase is attributable to increases in salaries and other personnel related expenses.  For the comparable second quarters of 2003 and 2002, the Company capitalized software costs of $114,000 and $111,000, respectively, which are generally amortized over the estimated useful life not to exceed five years.  Such costs were attributable to enhancements and new modules for the Company’s CIS products, new applications under development, and modifications associated with HIPAA compliance to all of CCA’s products.  Management anticipates its overall research and development activities will increase in fiscal 2003 due to planned personnel additions in product engineering, quality assurance and system communications support.

Interest and other income was $4,785 and $8,510 respectively, for the current quarter and six-month period ended February 28, 2003, which is consistent with $4,388 and $8,528 respectively for comparable periods of fiscal 2002.

Interest and other expense was $2,204 and $4,551 respectively for the current quarter and six-month period ended February 28, 2003 as compared to $5,433 and $9,943 for the comparable periods of fiscal 2002 due to the level of borrowings.

For the current quarter and six-month period ended February 28, 2003, the Company recorded a tax provision of $12,411 and $47,157 respectively, as compared to $42,798 and $64,505 for the same periods of fiscal 2002 due to the level of taxable income.  The Company believes it is more likely than not that the net deferred tax asset of $898,134 will be realized.

As a result of the aggregate factors discussed above, the Company earned net income of $16,863 or basic and diluted earnings per share of $0.01 and $64,846 or basic and diluted earnings per share of $0.02 for the current quarter and six-month period ended February 28, 2003 compared to a net income of $58,674 or basic and diluted earnings per share of $0.02 and $88,651 or basic and diluted earnings per share of $0.03 for the same quarter and six-month period in fiscal 2002.

Capital Resources and Liquidity

The Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $ 228,000 and $224,280 during the first half of fiscal 2003 and 2002 in software development.  These expenditures related to HIPAA related enhancements to all its products, and the new browser version of the Company’s LIS product, CyberLAB®, the release of its revised PIS, CyberMED®, its new RIS, CyberRAD®, and other product enhancements.  The Company anticipates expending additional sums during fiscal 2003 on the remainder of the HIPAA related enhancements to all its products and the further development of the new browser based versions of its CIS products.  During the six-month period ended February 28, 2003, the Company invested an aggregate of $ 38,118 in additions to fixed assets primarily consisting of computers and software, as compared to an investment of $35,064 in the comparable period of fiscal 2002.

As of February 28,2003, the Company’s working capital amounted to $1,737,132 compared to $1,543,416 as of August 31, 2002.  The Company’s current ratio was 1.6 at February 28, 2003 and August 31, 2002.  At February 28, 2003 the Company’s credit facilities with its bank consisted of a revolving line of credit of $500,000, of which there were no amounts outstanding.  The bank credit agreement is through February 1, 2004 and contains certain loan covenants and financial ratio requirements.  As of February 28, 2003, the Company was in compliance with all of the covenants and financial ratio requirements required by its bank.

Cash flows from operating activities were $431,860 for the six months ended February 28, 2003, compared to cash flow of $124,045 for the comparable period of fiscal 2002.  The increase in cash flow from operating activities was primarily attributable to the net change in receivables during the six months ended February 28, 2003.

Net cash used in investing activities totaled $266,118 for the six months ended February 28, 2003, compared to $259,344 used in investing activities during the comparable period of 2002.

Cash flows from financing activities amounted to $37,275 for the six months ended February 28, 2003 compared to cash used of $67,875 in the same period of fiscal 2002.  The change from fiscal 2002 to fiscal 2003 resulted primarily from the Company having paid off its line of credit and exercises of stock options.

The Company’s primary source of working capital has been generated from earnings, and borrowings on its line of credit.  The Company’s results of operations for the six months ended February 28, 2003 produced operating cash flow of $431,860, which was sufficient to fund its product development activities, and to invest in new marketing programs.  Management believes that its sales pipeline is adequate to produce sufficient operating cash flow in the 2003 fiscal year, and that it’s projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for its 2003 fiscal year.  However, an unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  If such events were to occur the Company may have to seek alternative financing.

Seasonality, Inflation and Industry Trends

The Company’s sales are generally higher in the winter and spring.  Inflation has not had a material effect on the Company’s business since the Company has been able to adjust the prices of its products and services in response to inflationary pressures.  Management believes that most phases of the healthcare segment of the computer industry will continue to be highly competitive, and that potential healthcare reforms including those promulgated by HIPAA may have a long-term positive impact on its business.  With respect to the compliance issues brought about by HIPAA, the Company has invested heavily in new application modules to assist its clients in meeting their regulatory goals.  Management believes that the new modules will be key selling points and will provide a competitive advantage.  In addition, management believes that the healthcare information technology industry will be marked with more significant technological advances, which will improve the quality of service and reduce costs.  The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings, improving and expanding its services, and by constantly enhancing its software applications.

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

Inventory

Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At February 28, 2003 and 2002, the inventory reserve was $100,569 and $86,174 respectively.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at February 28, 2003 was $2,367,377 net of an allowance for doubtful accounts of $30,133.

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

New Accounting Pronouncements

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001.  SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.  The Company has adopted this standard and it did not have a material effect on the Company’s financial statements.

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

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  The provisions of FIN 45 are effective for year-end 2003.  Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003.  We do not expect the adoption of FIN 45 to have a material impact on our results of operations, financial position, or liquidity.

Item 3.                                                           Controls and Procedures

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

PART II - OTHER INFORMATION

Items 1 through 3.  NOT APPLICABLE

Item 4.             Submission of Matters to a Vote of Security Holders

(a)                                  The Company held an Annual Meeting of Shareholders on February 28, 2003.

(b)                                 The following Directors, all of whom were incumbents, were reelected to the five member Board at the February 28, 2003 meeting:

	FOR	WITHHELD

Bruce M. Miller	2,948,948	3,580
Steven M. Besbeck	2,948,748	3,780
James R. Helms	2,948,748	3,780
Lawrence S. Schmid	2,948,948	3,580
Robert S. Fogerson, Jr.	2,948,748	3,780

(c)                                  The only matter voted upon at the February 28, 2003 Annual Meeting was the ratification of BDO Seidman, LLP as the Company’s auditors for the fiscal year ending August 31, 2003 by a vote of 2,950,528 for, 1,940 against, 60 abstaining, and 0 non-votes.

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

(b)                                 Exhibit 99.1 Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)                                  There were no reports filed on Form 8-K during the quarter ended February 28, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.
(Company)

Date:	April 11, 2003	/s/ Steven M. Besbeck
Steven. M. Besbeck, President Chief Executive Officer, Chief Financial Officer

Date:	April 11, 2003	/s/ Anahita Villafane
Anahita Villafane
Controller and Chief Accounting Officer

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

By

Principal Executive Officer

Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Steven M. Besbeck, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Creative Computer Applications, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003

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

Principal Financial Officer

Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Anahita Villafane, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Creative Computer Applications, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003

/s/ Anahita Villafane
Anahita Villafane
Controller
Chief Accounting Officer