Form 10QSB
period 2003-05-31
CREATIVE COMPUTER APPLICATIONS INC
filed 2003-07-14
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

(818) 880-6700
Issuer’s telephone number:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,318,900 common shares as of June 30, 2003.

Transitional Small Business Disclosure Format (check one):

Yes    ☐          No    ☒

CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB

I N D E X

CREATIVE COMPUTER APPLICATIONS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2003	August 31, 2002 *
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,068,916	$1,027,810
Receivables, net	2,367,473	2,089,274
Inventories	180,969	183,640
Prepaid expenses and other assets	275,641	183,251
Deferred tax asset	438,911	488,600

TOTAL CURRENT ASSETS	4,331,910	3,972,575

PROPERTY AND EQUIPMENT, net	227,696	251,458
INVENTORY OF COMPONENT PARTS	200,889	245,889
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,520,592 and $1,200,993	1,388,164	1,365,763
DEFERRED TAX ASSET	410,824	456,691

	$6,559,483	$6,292,376

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$336,882	$224,418
Accrued liabilities:
Vacation pay	181,701	151,930
Accrued payroll	28,425	97,672
Other	126,335	396,712
Deferred service contract income	1,146,821	973,931
Deferred revenue	689,812	561,385
Capital lease obligation, current portion	6,048	23,111

TOTAL CURRENT LIABILITIES	2,516,024	2,429,159

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,318,900 and 3,266,400 shares outstanding	6,192,691	6,144,042
Accumulated deficit	(2,149,232)	(2,280,825)

TOTAL SHAREHOLDERS’ EQUITY	4,043,459	3,863,217

	$6,559,483	$6,292,376

See Notes to Condensed Consolidated Financial Statements.

* As presented in the audited consolidated financial statements

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended May 31,
	2003	2002
	(unaudited)

NET SYSTEM SALES AND SERVICE REVENUE (Note 3)
System sales	$928,132	$1,063,801
Service revenue	1,060,959	1,038,421
	1,989,091	2,102,222

COST OF PRODUCTS AND SERVICES SOLD
System sales	586,722	587,369
Service revenue	374,173	383,746
	960,895	971,115

Gross profit	1,028,196	1,131,107

OPERATING EXPENSES:
Selling, general and administrative	691,613	693,531

Research and development	223,531	229,208

Total Operating Expenses	915,144	922,739

Operating income	113,052	208,368

INTEREST AND OTHER INCOME	3,815	1,604

INTEREST EXPENSE	(1,721)	(3,432)

Income before taxes on income	115,146	206,540

INCOME TAX PROVISION	48,399	88,171

NET INCOME	$66,747	$118,369

EARNINGS PER COMMON SHARE (Note 2):

Basic	$.02	$.04
Diluted	.02	.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	3,318,900	3,251,483
Diluted	3,559,335	3,368,066

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended May 31
	2003	2002
	(unaudited)

NET SYSTEM SALES AND SERVICE REVENUE (Note 3)
System sales	$2,548,457	$2,660,419
Service revenue	3,177,580	2,983,541
	5,726,037	5,643,960

COST OF PRODUCTS AND SERVICES SOLD
System sales	1,691,943	1,585,535
Service revenue	1,091,679	1,107,356
	2,783,622	2,692,891

Gross profit	2,942,415	2,951,069

OPERATING EXPENSES:
Selling, general and administrative	2,058,510	1,962,561

Research and development	662,809	625,569

Total Operating Expenses	2,721,319	2,588,130

Operating income	221,096	362,939

INTEREST AND OTHER INCOME	12,325	10,132

INTEREST EXPENSE	(6,272)	(13,375)

Income before taxes on income	227,149	359,696

INCOME TAX PROVISION	95,556	152,676

NET INCOME	$131,593	$207,020

EARNINGS PER COMMON SHARE (Note 2):
Basic	$.04	$.06
Diluted	.04	.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	3,285,844	3,235,622
Diluted	3,494,041	3,245,108

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Nine Months Ended May 31
	2003	2002
	(unaudited)
OPERATING ACTIVITIES:
Net income	$131,593	$207,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	441,030	542,026
Provision for doubtful accounts	4,987	—
Deferred taxes	95,556	152,676
Changes in operating assets and liabilities:
Receivables	(283,186)	(816,026)
Inventories	47,671	83,869
Prepaid expenses and other assets	(92,390)	295
Accounts payable	112,464	3,336
Accrued liabilities and deferred revenues	(8,536)	418,984

Net cash provided by operating activities	449,189	592,180

INVESTING ACTIVITIES
Purchases of property and equipment	(97,669)	(56,648)
Capitalized software costs	(342,000)	(335,280)

Net cash used in investing activities	(439,669)	(391,928)

FINANCING ACTIVITIES:
Borrowings on notes payable	—	300,000
Payments on notes payable	—	(539,351)
Payments on capital lease obligations	(17,063)	(17,063)
Proceeds from issuance of stock and exercises of stock options	48,649	35,877

Net cash provided by (used in) financing activities	31,586	(220,537)

NET INCREASE (DECREASE) IN CASH	41,106	(20,285)

Cash, beginning of period	1,027,810	661,008

Cash, end of period	$1,068,916	$640,723

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                                                          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of May 31, 2003, the results of its operations for the three and nine–month period ended May 31, 2003 and 2002, and cash flows for the nine months ended May 31, 2003 and 2002.  These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2002.

The results of operations for the three and nine months ended May 31, 2003 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2.                                                          The Company accounts for its earnings per share in accordance with SFAS No. 128, which requires presentation of basic and diluted earnings per share.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock.

Earnings per share has been computed as follows:

	Three Months Ended May 31, 2003	Nine Months Ended May 31, 2003	Three Months Ended May 31, 2002	Nine Months Ended May 31, 2002

NET INCOME	$66,747	$131,593	$118,369	$207,020
Basic weighted average number of common shares outstanding	3,318,900	3,285,844	3,251,483	3,235,622

Diluted effect of stock options	240,435	208,197	116,583	9,486
Diluted weighted average number of common shares outstanding	3,559,335	3,494,041	3,368,066	3,245,108

Basic earnings per share	$.02	$.04	$.04	$.06
Diluted earnings per share	$.02	$.04	$.04	$.06

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

Note 4.                                                          The Company’s line of credit with its bank provides for $500,000 on a revolving basis through February 1, 2004, and contains certain loan covenants and financial ratio requirements.  On May 31, 2003, there were no amounts outstanding under the line of credit. The Company was in compliance with all of the covenants and financial ratios required by its bank as of May 31, 2003.

Note 5.                                                          The Company has adopted the intrinsic value method of accounting for employee stock options under the principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and discloses the pro forma effect on net income and income per share as if the fair value base method had been applied.  For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended May 31, 2003	Nine Months Ended May 31, 2003	Three Months Ended May 31, 2002	Nine Months Ended May 31, 2002
Net Income, as reported	$66,747	$131,593	$118,369	$207,020

Less: total stock based employee compensation expense determined under fair value method for all awards	(5,931)	(22,262)	(7,865)	(23,596)

Pro forma net income	$60,816	$109,331	$110,504	$183,424

Basic net earnings per share, as reported	$.02	$.04	$.04	$.06
Basic net earnings per share, pro forma	$.02	$.03	$.03	$.06
Diluted net earnings per share, as reported	$.02	$.04	$.04	$.06
Diluted net earnings per share, pro forma	$.02	$.03	$.03	$.06

As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards.  During the three and nine months ended May 31, 2003, there were no options generated.  The weighted-average grant-date fair value of options granted during 2002 was estimated to be $0.64.

The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2002 risk free interest rates of 3.8%, expected lives of 5 years; volatility of 126% and no assumed dividends.  There were no options granted in the three and nine months ended May 31, 2003.

Note 6.                                                          New Accounting Pronouncements—In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150).  This statement affects the classification, measurement, and disclosure requirements of the following three types of freestanding financial instruments:  1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers shares.  In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 is not expected to have an impact on the Company’s consolidated financial position or disclosures.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  The provisions of FIN 45 are effective for year-end 2003.  Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003.  The adoption of FIN 45 does not have a material impact on our results of operations, financial position, or liquidity.

The California General Corporations Law provides that California corporations may include provisions in their articles of incorporation relieving directors of monetary liability for breach of their fiduciary duties as directors, except for the liability of a director resulting from (i) acts or omissions involving intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) any transaction from which the director derives an improper personal benefit, (iv) acts or omissions showing reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions constituting an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, (vi) transactions between corporations and directors which have not been approved or ratified in good faith by disinterested directors or shareholders or which are not proved to be just and reasonable as to the corporation, and (vii) approving distributions to shareholders or loans to directors or officers contrary to California law. The Company’s Articles of Incorporation provide that the Company’s directors are not liable to the Company or its shareholders for monetary damages for breach of their fiduciary duties to the fullest extent permitted by California law.  However, the Company has a directors and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of May 31, 2003.

The Company enters into limited indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords.  Under these provisions the Company may agree to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s gross negligence, or infringement of United States Patent and Trademark laws.  These indemnification provisions generally survive termination of the underlying agreement.  In addition, in some cases, the Company has agreed to reimburse employees for certain legitimate business expenses.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the fair value of the agreements is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of May 31, 2003.

In January 2003, FASB issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements.  FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity.  FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date.  Fin No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003.  The adoption of FIN No. 46 is not expected to have a material effect on the Company’s financial position and results of operations.

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

Because of the nature of its business, CCA makes significant ongoing investments in research and development for new products and enhancements to existing products.  In the past, CCA has funded its research and development programs through cash flow primarily generated from operations.  Management anticipates that future expenditures in research and development will increase for the foreseeable future, and will be funded primarily out of the Company’s cash flow.

In order to address compliance issues necessitated by the Health Insurance Portability and Accountability Act (HIPAA) regulations, the Company undertook the development of enhancements to its products. Provisions of HIPAA are intended to ensure patient confidentiality and security for all health care related information.  The requirements of HIPAA apply to any entity storing and/or transmitting patient identifiable information on electronic media.  This affects virtually all health care organizations, from physicians and insurance companies to health care support organizations.  Certain safeguards are required to accurately insure the security of patient data including more robust audit trails and tiered/structured password security when accessing patient data.  CCA has completed its plans to provide its client base with application enhancements that assist them in adhering to HIPAA regulations.  Management also believes that the HIPAA related application enhancements will require that many of its clients will need to upgrade their systems over the next two years in order to effectively manage greater amounts of data.

As a result of increased sales and marketing activities, the Company’s pipeline of potential CIS transactions has increased.  However, the market has been focused on addressing HIPAA compliance issues, which has temporarily delayed sales of new systems.  Management believes the industry and the market for healthcare information technology products will improve in the second half of 2003, despite current economic conditions.  The market is now experiencing a renewed interest in clinical applications that is being fueled by the demand for new technology that addresses compliance issues as well as patient care and safety issues.  Another factor that has temporarily impacted sales of new CIS systems is that the Company is in the midst of a product transition of its laboratory information system, CyberLAB® 7.0.  The new browser-based laboratory information system will be deliverable in Summer 2003 and has generated considerable interest among new and existing clients.  However, typically when there is a new product announcement, CCA has experienced a time lag of sales due to buyer anticipation of the new version.

Results of Operations

Sales for the third fiscal quarter ending May 31, 2003 decreased by $113,131 or 5%, as compared to the same quarter of fiscal 2002.  For the nine-month period ended May 31, 2003, sales increased $82,077 or 1.5% compared to the same period in fiscal 2002.  When analyzed by product category for the quarter, sales of Clinical Information Systems (CIS) decreased $165,644 or 17.3% and other revenues decreased by $2,592 or 51.5% partially offset by an increase in service revenues of $22,538 or 2.2% and an increase in sales of data acquisition products of $32,567 or 32.8%.  We believe the decrease in sales of CIS products was primarily attributable to delays associated with the product transition of the laboratory information system.  The increase in service revenues is attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS installations increases.  The Company experienced an increase in sales of data acquisition products, which was primarily attributable to an increase in the volume of units sold to OEM customers.  When analyzed by product category for the nine-month period, sales of Clinical Information Systems (CIS) decreased $54,615 or 2.4%, other revenues decreased by $1,559 or 8.9%, sales of data acquisition products decreased $55,788 or 17.0% offset by an increase in service revenues of $194,039 or 6.5%.  As indicated above, the decrease in sales of CIS products is primarily due to the company being in the midst of a product transition phase of its laboratory information system.  Service revenues have increased as a result of a larger client base and increases in the average fees charged.  Although the Company had increased sales of data acquisition products for the quarter, sales of such products for the nine-month period decreased as compared to the same period of fiscal 2002.  This is a result of the decreased overall demand from OEM customers and a technological shift to software based clinical instrument interfaces.  The decrease in OEM business is expected to continue, as fewer OEM customers remain active in the marketplace or are no longer reliant on CCA’s data acquisition products.  Management does not believe the OEM business is a material part of CCA’s business today and will not be in the future as the Company’s emphasis is being placed on its CIS products and related services.

The Company continues to expand its sales and marketing activities, directing its focus towards larger clients and multi-product sales as well as selling new products into its installed client base.  The Company has also initiated strategic joint marketing partnerships with other companies, which has improved the Company’s market penetration and has initiated more marketing activities internationally.  Although its “pipeline” of working CIS transactions continues to improve, management views the near term outlook for the continued sale of CIS products cautiously during the second half of the 2003 fiscal year.  The Company’s future operating results could continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter, the temporary delays in the closing of new CIS sales, and the product transition of CyberLAB® discussed above. In addition, the Company’s revenues associated with CIS transactions may be delayed due to client related issues such as staff availability, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of CCA.  Such issues were relevant to the current quarter, which delayed implementations and required the deferral of revenue recognition to later periods.

Cost of sales for the third quarter decreased $10,220 or 1.1% as compared to the same quarter of fiscal 2002.  For the nine-month period ended May 31, 2003 cost of sales increased by $90,731 or 3.4% as compared to the same period of fiscal 2002.  For the quarter, the decrease in cost of sales was attributable to decreases in labor costs of $21,767 or 5.2% and in material costs of $17,838 or 8.8%.  Such decreases were partially offset by an increase in other costs of $29,386 or 8.3%.  For the nine-month period, the increase in cost of sales was attributable to increases in labor costs of $23,343 or 2.0% and in material costs of $71,076 or 15.2%.  Such increases were partially offset by a decrease in other costs of $3,688 or 0.4%.  The changes in material costs were attributable to the type of sales generated within the periods.  Sales in the first two quarters of fiscal 2003 were more weighted to upgrades having a higher proportion of hardware components and lower gross margins and in the third quarter sales were more weighted to software upgrades.  The changes in labor costs were attributable to staffing changes in the Company’s support operations.  Cost of sales as a percentage of sales for the current quarter and nine-month period ended May 31, 2003 were 48% and 49% respectively, as compared to 46% and 48% respectively for the comparable 2002 periods.

Selling, general, and administrative expenses decreased by $1,918 or .3% as compared to the same quarter of 2002.  For the nine-month period ended May 31, 2003 selling, general and administrative expenses increased $95,949 or 4.9% as compared to the same period of fiscal 2002.  The decrease in the current quarter of selling, general, and administrative expenses was insignificant as compared to the same quarter of fiscal 2002.  The increase in selling, general, and administrative expenses for the nine-month period was primarily due to additional expenditures in legal, accounting, advertising, tradeshows, and other related marketing expenses, primarily in the first half of the fiscal year.

Research and development expenses had an insignificant decrease of $5,677 or 2.5% for the current quarter ended May 31, 2003, as compared to the same period of fiscal 2002.  For the nine-month period ended May 31, 2003, research and development expense increased $37,240 or 6% as compared to the same period of fiscal 2002.  The increase is attributable to increases in salaries and other personnel related expenses.  For the comparable third quarters of 2003 and 2002, the Company capitalized software costs of $114,000 and $111,000, respectively, which are generally amortized over the estimated useful life not to exceed five years.  Such costs were attributable to enhancements and new modules for the Company’s CIS products, new applications under development, and modifications associated with HIPAA compliance to all of CCA’s products.  Management anticipates its overall research and development activities will increase in fiscal 2003 due to planned personnel additions in product engineering, quality assurance and system communications support.

Interest and other income was $3,815 and $12,325 respectively, for the current quarter and nine-month period ended May 31, 2003, which is consistent with $1,604 and $10,132 respectively for comparable periods of fiscal 2002.

Interest and other expense was $1,721 and $6,272 respectively for the current quarter and nine-month period ended May 31, 2003 as compared to $3,432 and $13,375 for the comparable periods of fiscal 2002 due to the level of borrowings on the Company’s line of credit.

For the current quarter and nine-month period ended May 31, 2003, the Company recorded a tax provision of $48,399 and $95,556 respectively, as compared to $88,171 and $152,676 for the same periods of fiscal 2002 due to the level of taxable income.  The Company believes it is more likely than not that the net deferred tax asset of $849,735 will be realized in future periods.

As a result of the aggregate factors discussed above, the Company earned net income of $66,747 or basic and diluted earnings per share of $0.02 and $131,593 or basic and diluted earnings per share of $0.04 for the current quarter and nine-month period ended May 31, 2003 compared to a net income of $118,369 or basic and diluted earnings per share of $0.04 and $207,020 or basic and diluted earnings per share of $0.06 for the same quarter and nine-month period in fiscal 2002.

Capital Resources and Liquidity

The Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $ 342,000 and $335,280 in software development during the nine-month periods ended May 31, 2003 and 2002, respectively.  These expenditures related to HIPAA related enhancements to all its products, and the new browser version of the Company’s LIS product, CyberLAB® 7.0, the release of its revised PIS, CyberMED®, its new RIS, CyberRAD®, and other product enhancements.  The Company anticipates expending additional sums during fiscal 2003 related to enhancements to all its products and the further development of the new browser based versions of its CIS products.  During the nine-month period ended May 31, 2003, the Company invested an aggregate of $97,669 in additions to fixed assets, primarily consisting of computers and software, as compared to an investment of $56,648 in the comparable period of fiscal 2002.

As of May 31,2003, the Company’s working capital amounted to $1,815,886 compared to $1,543,416 as of August 31, 2002.  The Company’s current ratio was 1.7 at May 31, 2003 compared to 1.6 at August 31, 2002.  At May 31, 2003 the Company’s credit facilities with its bank consisted of a revolving line of credit of $500,000, of which there were no amounts outstanding.  The bank credit agreement is through February 1, 2004 and contains certain loan covenants and financial ratio requirements.  As of May 31, 2003, the Company was in compliance with all of the covenants and financial ratio requirements required by its bank.

Cash flows from operating activities were $449,189 for the nine months ended May 31, 2003, compared to $592,180 for the comparable period of fiscal 2002.  The decrease in cash flow from operating activities was primarily attributable to the net change in accrued liabilities and the decrease in income during the nine months ended May 31, 2003.

Net cash used in investing activities totaled $439,669 for the nine months ended May 31, 2003, compared to $391,928 used in investing activities during the comparable period of 2002.  The increase in cash used in investing activities was primarily attributable to increased investments in fixed assets.

Cash flows from financing activities amounted to $31,586 for the nine months ended May 31, 2003 compared to cash used of $220,537 in the same period of fiscal 2002.  The change from fiscal 2002 to fiscal 2003 resulted primarily from the Company having paid off its line of credit and exercises of stock options.

The Company’s primary source of working capital has been generated from earnings, and borrowings on its line of credit.  The Company’s results of operations for the nine months ended May 31, 2003 produced operating cash flow of $449,189, which was sufficient to fund its product development activities, and to invest in new marketing programs.  Management believes that its sales pipeline is adequate to produce sufficient operating cash flow in the 2003 fiscal year, and that its projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for its 2003 fiscal year.  However, an unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  If such events were to occur, the Company may have to seek alternative financing.

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

Inventory

Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At May 31, 2003 and 2002, the inventory reserve was $115,569 and $101,174 respectively.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at May 31, 2003 was $2,367,473, net of an allowance for doubtful accounts of $33,217.

Revenue Recognition

Revenues are derived primarily from the sale of clinical information systems and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements.” SOP No 97-2, as

amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At May 31, 2003 and 2002, the deferred revenue was $689,812 and $774,714, respectively.

Post Implementation software and hardware maintenance services are marketed under monthly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  Deferred revenue related to CIS sales, comprises deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  At May 31, 2003 and 2002, deferred service contract income was $1,146,821 and $939,718, respectively.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product not to exceed five years.  For the nine months ended May 31, 2003 and 2002, the Company capitalized $342,000 and $335,280, respectively.  At May 31, 2003 and 2002, the balance of capitalized software costs were $1,388,164 and $1,360,792 net of accumulated amortization of $1,520,592 and $1,311,292, respectively.

Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards.  We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances required.

New Accounting Pronouncements

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150).  This statement affects the classification, measurement, and disclosure requirements of the following three types of freestanding financial instruments:  1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers shares.  In general, SFAS 150 is effective for all financial instruments entered into or modified after

May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 is not expected to have an impact on the Company’s consolidated financial position or disclosures.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  The provisions of FIN 45 are effective for year-end 2003.  Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003.  The adoption of FIN 45 does not have a material impact on our results of operations, financial position, or liquidity.

In January 2003, FASB issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements.  FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity.  FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date.  Fin No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003.  The adoption of FIN No. 46 is not expected to have a material effect on the Company’s financial position and results of operations.

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

(b)                                 Exhibit 99.1 Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)                                  There was one report dated April 11, 2003 filed on Form 8-K during the quarter ended May 31, 2003, disclosing other information; the Company’s second quarter earning release.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.
(Company)

Date:	July 14, 2003	/s/ Steven M. Besbeck
Steven. M. Besbeck, President
Chief Executive Officer, Chief Financial Officer

Date:	July 14, 2003	/s/ Anahita Villafane
Anahita Villafane
Controller and Chief Accounting Officer

Statement Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: July 14, 2003

/s/ Steven M. Besbeck
Steven M. Besbeck
President, Chief Executive Officer, and Chief Financial Officer

Statement Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: July 14, 2003

/s/ Anahita Villafane
Anahita Villafane
Controller
Chief Accounting Officer