Form 10KSB
period 2003-08-31
CREATIVE COMPUTER APPLICATIONS INC
filed 2003-11-26
CIK 712815

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2003.
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Common Stock, no par value
(Title of class)

        Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        Issuer's revenues for its most recent fiscal year ended August 31, 2003 were $7,381,121

        As of November 21, 2003, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $4,999,258.

        As of November 21, 2003 the Company had 3,318,900 shares of its common stock outstanding.

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

        Currently, CCA markets a Laboratory Information System under the name CyberLAB®, a Pharmacy Information System under the name CyberMED® a Radiology Information System under the name CyberRAD®, an Anatomic Pathology System under the name of CyberPATH® and other related clinical application modules. The general offices and operational headquarters are located at 26115-A Mureau Road, Calabasas, CA 91302. The Company's telephone number is 818/880-6700. The Company's business consists of four operational areas: (1) Clinical Information Systems products, (2) service of its client's installations, (3) implementation services, and (4) data acquisition products. Product lines consist of Laboratory Information Systems, Pharmacy Information Systems, Radiology Information Systems, Anatomic Pathology Systems, Mammography Reporting and Tracking Systems, and Data Acquisition products. The Company sells its products and systems directly through its own sales force in North America, through joint marketing programs with other companies, and has reseller agreements in certain international markets.

History and Business Development

        Since its inception as a California corporation in 1978, CCA has been primarily engaged in the development, marketing, installation, and service of Clinical Information Systems that automate the collection and management of patient clinical data for healthcare providers. As of August 31, 2003, the Company supported approximately 400 active application installations that are used in over 500 client sites.

        The percentage of the Company's net sales attributable to the sale, licensing, and implementation of Clinical Information Systems, including data acquisition product sales, accounted for approximately 43% of total revenues in fiscal 2003, 48% in fiscal 2002, and 38% in fiscal 2001. Management believes that the percentage of the Company's net sales attributable to its sales of Clinical Information Systems activities will increase in fiscal 2004. It also expects that its service revenues, which accounted for 57% of total revenues in the current fiscal year, will continue to grow as additional new installations are added to the Company's installed base.

        By automating the collection and organization of patient clinical data, the Company's Clinical Information Systems reduce operating costs, assist in meeting compliance requirements, improve patient care, and increase the efficiency of healthcare providers. In addition to such factors, CCA has been able to document significant return on investment scenarios, which further confirm the efficacy of its systems. The healthcare industry continues to operate under increasing pressure from government regulatory agencies and third party payers of medical expense, as well as from increased competition in the healthcare industry, to control costs. Management believes that there will be continuing demands to contain healthcare costs for the foreseeable future.

        As part of its business strategy, the Company has consistently pursued the development of enhancements to its existing products, as well as the development of entirely new products and services to expand the Company's business. The Company's objective is to diversify its product portfolio beyond the areas currently served. The Company has developed a clinician portal marketed as the CCA WebGateway™, which provides access to its CyberLAB and CyberRAD products so that physicians and nurses can easily utilize them from virtually anywhere in the world, and is continuing to build upon this technology platform in order to deploy other functionality. Initially, the WebGateway™ was developed to enable access to CyberLAB® for orders, inquiry and results. Additional functionality is now available for CyberRAD® for orders, inquiry, electronic signature and other functions.

        CCA's results of operations for the current fiscal year ended August 31, 2003 were marked by a decrease in sales of approximately 5.7% over the 2002 fiscal year and a decrease in earnings. However, the Company maintained positive operating cash flow while increasing spending for product development. The Company's decrease in revenues for the 2003 fiscal year was due to a number of factors. The primary factor was a transition to a new version of CyberLAB that impacted sales of the previous product version. Other factors contributing to the decline in sales were associated with the sluggish economy and the healthcare industry's preoccupation with the Health Insurance Portability and Accountability Act (HIPAA) compliance issues.

        The Company experienced a delay in the release of its new CyberLAB 7.0 Laboratory Information System due to timing issues and the need to complete HIPAA related upgrades to its existing products and deliver them to its clients. During the fourth fiscal quarter CCA had substantially completed CyberLAB 7.0 and began to install the new software in its initial beta site for testing and evaluation. As of November 21, 2003, CyberLAB 7.0 was live in two beta sites and the Company was planning to generally release the new product to its client base. In addition, new sales and marketing activities were initiated resulting in CCA's pipeline of potential new CyberLAB 7.0 related transactions increasing back to historical levels. CyberLAB 7.0 has generated significant interest among new buyers as well as CCA's installed client base.

        In order to address compliance issues brought about by the HIPAA regulations, the Company completed the development of enhancements to its products and upgraded hundreds of client sites with the HIPAA related enhancements during the 2003 fiscal year. This posed considerable challenges to CCA's organization. Provisions of HIPAA are intended to ensure patient confidentiality and security for all health care related information. The requirements of HIPAA apply to any entity storing and/or transmitting patient identifiable information on electronic media. This affects virtually all health care organizations, from physicians and insurance companies to health care support organizations. Certain safeguards are required to accurately insure the security of patient data including more robust audit trails and tiered/structured password security when accessing patient data.

Clinical Information Systems

        The Company's Clinical Information Systems are designed to provide cost effective, robust application features to manage comprehensive clinical activities throughout most sectors of the health care provider marketplace. The Company's systems are highly user definable and scaleable, enabling a wide range of users to employ them.

        CCA's Clinical Information System applications are designed around a common open systems architecture that is based on the UNIX operating system platform and employs thin-client technology where applicable. CCA's use of this technology allows easy integration into existing networks, as well as seamless integration with other systems. CCA's suite of Clinical Information System applications allows for unprecedented scalability and flexibility ensuring that as the needs of a healthcare provider change, the systems can easily be adapted. The Company's clinical applications are designed around flexible parameterized software, which enables the end user to tailor the software for its individual needs.

        For clinical laboratories, the Company has integrated its software applications and data acquisition technology into Laboratory Information Systems, which are sold under its trade name CyberLAB®. Extensive applications for a wide variety of laboratory testing, compliance, and quality control procedures, including hematology, immunology, chemistry, microbiology, drug testing, toxicology, urinalysis, and cytology testing, are available with the Company's systems. Validation and reimbursement, multi-site reporting and management, database management, bedside specimen collections, point of care testing, remote communications and flexible user defined reporting capabilities are also included. Additional modules are also available for complete microbiology testing and CyberPATH®, CCA's Anatomic Pathology system can be fully integrated with CyberLAB®. The Company's Laboratory Information Systems are highly flexible and scalable and are used by laboratories of varying size and complexity.

        The Company's Pharmacy Information Systems, which are sold under the trade name CyberMED®, integrate inpatient, outpatient, and long term care applications into a highly integrated software product. CyberMED® integrates unit dose, IVPB/TPN, controlled substances, floor stock, inventory control, and kinetics functions. It performs labor-intensive operations such as patient profiling, drug inventory control, drug interactions, and patient billing. An optional purchasing module can electronically place orders with suppliers and determine the fastest moving drugs, as well as track drug usage and costs. CyberMED® supports several third party database services for integrated drug interactions, pricing, and patient informational disclosures that are required by regulation. Extensive reporting capabilities are supported including a user defined parameterized medication administration reporting module.

        CyberRAD®, the Company's Radiology Information System, is also hybrid in its design, which allows for its deployment in inpatient, outpatient and multi-site settings. Applications include extensive scheduling, reporting, film tracking, transcription, and clinical functionality. In addition, Document Imaging for storage and retrieval of important patient information, such as a signed HIPAA Privacy Notice, medical Necessity ABN and other patient information, is included in CyberRAD®. CyberRAD® has also been designed with easy to deploy built-in communication interface capabilities for diagnostic modalities and Picture Archive Communication Systems (PACS). MQA, a mammography reporting and tracking system acquired by the Company during fiscal 1998, has been integrated with CyberRAD®.

        The Company's Clinical Information Systems support extensive communication capabilities to various healthcare information systems including Hospital Information Systems, nursing and practice management systems, for which the Company has developed over one hundred system-to-system communication interfaces. The Company's Clinical Information Systems are employed in many settings that consist of multiple sites where testing or medical procedures are seamlessly integrated. In addition, different types of enterprises, such as hospital and affiliated outpatient clinics, can use the Company's systems to integrate their activities thus enabling the execution of their business strategies. The communication interfaces often support bi-directional data communications, whereby demographic and order requests are transmitted to the Clinical Information Systems and, in turn, billing information and results are re-transmitted to the host system. The Company's Clinical Information Systems support their own order communications and test subsystems that have been employed in other accounts that have relied on the Clinical Information System's communications capabilities. Management believes that communications to other systems allowing connectivity between clinical systems, such as CyberLAB®, CyberMED®, CyberRAD® and administrative information systems, are very important functional requirements in the marketability of its products. The Company has focused considerable attention on the communication, networking, and connectivity capabilities of its products, and plans to further develop these capabilities as opportunities present themselves.

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

        The Company's Clinical Information Systems operate under various versions of UNIX. As a result of trends throughout the information technology marketplace, Microsoft Windows© is becoming more popular. The Company has considered migrating its Clinical Information Systems to operate under Windows©, but does not believe Windows© has reached the level of scalability that UNIX has achieved. The Company began migrating some of its systems to a client-server architecture and CyberRAD®, and CyberPATH® operate in that environment. However, as a result of technological advancements the Company is evolving all of its clinical applications to the graphical browser-based architecture that CyberLAB 7.0 now operates under. Management believes that it is a superior architecture to client-server and has cost benefit attributes associated with it since it eliminates the need for more costly client PC's and substantially reduces desk top administration.

Data Acquisition Products

        The Company's data acquisition products, which consist of clinical instrument data interfaces, increase the efficiency and accuracy of on-line data acquisition in biomedical laboratories by automating the collection and organization of test data. Many of the Company's data acquisition products use a microcomputer performing a specific discrete task. All of the Company's data acquisition products are "plug-in" compatible with each other, enabling an end user to easily expand its system. The Company's data acquisition products conserve central computer resources, lower hardware costs, and significantly reduce costs of installation and system expansion, meeting the cost-containment needs of healthcare organizations. However as a result of technological changes and the improved communication capabilities of current generation clinical instruments, the Company is developing more of its new clinical instrument interfaces in a direct communications format and is de-emphasizing its data acquisition product platform.

        As of August 31, 2003, the Company had sold more than 12,500 of its data acquisition products in the United States and abroad, and supports over 500 different interface configurations for use with a wide variety of automated biomedical testing devices.

Service

        The Company provides comprehensive services to its installed base of system clients through its own service organization, and provides extensive training and implementation of its systems. The Company offers both software support services, through a twenty-four (24) hour "hotline", and field service for hardware repair. In most instances the Company relies on third parties to service the hardware components that it sells. The Company services its own data acquisition products and related software, used as part of its CIS product offering, under service contracts offered to end users. The

Company's long-term inventory requirements for its service and repair business have historically been significant because it must retain a loaner pool of components used to service its client base. In recent years the Company has de-emphasized providing hardware in connection with the sale of its CIS products and currently only provides the servers and a few specialty components. Therefore CCA's long-term inventory requirements are expected to decline in the future.

        The Company's service revenues for fiscal 2003 increased by approximately 3% from the previous fiscal year, and they are expected to continue to grow when and as the installed base of system clients grows. The majority of the Company's clients are under service contracts. The Company believes that the ability to offer comprehensive services to its clients is a very important facet of its business and solidifies a long-term relationship with its client accounts. The recurring revenue stream associated with this activity is a significant part of the Company's business. The ability to offer long-term service often leads to add-on sales opportunities for peripheral components, data acquisition products, and upgrades to newer computers and software applications. In addition, the quality of service is an important aspect of the end users buying decision when making a system selection; therefore the Company is constantly fine-tuning the services it provides and its service organization as part of its marketing strategy.

        The Company has deployed technology to automate a company wide helpdesk system in order to more effectively service its clients and employs a "virtual company" concept by linking outside personnel via the Internet directly into its own internal network. A number of Company employees who are engaged in technical and service related activities telecommute through this venue. The Company has a significant investment in its internal helpdesk, network and related applications, and intends to make further investment in the future.

        The Company believes that the service of its clients is of utmost importance to its long-term success and business strategy. Accordingly, a great deal of emphasis is placed on continuing to upgrade the service organization and on expanding the services that the Company offers. As part of this effort, the Company routinely surveys its clients in an effort to obtain a "report card" on how the service organization performs. With this mechanism the Company tunes its service organization to better address its client's requirements. The Company anticipates adding implementation personnel during fiscal 2004. The Company has also expanded its professional service activities, which include networking, communications, and systems integration.

Significant Contracts and Programs

        The Company has pursued a strategy of seeking out new market opportunities to expand the distribution of its products in two specific ways, first through joint ventures with other vendors of compatible products and services that are synergistic with CCA's products, and secondly by entering new markets.

        During August 2002 the Company entered into a joint marketing and product development agreement with eMed Technologies, Inc. a privately held leading vendor of Picture Archive Communication Systems (PACS) and web-based medical image distribution solutions. The association is focused on the integration of the CCA CyberRAD® Radiology Information System (RIS) with the eMed Ideal Image Management Suite. Together, the companies have developed and jointly market a feature-rich RIS/PACS solution under the trade name of Entera™. The result of this collaboration is a complete solution that synchronizes medical imaging and clinical information workflow. Specifically designed for the imaging center or hospital enterprise, Entera™ automates processes at every point of patient care—scheduling, image acquisition, diagnostic reading, and results delivery. The joint venture between CCA and eMed will address the needs of imaging facilities seeking a single RIS/PACS solution. By tightly integrating the CCA CyberRAD® RIS with the eMed PACS, medical imaging facilities will be able to realize the benefits of workflow automation at a cost that was once reserved for the large facility budget.

        The result of this effort will be a new type of tightly integrated RIS/PACS system that will use all of the components of CyberRAD® but will also have components that provide diagnostic tools for the radiologist that are currently not typically available with other PACS product offerings. Both companies have allocated substantial resources to the development project and have begun selling Entera™.

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

        During the 2003 fiscal year, there were no contracts or programs that generated over 10% of the Company's net sales.

Product Development

        The market for the Company's products is characterized by rapid and significant technological change. The Company's ability to compete in the market, and to operate successfully, depends in part on its ability to react to such change. During the Company's 2003, 2002, and 2001, fiscal years, amounts (inclusive of capitalized software) equal to approximately 18%, 16%, and 20%, respectively, of the Company's net sales, were expended for research and development. The Company continues to expend a significant amount of resources for the development of new products, and for the development of additional enhancements to existing products.

        The Company's development plans are focused on evolving its clinical application products to browser-based thin client architecture in order to deploy them in a traditional enterprise fashion, and also via the Internet. At the same time, graphical user interfaces are being incorporated into the Company's clinical applications. The Company has planned product development projects over the next three years that include additional enhancements to all of its products and the migration to a relational database platform for clinical results. The Company also continues to develop enhancements to its WebGateway that provides for orders and inquiry via standard Internet browsers into the Company's clinical applications.

        Research and development expenditures, net of capitalized software, amounted to approximately $902,000 in fiscal 2003, $791,000 in fiscal 2002, and $781,000 in fiscal 2001. Such expenditures were attributable to systems development, including the development of new Laboratory, Radiology, and Pharmacy Information Systems applications, and enhancements to those products. The Company's business logic applications are maintained in an object COBOL language that provides a standard code structure for the business applications while the graphical presentation is written in JAVA® and HTML. By employing run-time modules for UNIX, the Company has been able to port to a variety of hardware platforms with ease. The Company has successfully ported its software applications from Intel® based HP®/Compaq® servers to IBM® RISC 6000 servers, the two most popular computer providers in healthcare. This portability capability has allowed the Company to become "platform independent" in vending its software products where some customers may be predisposed to certain hardware brands. The Company also provides some of applications in Microsoft NT®, in order to take advantage of using off the shelf software such as Windows® for transcription and document production and delivery. All of the Company's products are open database compliant (ODBC), and the data structures support the use of standard query language (SQL) report generators that allows a wide range of reporting capabilities.

Distribution and Marketing

        From its inception, the Company has sold its products and systems directly to the healthcare industry through its own sales and marketing personnel, as well as indirectly through original equipment manufacturers ("OEM's"), and through joint marketing relations with other companies. The Company has traditionally marketed its products throughout the United States, Canada and the Caribbean. Early in fiscal 2000, the Company contracted to provide CyberLAB® to a large reference laboratory in Malaysia. As a result of the successful CyberLAB® installation in Malaysia, new additional business opportunities have materialized in the region that the Company is pursuing. Accordingly, in August of 2002, CCA entered into a reseller agreement with a local information technology firm based in Kuala Lumpur, Malaysia.

        At present, the Company's direct field sales force consists of four salespersons that are managed by the vice president of sales. In addition, the Company's senior management and technical product consultants assist in sales activities.

        During fiscal 2003, the Company commenced new promotional activities targeting larger potential clients, with some success. The Company is building a significant database of accounts throughout the healthcare marketplace that is helping to position the Company's sales activities. In addition to direct marketing, the Company promotes its products by attending national industry trade meetings, through media advertising, publishing articles in industry publications and through its web site. Because of the opportunity to meet larger audiences at national industry meetings, the Company has upgraded its attendance at such meetings for fiscal 2004 with a new exhibit and other promotional programs. The Company has also formed joint marketing arrangements with other companies that have compatible products and services, which has increased sales penetration in the marketplace.

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

        The Company also publishes newsletters and articles, which are intended to expand communication with existing and potential clients. During fiscal 2003 and 2002, the Company invested in new web site enhancements, collateral materials, including new product marketing literature, a new trade show exhibit and intends to further invest in other marketing programs in fiscal 2004.

        During fiscal 2003, the Company continued its subscription to an independent service known as KLAS Enterprises that publishes surveys of end users of healthcare information systems technology. Vendors such as CCA are ranked according to how their products and services are valued by their end users as well as how their business practices and policies measure up against other vendors. Responses are anonymous without disclosing the survey respondent's identity, which are then verified by KLAS, and results are statistically validated. From this data compilation KLAS publishes a top twenty report ranking the top twenty vendors according to individual product categories. The KLAS service has become a very important evaluation tool for prospective buyers and a vendor such as CCA is assessed on the type of information that is available about it. In addition, as a measurement tool the Company is able to compare itself against other competitors and initiate programs to improve its products and services.

Competition

        The Company has several significant competitors in the Clinical Information Systems business, many of which are much larger companies that may offer a wider array of products in addition to competitive clinical applications. The Company is recognized as a top tier vendor of Clinical Information Systems according to the KLAS surveys and as such is one of the smallest companies that have achieved the rank among its competitors. Management believes, however, that few competing CIS products offer the Company's hybrid multi-site capabilities, variety of data interfaces, add-on capability, and flexibility that allows the systems to be user definable, so that they can be employed in different types of settings. The multi-site and multi-disciplinary or hybrid nature of the Company's products are a strong selling point. The Company has also received very good references about its service organization and the ability to respond to clients needs on a timely and cost effective basis.

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

Warranties and Product Liability

        The Company warrants that its products conform to their respective functional specifications. The Company's data acquisition products and components are warranted against faulty materials and workmanship for 90 days. The Company also warrants its application software incorporated in its Laboratory, Radiology, and Pharmacy Information Systems for 90 days. However, such warranties are extended throughout the term of extended service agreements that clients may elect to enter into with the Company. Direct costs associated with the initial warranties have been insignificant. The computers that the Company currently sells as part of its Clinical Information Systems are subject to the warranties of their manufacturers. The manufacturers generally warrant their products against faulty material and workmanship for one to three years. The Company passes through the manufacturers warranties to the end users and in most cases contracts with the manufacturers are to provide onsite warranty services through the manufacturers service network.

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

Governmental Regulation

        The Federal Food, Drug and Cosmetic Act, more commonly known for its regulation of drugs in interstate commerce, was amended by the "Medical Device Amendments of 1976" (the "Amendments") to cover devices used in medical practice. These include instruments and reagents used in biomedical laboratory testing. In 1987, the Federal Drug Administration (FDA) first classified a number of clinical software products as medical devices, but exempted most of them from routine regulations. Subsequently, the FDA amended the policy and made the exemptions inapplicable to manufacturers of devices intended for use in blood banks.

        The Company is informed that the FDA intends to require all Class I devices, which includes the Company's Clinical Information System products, to comply with its Quality System Requirements (QSRs). The Company is in the process of completing the modification of its internal policies to comply with this directive. Management believes that the QSRs procedures have an impact on its business to the extent that there are lengthened development cycles of new software and additional costs are incurred. However, all of its competitors are faced with the same requirements.

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

Backlog

        The Company's backlog at August 31, 2003 was approximately $800,000 for software, hardware and interface products, and approximately $1,100,000 for deferred services, compared to approximately $800,000 for software, hardware and interface products, and $974,000 for deferred services, at August 31, 2002. The Company also has annually renewable extended service agreements under contracts aggregating in excess of $4,200,000.

Employees

        At November 21, 2003, the Company employed 65 full-time and 2 part-time employees of whom 16 are involved in product development, 12 in sales and marketing, 2 in production, 30 in technical services, training, and support, and 7 in administration. The Company is not subject to any collective bargaining agreements. The Company considers its employee relations to be good.

Item 2.    Properties.

        The Company's headquarters are located in a leased facility in Calabasas, California. The facility was constructed in 1991 and comprises approximately 16,850 square feet with an effective base rental of approximately $21,847 per month, plus common area maintenance costs and property taxes. During fiscal 2002 a new five year lease term was negotiated that began in November 2002 and ends in October 2007. The base rental in the first year was approximately $21,847 per month and there are minor cost of living adjustments in each of the next four years. All other provisions of the original lease substantially remained the same.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended August 31, 2003.

PART II

Item 5.    Market for Company's Common Equity and Related Stockholder Matters.

        The Company's common shares trade on the American Stock Exchange under the symbol CAP.

        The following table sets forth the high and low bid quotations for the Common Shares for the periods indicated.

	High	Low
Fiscal Year Ended August 31, 2002
1st Quarter, Ended November 30, 2001	1.05	.35
2nd Quarter, Ended February 28, 2002	1.18	.65
3rd Quarter, Ended May 31, 2002	1.75	.71
4th Quarter, Ended August 31, 2002	1.45	.93
Fiscal Year Ended August 31, 2003
1st Quarter, Ended November 30, 2002	1.50	.80
2nd Quarter, Ended February 28, 2003	2.05	1.15
3rd Quarter, Ended May 31, 2003	1.95	1.15
4th Quarter, Ended August 31, 2003	2.40	1.50

        The number of shareholders of record of Common Shares of the Company as of November 21, 2003 was approximately 284. The Company also has over 1000 beneficial holders of record whose shares are held in street name.

        Holders of Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has never paid a cash dividend on its Common Shares and the Board of Directors currently intends to retain any earnings for use in the Company's business.

        In June 1998, the Company issued 125,000 common stock purchase warrants at an exercise price of $1.50 per share in connection with a financial advisory services agreement. The warrants expired on May 31, 2003. The issuance of the warrant was exempt from registration under Section 4 (2) of the Securities Act of 1933 as amended, as a transaction not involving any public offering.

        In the first quarter of fiscal 2002, 10,000 restricted common shares were issued to an employee of the Company at an average price of $.35 per share. The shares were issued at the closing price of the Company's common shares as traded on the American Stock Exchange on the date of the purchase. The issuance of the common shares were exempt from registration under Section 4(2) of the Securities Act of 1933 as amended, as a transaction not involving any public offering. There were no issuances of restricted common shares during the 2003 fiscal year.

        The Company issued a report on Form 8K on March 6, 2002 disclosing that it had received notice from the American Stock Exchange (AMEX) that it was under review because it was in non-compliance with one of the continued listing standards. On May 2, 2002 the Company received notice from the Amex Staff indicating that the Company was below one of the Exchange's continued listing standards due to incurring losses from continuing operations in three of its four most recent fiscal years and it's shareholder's equity was below $4,000,000 as set forth in Section 1003 (a) (ii) of the Amex Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the Exchange and on May 29, 2002 presented its plan to the Exchange. On June 11, 2002 the Exchange notified the Company that it accepted the Company's plan of compliance and granted the Company an extension of time until December 31, 2003 to regain compliance with the continued listing standards. The Company was subject to periodic review by Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the American Stock Exchange. However, the Company believes that it currently complies with the standards.

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

        Because of the nature of its business, CCA makes significant investments in research and development for new products and enhancements to existing products. In addition the Company has also committed resources to the development of the RIS/PACS integration with eMed Technologies. Historically, CCA has funded its research and development programs through cash flow primarily generated from operations. Management anticipates that future expenditures in research and development will either continue at current levels or may increase for the foreseeable future, and will be funded primarily out of the Company's cash flow.

        CCA's results of operations for the current fiscal year ended August 31, 2003 were marked by a decrease in sales of approximately 5.7% over the 2002 fiscal year and a decrease in earnings. However the Company maintained positive operating cash flow while increasing investment in product development. The Company's decrease in revenues for the 2003 fiscal year was due to a number of factors. The primary factor was a transition to a new version of CyberLAB that impacted sales of the previous product version. Other factors contributing to the decline in sales were associated with the sluggish economy and the healthcare industry's preoccupation with the Health Insurance Portability and Accountability Act (HIPAA) compliance issues.

        The Company experienced a delay in the release of its new CyberLAB 7.0 laboratory information system due to timing issues and the need to complete HIPAA related upgrades to its existing products and deliver them to its clients. During the fourth fiscal quarter CCA had substantially completed CyberLAB 7.0 and began to install the new software in its initial beta site for testing and evaluation. As of November 21, 2003 CyberLAB 7.0 was live in two beta sites and the Company was planning to generally release the new product to its client base. In addition new sales and marketing activities were initiated resulting in CCA's pipeline of potential new CyberLAB 7.0 related transactions increasing back to historical levels. CyberLAB 7.0 has generated significant interest among new buyers as well as CCA's installed client base. Management believes the industry and the market for healthcare information technology products continues to improve despite current economic conditions. The market is now experiencing a new interest in clinical applications that is being fueled by the demand for new technology that addresses compliance issues as well as patient care and safety issues.

        In order to address compliance issues brought about by the HIPAA regulations, the Company completed the development of enhancements to its products and upgraded hundreds of client sites with the HIPAA related enhancements during the 2003 fiscal year. This posed considerable challenges to CCA's organization. Provisions of HIPAA are intended to ensure patient confidentiality and security for all health care related information. The requirements of HIPAA apply to any entity storing and/or transmitting patient identifiable information on electronic media. This affects virtually all health care organizations, from physicians and insurance companies to health care support organizations. Certain safeguards are required to accurately insure the security of patient data including more robust audit trails and tiered/structured password security when accessing patient data. Management believes that the HIPAA enhancements will require that many of its clients will need to upgrade their systems in order to effectively manage greater amounts of data, which will afford the Company opportunities to sell upgrades and provide professional services. It is also anticipated that the migration to CyberLAB 7.0 will require clients to acquire additional hardware and professional services from the Company in order to deploy the new software.

Results of Operations

        Sales for the fiscal year ending August 31, 2003 decreased to $7,381,121, as compared to $7,831,017 for the fiscal year ending August 31, 2002, an overall decrease of approximately $449,896 or 5.7%. When analyzed by product category, sales of Clinical Information Systems (CIS) decreased by $380,281 or 12.3%, data acquisition products decreased $190,157 or 31.3%, and other revenues decreased $8,820 or 33.3% over the previous fiscal year. Such decreases were partially offset by an increase in service revenues of $129,362 or 3.1%. The decrease in sales of CIS products was primarily attributable to a transition to a new version of CyberLAB that impacted sales of the previous product version, market conditions, and the industry's preoccupation with issues related to HIPAA. In addition the Company experienced the cancellation of a CIS contract in the fourth fiscal quarter of approximately $150,000 as a result of a change in ownership of a clients facility. The increase in service revenues is attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts. As a result of the Company closing larger CIS transactions, the annual service costs associated with such transactions are proportionately greater. The Company experienced an overall decrease in sales of data acquisition products, which was primarily attributable to a decrease in the volume of units sold to OEM customers. The decrease in OEM business is expected to continue, as fewer OEM customers remain active in the marketplace or are no longer reliant on CCA's data acquisition products. Management does not believe the OEM business is a material part of CCA's business today and will not be in the future as the Company's emphasis is being placed on its CIS products and related services. Service revenues are expected to continue to increase as and when the Company's installed base of CIS installations increases.

        The Company continues to expand its sales and marketing activities, directing its focus towards larger clients and multi-product sales as well as selling new products into its installed client base. The Company has also initiated strategic joint marketing partnerships with other companies, which has improved the Company's market penetration and has initiated more marketing activities internationally. Although its "pipeline" of working CIS transactions continues to improve, management views the near term outlook for the continued sale of CIS products cautiously during the first half of the 2004 fiscal year. The Company's future operating results could continue to be subject to annual variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual periods, and the temporary delays in the closing of new CIS sales. In addition, the Company's revenues associated with CIS transactions may be delayed due to client related issues such as staff availability, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of CCA.

        Cost of sales overall decreased by $15,562 or 0.4% for the 2003 fiscal year as compared to the previous fiscal year. The overall decrease in cost of sales was primarily attributable to a decrease in material costs of $58,577 or 9.6% which was partially offset by an increase in other cost of sales of $11,877 or 0.9% and an increase in labor costs of $31,138 or 2.0%. The decrease in material costs was attributable to the decrease in sales of CIS products discussed above. The increase in labor costs was attributable to the addition of personnel to our support and implementation departments. The increase in other costs of sales was attributable to increased expenses in travel, personnel recruitment, and training. Cost of sales as a percentage of sales increased to 48% for the 2003 fiscal year, as compared to 46% for the 2002 fiscal year. The overall percentage increase in cost of sales, as a percentage of sales, was attributable to the overall decrease in sales of CIS products. Management believes the gross profit margin of 52% attained in the current fiscal year will remain at that level in fiscal 2004, however the Company could experience quarterly variations in gross margin as a result of the factors discussed above.

        Selling, general, and administrative expenses increased by $50,107 or 1.8% for the current 2003 fiscal year as compared to the 2002 fiscal year. The increases in selling, general, and administrative expenses were primarily attributable to the addition of a CyberRAD® product manager in October, additional expenditures in advertising, tradeshow expense, and user symposium. The Company plans to continue investment in sales and marketing; however, the Company plans to monitor and keep a tight reign on its expenditures in fiscal 2004. Management also anticipates increases in insurance costs in fiscal 2004.

        Research and development expenses increased $110,955 or 14.0% during fiscal 2003, as compared to fiscal 2002. The increase is attributable to increases in salaries, other personnel related expenses, and the addition of new personnel in product engineering. For its 2003 and 2002 fiscal years, the Company capitalized software costs of $461,690 and $452,887, respectively, which are generally amortized over the estimated useful life not to exceed five years. Such costs were attributable to enhancements and new modules for the Company's CIS products, new applications under development, and modifications associated with HIPAA compliance to all of CCA's products. Management anticipates its overall research and development activities will increase in fiscal 2004 due to planned personnel additions in product engineering.

        Interest and other income was $19,776 for fiscal 2003 as compared to $12,490 for fiscal 2002.

        Interest and other expense was $8,863 for fiscal 2003 as compared to $15,471 for fiscal 2002 due to the level of borrowings on the Company's line of credit with its bank.

        As a result of the factors discussed above, the Company had net income of $94,101 in fiscal 2003, compared to earnings of $431,659 for fiscal 2002. The Company's basic and diluted earnings per share was $.03 for fiscal 2003 as compared to basic and diluted earnings per share of $.13 in fiscal 2002.

        The Company is currently in a loss carry-forward position for federal income taxes, primarily due to the operating losses incurred prior to August 31, 2003. The federal net operating loss carry-forwards balance as of the August 31, 2003 was approximately $2,100,000, compared to $2,600,000 in the prior year. The net operating loss carry-forward is available to offset future taxable income through 2021. The Company also has investment and research and experimentation tax credit carry-forwards to offset future income tax payable of approximately $444,000 that expire at various dates through 2022.

        The major temporary tax differences that are expected to reverse next year are deferred revenue, allowance for doubtful accounts, accrued vacation, Section 263A Unicap inventory, and component inventory reserve. However, the Company expects new temporary differences to be established in these years, which will either reduce or exceed the reversing temporary differences.

        The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results, and the reversal of temporary tax differences. At August 31, 2003, the Company evaluated the net deferred tax asset, taking into consideration operating results, and determined that a valuation allowance of $480,500 should be maintained. The Company believes it is more likely than not that the net deferred tax asset of $899,735 will be realized.

Capital Resources and Liquidity

        The Company's primary need for capital has been to invest in software development, and in computers and related equipment for its internal use. The Company invested $461,690 and $452,887 during fiscal 2003 and 2002 in software development. These expenditures related to HIPAA related enhancements to all its products, and the new browser version of the Company's LIS product, CyberLAB®, and other product enhancements. The Company anticipates expending additional sums during fiscal 2004 on product enhancements to all its products and the further development of the new browser version of the Company's LIS product, CyberLAB®. During fiscal 2003, the Company invested an aggregate of $120,281 in additions to fixed assets primarily consisting of computers and software, as compared to an investment of $80,719 in 2002.

        As of August 31, 2003, the Company's working capital amounted to $1,621,807 compared to $1,543,416 as of August 31, 2002. The Company's current ratio was 1.7 at August 31, 2003 as compared to 1.6 at August 31, 2002. At August 31, 2003 the Company's credit facilities with its bank consisted of a revolving line of credit of $500,000, of which there were no amounts outstanding. The bank credit agreement is through February 1, 2004 and contains certain loan covenants and financial ratio requirements. As of August 31, 2003, the Company was in compliance with all of the covenants and financial ratio requirements required by its bank.

        Cash flows from operating activities were $603,584 for the 2003 fiscal year, compared to $1,126,631 for the 2002 fiscal year. The decrease in cash flow from operating activities was primarily attributable to the decrease in net income from operations during fiscal 2003 and payment of bonuses earned in the prior fiscal year.

        Net cash used in investing activities totaled $581,971 for the 2003 fiscal year, compared to $533,606 used in investing activities during the 2002 fiscal year. The change was the result of an increase in capital expenditures, and an increase in software capitalization costs compared to the prior fiscal year.

        Cash flows from financing activities amounted to $25,900 during the 2003 fiscal year compared to net cash used in financing activities of $226,223 in fiscal 2002. The change in fiscal 2003 resulted primarily from the payoff of all outstanding amounts under the revolving line of credit net of borrowings in fiscal 2002 and exercise of stock options.

        The Company's primary source of working capital has been generated from earnings, and borrowings on its line of credit. The Company's results of operations for the current fiscal year ended August 31, 2003 produced operating cash flow of approximately $604,000, which was sufficient to fund its product development activities, and to invest in new marketing programs. Furthermore, the Company was able to generate an overall increase in its cash balance from the prior fiscal year end as well as maintain a cash balance of over $1,000.000 at fiscal year end. Management believes that its sales pipeline is adequate to produce comparable operating cash flow in the 2004 fiscal year, and that its projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for its 2004 fiscal year. However, an unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems. If such events were to occur the Company may have to seek alternative financing.

Contractual Obligations

        The following summarizes our contractual obligations at August 31, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$427	$427	$—	$—	$—
Operating leases	$1,173,060	$268,896	$561,993	$342,171	$—
Note payable (1)	$—	$—	$—	$—	$—

(1)
At August 31, 2003, the Company did not have an outstanding balance under the note payable.

Seasonality, Inflation and Industry Trends

        The Company's sales are generally higher in the winter and spring. Inflation has not had a material effect on the Company's business since the Company has been able to adjust the prices of its products and services in response to inflationary pressures. Management believes that most phases of the healthcare segment of the computer industry will continue to be highly competitive, and that potential healthcare reforms including those promulgated by HIPAA may have a long-term positive impact on its business. With respect to the compliance issues brought about by HIPAA, the Company has invested heavily in new application modules to assist its clients in meeting their regulatory goals. Management believes that the new modules will be key selling points and will provide a competitive advantage. In addition, management believes that the healthcare information technology industry will be marked with more significant technological advances, which will improve the quality of service and reduce costs. The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings, improving and expanding its services, and by constantly enhancing its software applications.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of CCA's financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory

        The Company's inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with its clients. Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items. Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, or in the case of the long-term component inventory, on managements estimation of the usage of specific inventory items and net realizable value. Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which are specifically reserved. In addition, reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known. At August 31, 2003 and 2002, the inventory reserve was $76,273 and $70,569 respectively.

Accounts Receivable

        Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The accounts receivable balance at August 31, 2003 was $2,063,311, net of allowance for doubtful accounts of $17,362.

Revenue Recognition

        Revenues are derived primarily from the sale of clinical information systems and the provision of services. The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services. The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements." SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements. The Company allocates revenue to each element in a multiple- element arrangement based on the element's respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract. The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software. At August 31, 2003 and 2002, the deferred revenue was $501,507 and $561,385, respectively.

        Post Implementation software and hardware maintenance services are marketed under monthly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided. Deferred revenue related to CIS sales is comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized. At August 31, 2003 and 2002, deferred service contract income was $1,115,366 and $973,931, respectively.

Software Development Costs

        Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product not to exceed five years. For the years 2003 and 2002, the Company capitalized $461,690 and $452,887, respectively. For 2003 and 2002, the balance of capitalized software costs were $1,360,374 and $1,365,763 net of accumulated amortization of $1,114,645 and $1,200,993, respectively.

Risk Factors

        In evaluating the Company, various risk factors and other information should be carefully considered. The risks and uncertainties described below are not the only ones that impact the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also have an adverse impact on us. Among other things, this discussion contains forward-looking statements that are based on certain assumptions about future risks and uncertainties. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true.

CCA faces intense competition from both established entities and new entries in the market that may adversely affect our revenues and profitability

        There are many companies with active research and development programs both in and outside of the healthcare information technology industry. Many of these companies have considerable experience in areas of competing interest to us. Additionally, we cannot determine if other firms are conducting potentially competitive research, which could result in the development and introduction of products that are either comparable or superior to the products we sell. Further, new product introductions, product enhancements and the use of other technologies by our competitors could lead to a loss of market acceptance and cause a decline in sales or gross margins.

CCA's success depends on its ability to attract, retain and motivate management and other skilled employees

        CCA's success depends upon the continued services of key management and skilled personnel. Competition for qualified personnel is intense and there are a limited number of people with knowledge of, and experience in, our industry. We do not have employment agreements with most of our key employees. However, we generally enter into agreements with our employees regarding patents, confidentiality and related matters. We do not maintain life insurance polices on our employees. Our loss of key personnel, especially without advance notice, or our inability to hire or retain qualified personnel, could have a material adverse effect on sales and our ability to maintain our technological edge. We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

Any failure to successfully introduce future products into the market could adversely affect our business

        The commercial success of future products depends upon their acceptance by the medical community. Our future product plans include capital-intensive clinical information systems. We believe that these products can significantly reduce labor costs, improve patient care and offer other distinctive benefits to the medical community. However, there is often market resistance to products that require significant capital expenditures or which eliminate jobs through automation. We can make no assurance that the market will accept our future products and systems, or that sales of our future products and systems will grow at the rates expected by our management.

If CCA fails to meet changing demands of technology, we may not continue to be able to compete successfully with competitors

        The market for CCA's products and systems is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Our future success depends upon our ability to introduce new products that keep pace with technological developments, enhance current product lines and respond to evolving client requirements. Our failure to meet these demands could result in a loss of our market share and competitiveness and could harm our revenues and results of operations.

Any failure or inability to protect our technology and confidential information could adversely affect our business

        Trade Secrets.    We have trade secrets, unpatented technology and proprietary knowledge related to the sale, promotion, design, operation, and development of our products. We generally enter into confidentiality agreements with our employees and consultants. However, we cannot guarantee that our trade secrets, unpatented technology or proprietary knowledge will not become known or be independently developed by competitors. If any of this proprietary information becomes know to third parties, we may have no practical recourse against these parties.

        Copyrights.    We claim copyrights in our software and also claim trademark rights in the United States and other foreign countries where we sell our products. However, we can make no assurance that we will be able to obtain enforceable copyright and trademark protection, nor that this protection will provide us a significant commercial advantage.

CCA operates in a consolidating industry which creates barriers to market penetration

        The healthcare information technology industry in recent years has been characterized by consolidation by both healthcare providers who are our clients and by those companies that we compete against. Large hospital chains and groups of affiliated hospitals prefer to negotiate comprehensive contracts for all of their system needs with larger vendors who offer broader product lines and services. The convenience offered by these large vendors are administrative and financial incentives that we cannot offer our clients.

CCA's products may be subject to government regulation in the future that could impair our operations

        CCA's products could be subject to stringent government regulation in the United States and other countries in the future. These regulatory processes can be lengthy, expensive and uncertain. Additionally, securing necessary clearances or approvals may require the submission of extensive data and other supporting information. Failure to comply with applicable requirements could result in fines, recall, total or partial suspension of distribution, or withdrawal of existing product. If any of these things occur, it could have a material adverse impact on our business.

Changes in government regulation of the healthcare industry could adversely affect CCA's business.

        Federal and state legislative proposals are periodically introduced or proposed that would affect major changes in the healthcare system, nationally, at the state level or both. Future legislation, regulation or payment policies of Medicare, Medicaid, private health insurance plans, health maintenance organizations and other third-party payors could adversely affect the demand for our current or future products and our ability to sell our products on a profitable basis. Moreover, healthcare legislation is an area of extensive and dynamic change, and we cannot predict future legislative changes in the healthcare field or their impact on our industry or our business.

Defective products may subject CCA to liability

        CCA's products are used to gather information for professionals to make medical decisions, diagnosis, and treatment. Accordingly, the manufacture and sale of our products entails an inherent risk of product liability arising from an inaccurate, or allegedly inaccurate, test or procedure result. We currently maintain product liability insurance coverage for up to $2.0 million per incident and up to an aggregate of $4.0 million per year. Although management believes this liability coverage is sufficient protection against future claims, there can be no assurance of the sufficiency of these policies. We have not received any indication that our insurance carrier will not renew our product liability insurance at or near current premiums; however, we cannot guarantee that this will continue to be the case.

Health Insurance Portability and Accountability Act (HIPAA)

        Our business is substantially impacted by the requirements of HIPAA and our products must maintain the confidentiality of a patents medical records and information. These requirements also apply to most of our clients. We believe our products meet the standards of HIPAA and may require our clients to upgrade their systems, but our clients' preoccupation with HIPAA may adversely impact sales of our products, and the costs of compliance with HIPAA could have an impact on our product margins and selling, general and administrative expenses incurred by us and could negatively impact our net income.

Forward-Looking Statements

        This Annual Report on Form 10-KSB contains forward-looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. Stockholders should understand that the uncertainties and other factors identified in this Annual Report and its exhibits are not a comprehensive list of all the uncertainties and other risk factors, which may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors, which could affect those statements.

New Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged.

        On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 in the fiscal fourth quarter. The adoption of SFAS No. 149 did not have an impact on the Company's results of operations, financial position or cash flows.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). This statement affects the classification, measurement, and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers shares. In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have an impact on the Company's consolidated financial position or disclosures.

        In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The provisions of FIN 45 are effective for year-end 2003. Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003. The following is a summary of the Company's agreements that it has determined are within the scope of FIN 45.

        In accordance with the bylaws of the Company, officers and directors are indemnified for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions of its bylaws is unlimited. However, the Company has a director and officer liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of the indemnification provisions of its bylaws is minimal and therefore, the Company has not recorded any related liabilities.

        The Company enters into indemnification provisions under agreements with various parties in the normal course of business, typically with customers and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains general liability, errors and omissions, and professional liability insurance in order to mitigate such risks. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any related liabilities.

        In January 2003, FASB issued FASB Interpretation No.46 (FIN No. 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company's financial position and results of operations.

Item 7.    Financial Statements.

        For a list of financial statements filed as part of this report, see index to Financial Statements and Financial Statement Schedules on page F-1.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        Not applicable.

Item 8A.    Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    The Company's Chief Executive Officer and Chief Accounting Officer, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer believe that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiary) required to be included in the report.

        (b)    Changes in Internal Controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

        The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, (2) to maintain accountability for assets, and (3) to ensure that access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for access is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Background information concerning each present Director, executive officer and each nominee for the office of Director of Company is as follows:

Name, Age	Office with Company; Background Information	Year First Elected Director
Bruce M. Miller, 57	Chairman of the Board and Chief Technology Officer since its inception in 1978.	1978
Steven M. Besbeck, 55	President, Chief Executive Officer of the Company since August 1983 and a Director of the Company since November 1980 and Chief Financial Officer. Director of International Remote Imaging Systems.	1980
James R. Helms, 59	Vice President/Operations since 1982 and Secretary.	1987
Lawrence S. Schmid, 62	President and Chief Executive Officer, Strategic Directions International, Inc., a management consulting firm specializing in technology companies.	1991
Robert S. Fogerson, Jr., 50	General Manager, of ViroMED Laboratories, Inc., a leading laboratory providing clinical testing services since 1998. Mr. Fogerson had previously served in various capacities at PharmChem Laboratories since 1975.	1992
Norman R. Cohen, 66	Private Investor, retired attorney. Prior to his retirement in August 2003 Mr. Cohen had been engaged in the active practice of law for more than forty years, primarily in the areas of corporate and securities law.	2003
Christopher S. Coleman, 35	Vice-President/Sales since March 2002. Director of Sales from February 2000, and Regional Sales Manager previously since 1996.
Anahita Villafane, 33	Controller and Chief Accounting Officer since April 2000. Previously Ms. Villafane was an audit manager with BDO Seidman, LLP since 1996.

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

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended August 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.    Executive Compensation.

        Incorporated by reference from "Executive Compensation" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2004 Annual Meeting of the Company's Shareholders.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

        Incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2004 Annual Meeting of the Company's Shareholders.

Item 12.    Certain Relationships and Related Transactions.

        Incorporated by reference from "Certain Relationships and Related Transactions" in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2004 Annual Meeting of the Company's Shareholders.

Item 13.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

2.1	(4)	Asset Purchase Agreement.
3.1	(1)	Restated Articles of Incorporation, as Amended.
3.2	(1)	By-Laws, as amended.
4.1	(1)	Specimen Share Certificate.
4.2	(2)	Specimen Warrant Certificate.
4.3	(2)	Form of Underwriter's Warrant.
4.8	(4)	Warrant Agreement and Warrant Certificate between CCA and Western States Pharmacy Consultants, Ltd.
4.9	(4)	Warrant Agreement and Warrant Certificate between CCA and James L.D. Roser.
4.10	(4)	Warrant Agreement and Warrant Certificate between CCA and The Roser Partnership.
4.11	(4)	Warrant Agreement and Warrant Certificate between CCA and Epigen, Inc.
4.12	(6)	Registration Rights Agreement.
10.1	(2)	Warrant Agreement.
10.2	(2)	The Company's product warranties.
10.5	(1)	14% Subordinated Convertible Debenture due December 21, 1987.
10.6	(1)	Form of 1983 Warrants.
10.7	(1)	Form of 1982 Warrant.

10.8	(2)	Original Equipment Manufacturer Contracts.
10.9	(2)	Michael Miller Consulting Agreement.
10.10	(2)	Boehringer Mannheim (Canada) Joint Marketing Agreement.
10.12	(3)	Lease for Premises at 26664 Agoura Road, Calabasas, California.
10.13	(3)	SAC Shareholders' Agreement.
10.14	(6)	Lease for Premises at 26115-A Mureau Road, Calabasas, California.
10.15	(6)	Mission Park Agreement.
23.1		Consent of BDO Seidman, LLP
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Executive compensation plans and arrangements.

4.4	(1)	1982 Non-Qualified Stock Option Plan.
4.5	(2)	1982 Incentive Stock Option Plan, as amended.
4.6	(4)	1992 Incentive Stock Option Plan.
4.7	(5)	1992 Non-Qualified Stock Option Plan.
4.8	(7)	1997 Stock Option Plan
10.3	(2)	Bruce Miller Employment Agreement.
10.4	(2)	Steven Besbeck Employment Agreement.

(1)
Previously filed as an exhibit to the Company's Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2-85265.

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

(b)
Reports on Form 8-K
The Company filed a report on Form 8-K on December 12, 2003.
The Company filed a report on Form 8-K on April 11, 2003.
The Company filed a report on Form 8-K on July 14, 2003.

(7)
Previously filed as an exhibit to the Company's Proxy Statement and Notice of Annual Meeting of Shareholders dated March 24, 1997.

Item 14.    Principal Accountant Fees and Services.

        Incorporated by reference from Principal Accountant Fees and Services in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2004 Annual Meeting of the Company's Shareholders.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.
Dated: November 21, 2003	By:	/s/ STEVEN M. BESBECK Steven M. Besbeck, President, Chief Executive Officer, and Chief Financial Officer.

        In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRUCE M. MILLER Bruce M. Miller	Chairman of the Board and Chief Technology Officer	November 21, 2003
/s/ STEVEN M. BESBECK Steven M. Besbeck	President, Chief Executive Officer, Chief Financial Officer and Director	November 21, 2003
/s/ JAMES R. HELMS James R. Helms	Vice President, Operations, Secretary and Director	November 21, 2003
/s/ LAWRENCE S. SCHMID Lawrence S. Schmid	Director	November 21, 2003
/s/ ROBERT S. FOGERSON, JR. Robert S. Fogerson, Jr.	Director	November 21, 2003
/s/ NORMAN R. COHEN, Norman R. Cohen	Director	November 21, 2003
/s/ ANAHITA VILLAFANE Anahita Villafane	Controller Chief Accounting Officer	November 21, 2003
/s/ CHRISTOPHER S. COLEMAN Christopher S. Coleman	Vice President, Sales	November 21, 2003

CREATIVE COMPUTER APPLICATIONS, INC.

Consolidated Financial Statements

For the Years Ended August 31, 2003 and 2002

CREATIVE COMPUTER APPLICATIONS, INC.
INDEX

Page
Report of Independent Certified Public Accountants	F-2
Consolidated Financial Statements
Balance Sheets—August 31, 2003 and 2002	F-3
Statements of Operations—Years ended August 31, 2003, 2002 and 2001	F-4
Statements of Shareholders' Equity—Years ended August 31, 2003, 2002 and 2001	F-5
Statements of Cash Flows—Years ended August 31, 2003, 2002 and 2001	F-6
Notes to Consolidated Financial Statements	F-7 - F-19

Report of Independent Certified Public Accountants

Board of Directors and Shareholders
Creative Computer Applications, Inc. and Subsidiary

        We have audited the accompanying consolidated balance sheets of Creative Computer Applications, Inc. and subsidiary as of August 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Computer Applications, Inc. and subsidiary at August 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP
Los Angeles, California October 24, 2003

CREATIVE COMPUTER APPLICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash	$1,075,323	$1,027,810
Receivables, net	2,063,311	2,089,274
Inventory	164,581	183,640
Prepaid expenses	231,117	183,251
Deferred tax asset	362,850	488,600

TOTAL CURRENT ASSETS	3,897,182	3,972,575
PROPERTY AND EQUIPMENT, net	219,627	251,458
INVENTORY OF COMPONENT PARTS	267,275	245,889
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,114,645 and $1,200,993	1,360,374	1,365,763
DEFERRED TAX ASSET	536,885	456,691

	$6,281,343	$6,292,376

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to bank	$—	$—
Accounts payable	207,624	224,418
Accrued liabilities:
Vacation pay	185,508	151,930
Accrued payroll	105,768	97,672
Other	159,241	396,712
Deferred service contract income	1,115,366	973,931
Deferred revenue on system sales	501,507	561,385
Capital lease obligation, current portion	361	23,111

TOTAL CURRENT LIABILITIES	2,275,375	2,429,159

COMMITMENTS
SHAREHOLDERS' EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,318,900 and 3,266,400 shares issued and outstanding	6,192,692	6,144,042
Accumulated deficit	(2,186,724)	(2,280,825)

TOTAL SHAREHOLDERS' EQUITY	4,005,968	3,863,217

	$6,281,343	$6,292,376

See notes to consolidated financial statements.

CREATIVE COMPUTER APPLICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended August 31,
	2003	2002	2001
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$3,144,293	$3,723,551	$2,282,254
Service revenue	4,236,828	4,107,466	3,670,760

TOTAL SYSTEM SALES AND SERVICE REVENUE	7,381,121	7,831,017	5,953,014
COST OF PRODUCTS AND SERVICES SOLD:
System sales	2,099,738	2,118,221	1,748,843
Service revenue	1,470,861	1,467,940	1,565,829

TOTAL COST OF PRODUCTS AND SERVICES SOLD	3,570,599	3,586,161	3,314,672

GROSS PROFIT	3,810,522	4,244,856	2,638,342
RESEARCH AND DEVELOPMENT EXPENSE	901,564	790,609	781,357
SELLING AND ADMINISTRATIVE EXPENSES	2,780,214	2,730,107	2,381,371

OPERATING INCOME (LOSS)	128,744	724,140	(524,386)
OTHER INCOME (EXPENSE):
Interest income	19,776	12,490	21,630
Interest and other expense	(8,863)	(15,471)	(9,894)

TOTAL OTHER INCOME (EXPENSE)	10,913	(2,981)	11,736

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	139,657	721,159	(512,650)
PROVISION FOR INCOME TAXES	45,556	289,500	—

NET INCOME (LOSS)	$94,101	$431,659	$(512,650)

EARNINGS (LOSS) PER SHARE:
Basic	$.03	$.13	$(.16)
Diluted	$.03	$.13	$(.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,294,108	3,243,317	3,188,375
Diluted	3,526,681	3,310,286	3,188,375

See notes to consolidated financial statements.

CREATIVE COMPUTER APPLICATIONS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Shares	Common Shares Amount	Accumulated Deficit	Total Shareholders' Equity
BALANCE, September 1, 2000	3,173,575	$6,092,144	$(2,199,834)	$3,892,310
Issuance of common shares	47,450	16,020	—	16,020
Net loss	—	—	(512,650)	(512,650)

BALANCE, August 31, 2001	3,221,025	6,108,164	(2,712,484)	3,395,680
Exercise of stock options	35,375	32,378	—	32,378
Issuance of common shares	10,000	3,500	—	3,500
Net income	—	—	431,659	431,659

BALANCE, August 31, 2002	3,266,400	6,144,042	(2,280,825)	3,863,217
Exercise of stock options	52,500	48,650	—	48,650
Net income	—	—	94,101	94,101

BALANCE, August 31, 2003	3,318,900	$6,192,692	$(2,186,724)	$4,005,968

See notes to consolidated financial statements.

CREATIVE COMPUTER APPLICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Years ended August 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$94,101	$431,659	$(512,650)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	152,112	332,185	340,325
Amortization of capitalized software costs	467,079	424,596	397,018
Provision for doubtful accounts	5,785	—	14,004
Deferred tax provision	45,556	285,209	—
Increase (decrease) from changes in:
Receivables	20,178	(879,402)	6,308
Inventories	(2,327)	110,704	123,194
Prepaid expenses	(47,866)	(41,032)	(15,586)
Other assets	—	13,795	(6,195)
Accounts payable	(16,794)	8,331	4,951
Accrued liabilities	(195,797)	211,234	(1,438)
Deferred service contract income	141,435	142,058	(13,053)
Deferred revenue on system sales	(59,878)	87,294	83,118

Net cash provided by operating activities	603,584	1,126,631	419,996

INVESTING ACTIVITIES
Additions to property and equipment	(120,281)	(80,719)	(114,261)
Additions to capitalized software costs	(461,690)	(452,887)	(424,022)

Net cash used in investing activities	(581,971)	(533,606)	(538,283)

FINANCING ACTIVITIES
Borrowings on notes payable	—	300,000	200,000
Payments on notes payable	—	(539,351)	(100,649)
Additions to capital lease	—	—	68,251
Payments on capital lease obligations	(22,750)	(22,750)	(22,390)
Proceeds from issuance of stock	—	3,500	16,020
Exercise of stock options and warrants	48,650	32,378	—

Net cash provided by (used in) financing activities	25,900	(226,223)	161,232

NET INCREASE IN CASH	47,513	366,802	42,945
CASH, beginning of year	1,027,810	661,008	618,063

CASH, end of year	$1,075,323	$1,027,810	$661,008

See notes to consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business Activities

        Creative Computer Applications, Inc. (the "Company"), a California corporation, was formed in 1978. The Company develops, assembles, markets, installs and services computer-based Clinical Information Systems and products, which automate the acquisition and management of clinical data for the healthcare industry. The Company sells its products and systems, including the implementation of such products and systems, primarily to hospitals, clinics, reference laboratories and other healthcare institutions. The Company also generates revenue through service contracts with customers to provide technical support and repair services for specified periods of time. The Company primarily markets its products and services in the United States, Canada, The Caribbean and South-east Asia.

        The accompanying consolidated financial statements include the accounts of Creative Computer Applications, Inc. and its wholly owned subsidiary, Xymed.com, which was formed in September 1999. The Company provides an application service provider and data outsourcing services through Xymed.com. During the year ended August 31, 2003 and 2002 the operations of Xymed.com were immaterial. All intercompany transactions have been eliminated.

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

        The Company maintains the majority of its cash and cash equivalents in a number of commercial bank accounts. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 each. At August 31, 2003, the Company had approximately $13,215 at a bank, which was in excess of the FDIC insurance limit.

  Inventories

        Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.

        The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets. Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage. Allowances are made for quantities on hand in excess of estimated future usage. At August 31, 2003 and 2002 the inventory allowance was $76,273 and $70,569.

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

  Capitalized Software Costs

        In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the product's total estimated revenues method, subject to an annual minimum based on straight-line amortization over the product's estimated economic useful life, not to exceed five years. The Company reviews capitalized software costs for impairment on an annual basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded.

        During the years ended August 31, 2003, 2002 and 2001, the Company capitalized $461,690, $452,887 and $424,022 of software development costs. Amortization expense of capitalized software development costs, included in cost of sales, for the years ended August 31, 2003, 2002 and 2001 amounted to $467,079, $424,596 and $397,018.

  Revenue Recognition

          System Sales

        In accordance with Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2"), and SAB 101, "Revenue Recognition in Financial Statements", the Company recognizes revenue on sales of Clinical Information Systems and data acquisition products when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and the system is functional, (iii) the vendor's fee is fixed or determinable and (iv) collectability is probable. Also in accordance with SOP 97-2, the Company allocates the fee of a multiple element contract to the various elements based on vendor-specific objective evidence of fair value. Revenue allocated to a specific element is recognized when the basic revenue recognition criteria above is met for that element. If sufficient vendor-specific objective evidence for all elements does not exist to allocate revenue to the elements, all revenue from the arrangement generally is deferred until such evidence does exist or until all elements have been delivered. Revenues related to installation of systems requiring substantial future performance by the Company are recognized using the percentage-of-completion method based on meeting key milestone events over the terms of the contract. Implementation revenue, consisting primarily of installation and training, is recognized as revenue as the services are performed.

        As a result of the above provisions, the Company recorded deferred revenue on system sales of $501,507 and $561,385 at August 31, 2003 and 2002.

          Service Revenue

        Service revenues are recognized ratably over the contractual period (usually one year) or as the services are provided. These services are not essential to the functionality of any other elements and are separately stated. At August 31, 2003 and 2002, the Company had deferred service revenues of $1,115,366 and $973,931.

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

        The Company accounts for stock based compensation to employees using the intrinsic value method in accordance with APB 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock. The Company accounts for stock based compensation to non-employees in accordance with SFAS No. 123. The Company applies SFAS No. 123 in valuing options granted to non-employees and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as expense as services are provided. See "New Accounting Pronouncements" for additional discussion.

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

  New Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. See Note 1 for further discussion. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation.

	August 31,
	2003	2002	2001
Net income (loss), as reported	$94,101	$431,659	$(512,650)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(41,854)	(64,370)	(31,922)

Net income (loss), pro forma	52,247	367,289	(544,572)
Basic net earnings (loss) per share, as reported	..03	..13	(0.16)
Basic net earnings (loss) per share, pro forma	.02	.11	(0.17)
Diluted net earnings (loss) per share, as reported	..03	..13	(0.16)
Diluted net earnings (loss) per share, pro forma	.02	.11	(0.17)

        On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 in the fiscal fourth quarter. The adoption of SFAS

No. 149 did not have an impact on the Company's results of operations, financial position or cash flows.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). This statement affects the classification, measurement, and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers shares. In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have an impact on the Company's consolidated financial position or disclosures.

        In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The provisions of FIN 45 are effective for year-end 2003. Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003. See Note 5 for further discussion.

        In January 2003, FASB issued FASB Interpretation No.46 (FIN No. 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company's financial position and results of operations.

NOTE 2—RECEIVABLES

        Receivables are summarized as follows:

	August 31,
	2003	2002
Billed receivables	$1,215,357	$1,369,831
Unbilled receivables	865,316	751,691
Allowance for doubtful accounts	(17,362)	(32,248)

	$2,063,311	$2,089,274

NOTE 3—PROPERTY AND EQUIPMENT

        Property and equipment are summarized as follows:

	August 31,
	2003	2002
Machinery and equipment	$315,549	$336,915
Furniture and fixtures	304,584	330,445
Data processing equipment	1,155,653	1,126,104
Leasehold improvements	103,153	64,338

	1,878,939	1,857,802
Accumulated depreciation and amortization	(1,659,312)	(1,606,344)

	$219,627	$251,458

        At August 31, 2003 and 2002, the Company had various computer equipment under capital lease agreements in the amount of $68,251 at both dates with related accumulated amortization thereon of $67,890 and $45,140, respectively.

        During the years ended August 31, 2003 and 2002, the Company wrote-off fully amortized assets of $99,143 and $371,296, respectively.

        Depreciation and amortization expense for property and equipment for the years ended August 31, 2003, 2002 and 2001 was $152,112, $227,441 and $274,533.

NOTE 4—NOTES PAYABLE TO BANK

        At August 31, 2003 and 2002, the Company had a Line of credit of $500,000 with a bank with interest at the bank's prime rate plus 1% (4.00% at August 31, 2003). The line matures on February 1, 2004, and is collateralized by substantially all of the Company's assets

        The outstanding line of credit balance at August 31, 2003 is currently available and is covered by a note agreement that requires the Company to meet certain covenants, including various financial ratios. At August 31, 2003, the Company does not have an outstanding balance under the line of credit. The Company is in compliance with all covenants at August 31, 2003.

NOTE 5—COMMITMENTS

  Operating Leases

        The Company leases office and warehouse space in Calabasas, California under a non-cancelable operating lease expiring in fiscal 2008.

  Capital Lease

        The Company entered into a lease agreement, which is classified as a capital lease and expires on October 1, 2003. Computer equipment leases have purchase options at the end of the original lease term.

        Future minimum lease payments, by year and in the aggregate, under capital and the facility leases with initial or remaining terms of one year or more are as follows:

Fiscal year ending August 31,	Capital Leases	Operating Leases
2004	$427	$268,896
2005	—	276,963
2006	—	285,030
2007	—	293,097
2008	—	49,074

Total minimum lease payments	427	$1,173,060

Less amount representing interest	(66)

Present value of net minimum lease payment	361
Less current portion	(361)

Total minimum lease payments	$—

        Rent expense for the years ended August 31, 2003, 2002 and 2001 was approximately $254,000, $220,000 and $231,000.

  Employee Benefit Plan

        The Company maintains a 401(k) profit sharing plan that allows eligible employees to defer up to 100% of their earnings, on a pre-tax basis, subject to dollar limitations of the Internal Revenue Code. The Company provides a discretionary match on eligible employee contributions, which is determined on an annual basis. The amount of matching contribution for 2003 and 2002 was 25% of the eligible employee's contribution up to 4% of the eligible employee's total salary. Vesting of the matching contributions by the Company is 20% for each full year of employment. For the years ended August 31, 2003 and 2002, contributions were $24,825 and $23,963, respectively.

  Guarantees and Indemnifications

        In accordance with the bylaws of the Company, officers and directors are indemnified for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions of its bylaws is unlimited. However, the Company has a director and officer liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of the indemnification provisions of its bylaws is minimal and therefore, the Company has not recorded any related liabilities.

        The Company enters into indemnification provisions under agreements with various parties in the normal course of business, typically with customers and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains general liability, errors and omissions, and professional liability insurance in order to mitigate such risks. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any related liabilities.

  Warranties and Product Liability

        The Company warrants that its products conform to their respective functional specifications. The Company's data acquisition products and components are warranted against faulty materials and workmanship for 90 days. The Company also warrants its application software incorporated in its Laboratory, Radiology, and Pharmacy Information Systems for 90 days. However, such warranties are extended throughout the term of extended service agreements that clients may elect to enter into with the Company. Direct costs associated with the initial warranties have been insignificant. The computers that the Company currently sells as part of its Clinical Information Systems are subject to the warranties of their manufacturers. The manufacturers generally warrant their products against faulty material and workmanship for one to three years. The Company passes through the manufacturers warranties to the end users and in most cases contracts with the manufacturers are to provide onsite warranty services through the manufacturers service network.

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

NOTE 6—SHAREHOLDERS' EQUITY

Stock Option Plan and Warrants

        During 1997, the Company adopted the 1997 Non-Qualified and Incentive Stock Option Plan ("the Plan"). Under the 1997 Non-Qualified Stock Option Plan, the Company may grant a maximum of 300,000 common shares (officers and directors may acquire no more than 150,000 common shares) and no options may be granted at a price less than 85 percent of the fair market value of the common shares on the date of grant. Under the 1997 Incentive Stock Option Plan, the Company may grant a maximum of 500,000 common shares (officers and directors may acquire no more than 250,000 common shares). In addition, under the 1997 Incentive Stock Option Plan, options can not be granted at a price less than 100 percent of the fair market value of the common shares on the date of grant for officers, directors and employees who own less than 10 percent of the Company's common shares and not less than 110 percent of fair market value for those officers, directors, and employees who own 10 percent or more of the Company's common shares. Under the 1997 Plan, options granted to optionees owning less than 10 percent of the Company's outstanding voting securities may exercise their options within ten years from the date of grant. Options granted to optionees owning 10 percent or more of the Company's outstanding voting securities have an exercise term of no more than five years from the date of grant. Options granted to optionees owning 10 percent or more of the Company's outstanding voting securities have an exercise term of no more than five years from the date of grant. No options under either plan can be exercised if the optionee had been previously granted an option that had not been exercised or had not expired. No options can be exercised during the first year of the option term. At August 31, 2003, the 1997 plan has 365,000 options outstanding and 160,000 options exercisable. The plan expires in 2008.

        The Company has also granted special options approved by the Board of Directors to officers and directors and financial consultants. The options were granted at the fair market value at the date of grant and are exercisable over periods ranging from two to five years after which they expire. 300,000 shares of the special grants are outstanding and exercisable and are included in the non-qualified plan shares at August 31, 2003.

        During fiscal 1999, the Company issued to a financial consultant a warrant to purchase a total of 125,000 common shares of the Company exercisable a $1.50 per share, which expired in June 2003.

        Option and warrant activity through August 31, 2003 is summarized below:

	Non-Qualified Plans		Incentive Plans		Warrants
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
September 1, 2000	470,000	$0.91	292,815	$0.97	125,000	$1.50
Options canceled range from $.90 to $1.00	—	—	(36,000)	$0.98	—	—
Options expired range from $.90 to $0.99	(20,000)	$0.92	(34,815)	$0.90	—	—

Options and warrants outstanding at August 31, 2001	450,000	$0.91	222,000	$1.00	125,000	$1.50
Options granted range from $.72 to $1.00	20,000	$0.72	80,000	$0.84	—	—
Options canceled range from $.90 to $1.00	—	—	(10,000)	$1.00	—	—
Options expired range from $.90 to $0.99	(49,000)	$0.92	(20,125)	$0.92	—	—
Options exercised range from $.90 to $.99	(26,000)	$0.93	(9,375)	$0.90	—	—

Options and warrants outstanding at August 31, 2002	395,000	$0.90	262,500	$1.00	125,000	$1.50
Options granted range from $1.60 to $1.76	20,000	$1.60	70,000	$1.65	—	—
Options cancelled at $1.00	—	—	(10,000)	$1.00	—	—
Options and warrants expired range from $.90 to $1.50	(15,000)	$0.90	(5,000)	$0.90	(125,000)	$1.50
Options exercised range from $.90 to $1.00	(20,000)	$0.90	(32,500)	$0.94	—	—

Options outstanding at August 31, 2003	380,000	$0.94	285,000	$1.13	—	—

Options exercisable at August 31, 2003	335,000	$0.91	125,000	$1.00	—	—

Options available for grant at August 31, 2003	156,875		174,000

        Information relating to stock options and warrants, at August 31, 2003 summarized by exercise price is as follows:

	Outstanding			Exercisable
		Weighted Average		Weighted Average
Exercise Price Per Share	Shares	Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$0.72	30,000	42.0	$0.72	7,500	$0.72
$0.79	20,000	42.0	$0.79	5,000	$0.79
$1.00	125,000	25.4	$1.00	82,500	$1.00
$1.10	40,000	23.0	$1.10	30,000	$1.10
$1.60	50,000	57.5	$1.60	—	$1.60
$1.76	20,000	57.5	$1.76	—	$1.76

	285,000	35.9	$1.13	125,000	$1.00

Non-Qualified Stock Option Plan:
$0.72	20,000	42.0	$0.72	5,000	$0.72
$0.90	300,000	4.0	$0.90	300,000	$0.90
$1.00	40,000	23.0	$1.00	30,000	$1.00
$1.60	20,000	57.5	$1.60	—	$1.60

	380,000	10.8	$0.94	335,000	$0.91

        The Company accounts for employee stock-based compensation arrangements using the intrinsic value method in accordance with APB No. 25 and related interpretations and has adopted the disclosure-only provisions of SFAS No.123 as amended by SFAS No. 148. Accordingly, no compensation expense has been recognized for options issued to employees in conjunction with the stock option agreements and stock-based compensation plans discussed above.

        The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for grants in 2003, 2002 and 2001; expected life of options, 5 years for all years; expected volatility ranging from 67% to 126%; and risk-free interest rate ranging 3.8% to 6.1%. The weighted average fair value on the date of grants for options granted during 2003, 2002 and 2001 was $1.25, $0.64, and $0.33 per option.

Stock Issuances

        During the year ended August 31, 2003, 2002 and 2001, the Company issued common shares of 0 10,000, and 47,450 for cash amounting to $0, $3,500, and $16,020.

NOTE 7—INCOME TAX PROVISION (BENEFIT)

        The provision (benefit) for income taxes consist of the following:

	August 31,
	2003	2002	2001
Current taxes:
Federal	$—	$—	$—
State	4,212	5,891	—
Deferred
Federal	(244,871)	273,877	(21,400)
State	(26,785)	98,932	—

	(267,444)	378,700	(21,400)
Change in valuation allowance	313,000	(89,200)	21,400

Income tax provision (benefit)	$45,556	$289,500	$—

        Income tax provision (benefit) differs from the amount obtained by applying the statutory federal income tax rate to income before income tax expense as follows:

	August 31,
	2003	2002	2001
Computed provision (benefit) for taxes based on income at statutory rate	34.0%	34.0%	(34.0)%
State taxes, net of benefit of state net operating loss carryforward	3.0	14.5	0.5
Change in valuation allowance	(43.1)	(12.4)	4.2
Permanent differences and other	38.7	4.0	29.3

	32.6%	40.1%	—%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of August 31, 2003 and 2002 are approximately as follows:

	August 31,
	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$6,900	$12,900
Inventory uniform capitalization and reserve	20,500	28,200
Accrued vacation	63,400	60,800
Deferred revenue	226,400	203,800
Depreciation and amortization	204,400	113,200
Net operating loss carryforwards	717,400	897,200
Tax credits	672,900	346,900
Other	12,400	—

Gross deferred tax assets	1,924,300	1,663,000
Deferred tax liability:
Capitalized software costs	(544,100)	(546,300)
Other	—	(3,900)

Gross deferred tax liability	(544,100)	(550,200)
Valuation allowance	(480,500)	(167,500)

Net deferred tax assets	$899,700	$945,300

        At August 31, 2003, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $0 and $2,110,000, respectively, that expire at various dates through 2021 and general business tax credit carryforwards available to offset future state and federal income tax payable of approximately $229,000 and $444,000, respectively, that expire at various dates through 2022. The Company also has alternative minimum tax ("AMT") net operating loss carryforwards of approximately $2,055,000 to offset future AMT taxable income that expires through various dates through 2022. The Tax Reform Act of 1986 contains provisions, which limit the amount of tax credits that can be utilized in any one year in subsequent years.

        The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. At August 31, 2003, the Company evaluated the net deferred tax asset taking into consideration operating results, and determined that a valuation allowance of $480,500 should be established. The Company believes it is more likely than not that the net deferred tax asset of $899,735 will be realized.

NOTE 8—EARNINGS (LOSS) PER SHARE

	August 31,
	2003	2002	2001
Basic weighted average shares outstanding	3,294,108	3,243,317	3,188,375
Diluted effect of stock options and warrants	232,573	66,969	—

Diluted weighted average shares outstanding	3,526,681	3,310,286	3,188,375

        At August 31, 2003, 2002, and 2001, options and warrants to purchase 0, 125,000, and 797,000 shares, respectively, were outstanding and could affect future periods, but were not included in the computation of diluted earnings (loss) per common share because the effect would be antidilutive.

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

        The Company operated as one segment, as the Company was not pursuing the ASP Segment during the years ended August 31, 2003 and 2002. During the year ended August 31, 2001, the company operated as two segments, which is illustrated in the following table.

August 31, 2001	CIS	ASP	Combined
Net sales to unaffiliated customers	$5,953,014	$—	$5,953,014
Operating loss	(176,073)	(348,313)	(524,386)
Identifiable assets	5,464,883	68,396	5,533,279
Depreciation and amortization	302,987	37,338	340,325
Interest expense	19,910	—	19,910

        The Company had no customers that accounted for more than 10% of the Company's sales during the years ended August 31, 2003, 2002 and 2001.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental cash flow information is as follows:

  (a)
  Cash paid for:

	2002	2002	2001
Interest	$8,863	$15,471	$19,478
Income taxes	$14,334	$6,182	$4,578

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
Item 8A. Controls and Procedures
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
Item 10. Executive Compensation.
Item 11. Security Ownership of Certain Beneficial Owners and Management.
Item 12. Certain Relationships and Related Transactions.
Item 13. Exhibits and Reports on Form 8-K.
Item 14. Principal Accountant Fees and Services.
SIGNATURES