Form 10QSB
period 2003-11-30
CREATIVE COMPUTER APPLICATIONS INC
filed 2004-01-14
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2003.

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

(818) 880-6700
Issuer’s telephone number:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,318,900 common shares as of December 31, 2003.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB

CREATIVE COMPUTER APPLICATIONS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2003	August 31, * 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$871,216	$1,075,323
Receivables, net	1,903,453	2,063,311
Inventories	149,774	164,581
Prepaid expenses and other assets	198,737	231,117
Deferred tax asset	362,850	362,850

TOTAL CURRENT ASSETS	3,486,030	3,897,182

PROPERTY AND EQUIPMENT, net	206,300	219,627
INVENTORY OF COMPONENT PARTS	252,275	267,275
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,216,337 and $1,114,645	1,387,682	1,360,374
DEFERRED TAX ASSET	536,885	536,885

	$5,869,172	$6,281,343

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to bank (Note 4)	$—	$—
Accounts payable	258,238	207,624
Accrued liabilities:
Vacation Pay	203,922	185,508
Accrued Payroll	31,434	105,768
Other	164,815	159,241
Deferred service contract income	1,143,950	1,115,366
Deferred revenue on system sales	314,503	501,507
Capital lease obligation, current portion	—	361

TOTAL CURRENT LIABILITIES	2,116,862	2,275,375

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,318,900 and 3,318,900 shares outstanding	6,192,692	6,192,692
Accumulated deficit	(2,440,382)	(2,186,724)

TOTAL SHAREHOLDERS’ EQUITY	3,752,310	4,005,968

	$5,869,172	$6,281,343

* As presented in the audited consolidated financial statements

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended November 30,
	2003	2002
	(unaudited)

NET SYSTEM SALES AND SERVICE REVENUE (Note 3)
System sales	$471,355	$802,469
Service revenue	1,124,206	1,079,692
	1,595,561	1,882,161

COST OF PRODUCTS AND SERVICES SOLD
System sales	447,375	579,177
Service revenue	405,054	356,683
	852,429	935,860

Gross profit	743,132	946,301

OPERATING EXPENSES:
Selling, general and administrative	740,484	651,440

Research and development	256,236	213,510

Total Operating Expenses	996,720	864,950

Operating income (loss)	(253,588)	81,351

INTEREST AND OTHER INCOME	1,357	3,725

INTEREST EXPENSE	(1,427)	(2,347)

Income (loss) before provision for income taxes	(253,658)	82,729

PROVISION FOR INCOME TAXES	—	34,746

NET INCOME (LOSS)	$(253,658)	$47,983

EARNINGS (LOSS) PER SHARE (Note 2):
Basic	$(.08)	$.02
Diluted	$(.08)	$.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	3,318,900	3,266,400
Diluted	3,318,900	3,382,486

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Three Months Ended November 30,
	2003	2002
	(unaudited )

OPERATING ACTIVITIES:
Net income (loss)	$(253,658)	$47,983
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,639	41,901
Provision for doubtful accounts	10,000	—
Amortization of capitalized software costs	101,692	105,009
Deferred tax provision	—	34,746
Increase (decrease) from changes in:
Receivables	149,858	254,602
Inventories	29,807	13,221
Prepaid expenses and other assets	32,380	751
Accounts payable	50,614	72,737
Accrued liabilities	(50,346)	(199,957)
Deferred revenues	(158,420)	(144,632)

Net cash provided by (used in) operating activities	(54,434)	226,361

INVESTING ACTIVITIES
Additions to property and equipment	(20,312)	(20,980)
Additions to capitalized software costs	(129,000)	(114,000)

Net cash used in investing activities	(149,312)	(134,980)

FINANCING ACTIVITIES:
Payments on capital lease obligations	(361)	(5,688)
Proceeds from issuance of stock and exercises of stock options	—	2,250

Net cash used in financing activities	(361)	(3,438)

NET INCREASE (DECREASE) IN CASH	(204,107)	87,943

Cash, beginning of period	1,075,323	1,027,810

Cash, end of period	$871,216	$1,115,753

See notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                                                          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of November 30, 2003, the results of its operations for the three months ended November 30, 2003 and 2002, and cash flows for the three months ended November 30, 2003 and 2002.  These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2003.

The results of operations for the three months ended November 30, 2003 are not necessarily indicative of the results expected for any other period or for the entire year.

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

Earnings per share has been computed as follows:

	Three Months Ended November 30, 2003	Three Months Ended November 30, 2002

NET INCOME (LOSS)	$(253,658)	$47,983
Basic weighted average number of common shares outstanding	3,318,900	3,266,400

Dilutive effect of stock options	—	116,086

Diluted weighted average number of common shares outstanding	3,318,900	3,382,486
Basic earnings (loss) per share	$(.08)	$.02
Diluted earnings (loss) per share	$(.08)	$.01

At November 30, 2003, options to purchase 645,000 shares of common stock at a per share price ranging from $.72 to $1.76 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.  At November 30, 2002, warrants to purchase 125,000 shares of common stock at $1.50 per share were not included in the computation of diluted earnings per share because the exercise price exceeded average market price and would have been anti-dilutive.

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

Note 4.                                                          The Company’s line of credit with its bank provides for $500,000 on a revolving basis through February 1, 2004, and contains certain loan covenants and financial ratio requirements.  On November 30, 2003, there were no amounts outstanding under the line of credit.  The Company was in compliance with all of the covenants and financial ratios required by its bank as of November 30, 2003.

Note 5.                                                          As allowed by SFAS 123, the Company has adopted the intrinsic value method of accounting for employee stock options under the principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and discloses the pro forma effect on net income and income per share as if the fair value based method had been applied.  For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended November 30, 2003	Three Months Ended November 30, 2002
Net Income (Loss), as reported	$(253,658)	$47,983

Less: total stock based employee compensation expense determined under fair value method for all awards	(16,835)	(7,865)

Pro forma net income (loss)	$(270,493)	$40,118

Basic net earnings (loss) per share, as reported	$(.08)	$.02
Basic net earnings (loss) per share, pro forma	$(.08)	$.01
Diluted net earnings (loss) per share, as reported	$(.08)	$.01
Diluted net earnings (loss) per share, pro forma	$(.08)	$.01

As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards.

The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2003 and 2002: risk free interest rates ranging from 3.8% to 6.1%, expected lives of 5 years; volatility ranging from 67% to 126% and no assumed dividends.  The weighted-average grant-date fair value of options granted during 2003 was estimated to be $1.25.  There were no options granted in the three months ended November 30, 2003.

Note 6.                                                          In accordance with the bylaws of the Company, officers and directors are indemnified for certain events or occurrences arising as a result of the officer or director’s serving in such capacity.  The term of the indemnification period is for the lifetime of the officer or director.  The maximum potential amount of future payments the Company could be required to make under the indemnification provisions of its bylaws is unlimited.  However, the Company has a director and officer liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated exposure for the indemnification provisions of its bylaws is minimal and therefore, the Company has not recorded any related liabilities.

The Company enters into indemnification provisions under agreements with various parties in the normal course of business, typically with customers and landlords.  Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement.  These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments the Company could be required to make under these indemnification provisions cannot be estimated.  The Company maintains general liability, errors and omissions, and professional liability insurance in order to mitigate such risks.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated exposure under these agreements is minimal.  Accordingly, the Company has not recorded any related liabilities.

Note 7.                                                          New Accounting Pronouncements - On December 17, 2003, the SEC’s Office of the Chief Accountant and Division of Corporation Finance issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition. The SAB updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins (SAB 103 codification) in order to make the guidance consistent with current authoritative accounting literature.  The principal revisions relate to the incorporation of certain sections of the staff’s FAQ document on revenue recognition into Topic 13.  The Company does not expect the adoption of SAB 104 to have a material effect on the Company’s financial statements.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to sales and earnings per share expectations, expectations regarding the Company’s liquidity and the impact of seasonality on the Company’s operations and is subject to the Risk Factors set forth below.  We disclaim any obligation to update our forward-looking statements

Overview

CCA generates revenues primarily from the sale of its Clinical Information Systems (CIS), which includes the licensure of proprietary application software, the licensure of third party software, and the sale of servers upon which the application software operates.  In connection with its sales of CIS products, the Company provides implementation services for the installation, integration, and training of end users’ personnel.  The Company generates sales of ancillary software and hardware, including its data acquisition products, to its CIS clients and to third parties.  The Company also generates recurring revenues from the provision of comprehensive post implementation services to its CIS clients, pursuant to extended service agreements.

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

CCA’s results of operations for the first fiscal quarter ended November 30, 2003 were marked by a decrease in sales over the comparable quarter in 2003 and a decrease in earnings.  The Company’s decrease in revenues for the first fiscal quarter was due to a number of factors.  The primary factor was a transition to a new version of our core product, CyberLAB® 7.0 that impacted sales of the previous version of this product.  Other factors contributing to the decline in sales were associated with the sluggish economy and the healthcare industry’s preoccupation with the Health Insurance Portability and Accountability Act (HIPAA) compliance issues.  In addition, the Company experienced delays in closing new transactions that further impacted the first fiscal quarter of 2004.  Typically, sales cycles for CIS products are lengthy and on average exceed one year from inception to closure.  Because of the complexity of the sales process, a number of factors can delay the closing of transactions that are beyond the control of the Company.

The Company experienced a delay in the release of its new CyberLAB 7.0 laboratory information system due to timing issues and the need to complete HIPAA related upgrades to its existing products and deliver them to its clients.  During the fourth fiscal quarter of 2003, CCA had substantially completed CyberLAB 7.0 and began to install the new software in its initial beta site for testing and evaluation.  As of December 31, 2003, CyberLAB 7.0 was live in two beta sites and one additional new site was being implemented.  The Company is planning to generally release CyberLAB 7.0 to its client base beginning in the first calendar quarter of 2004.  In addition, new sales and marketing activities were initiated resulting in CCA’s pipeline of potential new CyberLAB 7.0 related transactions increasing back to historical levels.  CyberLAB 7.0 has generated significant interest among new buyers as well as CCA’s installed client base.  Management believes the industry and the market for healthcare information technology products continues to improve despite economic conditions.  The market is experiencing a renewed interest in clinical applications that is being fueled by the demand for new technology that addresses compliance issues as well as patient care and safety issues.

In order to address compliance issues brought about by the HIPAA regulations, the Company completed the development of enhancements to its products and upgraded hundreds of client sites with the HIPAA related enhancements during the 2003 fiscal year.  This posed considerable challenges to CCA’s organization.  Provisions of HIPAA are intended to ensure patient confidentiality and security for all health care related information.  The requirements of HIPAA apply to any entity storing and/or transmitting patient identifiable information on electronic media.  This affects virtually all health care organizations, from physicians and insurance companies to health care support organizations.  Certain safeguards are required to accurately insure the security of patient data including more robust audit trails and tiered/structured password security when accessing patient data.  Management believes that the HIPAA enhancements will require that many CCA clients will need to upgrade their systems in order to effectively manage greater amounts of data, which will afford the Company opportunities to sell upgrades and provide professional services.  It is also anticipated that the migration to CyberLAB 7.0 will require clients to acquire additional hardware and professional services from the Company in order to deploy the new software.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended November 30, 2003	Three Months Ended November 30, 2002
Revenues:
System sales	29.5%	42.6%
Service revenues	70.5	57.4

Total revenues	100.0	100.0

Cost of products and services sold:
System sales	28.0	30.8
Service revenues	25.4	19.0

Total cost of products and services	53.4	49.8

Gross profit	46.6	50.2
Operating expenses:
Selling, general and administrative	46.4	34.6
Research and development	16.1	11.3

Total operating expenses	62.5	45.9
Operating income (loss)	(15.9)	4.3

Income (loss) before provision for income taxes	(15.9)	4.4
Provision for income taxes	—	1.9

Net income (loss)	(15.9)	2.5

Sales for the first fiscal quarter ending November 30, 2003 decreased to $1,595,561, as compared to $1,882,161 for the comparable quarter ended November 30, 2002, an overall decrease of approximately $286,600 or 15%.  When analyzed by product category, sales of CIS products decreased by $321,338 or 43.5%, sales of data acquisition products decreased by $9,067 or 15.8%, and other revenues decreased slightly by $709 or 11.3% when compared to the same quarter of fiscal 2003.  Such decreases were partially offset by an increase in service revenues of $44,514 or 4.1%.  The decrease in sales of CIS products was primarily attributable to a transition to a new version of CyberLAB 7.0 that impacted sales of the previous product version, delays associated with closing new transactions, market conditions, and the industry’s preoccupation with issues related to HIPAA as discussed more fully above.  The increase in service revenues is attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS installations increases.

The Company has continued to experience a decrease in sales of data acquisition products over the past few years, which has been primarily attributable to a decrease in the volume of units sold to OEM customers and a technological shift to software based clinical instrument interfaces.  The decrease in OEM business is expected to continue, as fewer OEM customers remain active in the marketplace or no longer use CCA’s data acquisition products.  Management does not believe the OEM business is a material part of CCA’s business today and will not be in the future as the Company’s emphasis is being placed on its CIS products and related services.

The Company continues to expand its direct sales and marketing activities, directing its focus towards larger clients and multi-product sales as well as selling new products into its installed client base.  In addition, the Company has strategic joint marketing partnerships with other companies, which has improved the Company’s market penetration and has initiated more marketing activities internationally.  Although its “pipeline” of working CIS transactions continues to improve, management views the near term outlook for the continued sale of CIS products cautiously during the first half of the 2004 fiscal year.  The Company’s future operating results could continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter, and the temporary delays in the closing of new CIS sales.  In addition, the Company’s revenues associated with CIS sales may be delayed due to client related issues such as client staff availability for training, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of CCA.

Cost of sales for the first quarter of fiscal 2004 decreased by $83,431 or 8.9% as compared to the same quarter of fiscal 2003.  The overall decrease in cost of sales was primarily attributable to a decrease in material costs of $101,497 or 53.3% and a decrease in other costs of $17,583 or 5.2%.  Such decreases were partially offset by an increase in labor costs of $35,649 or 8.8%.  The decrease in material costs was attributable to the decrease in sales of CIS products discussed above.  The increase in labor costs was attributable to additions of personnel to the Company’s support and implementation departments.  The decrease in other costs of sales was attributable to decreased expenses in travel and training.  Cost of sales as a percentage of sales was 53% as compared to 50% for the comparable 2003 fiscal quarter.  The overall percentage increase in cost of sales, as a percentage of sales, was attributable to the overall decrease in sales of CIS products.  The Company could potentially experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general, and administrative expenses increased by $89,044 or 13.7% for the first fiscal quarter 2004 as compared to the same quarter of fiscal 2003.  The increases in selling, general, and administrative expenses were attributable to the addition of a new CyberLAB product manager in October and additional expenses for sales activities.  The Company plans to continue investment in sales and marketing activities; however, the Company plans to monitor and keep a tight reign on its expenditures in fiscal 2004.  Management also anticipates increases in insurance costs in the current fiscal year.

Research and development expenses increased by $42,726 or 20% during the first fiscal quarter of 2004 as compared to the same quarter of fiscal 2003.  The increase is attributable to increases in salaries, other personnel related expenses, and the addition of new personnel in product engineering.  For the comparable first quarters of 2004 and 2003, the Company capitalized software costs of $129,000 and $114,000, respectively, which are generally amortized over the estimated useful life not to exceed five years.  Such costs were attributable to enhancements and new modules for the Company’s CIS products, new applications under development, and modifications associated with HIPAA compliance to all of CCA’s products.  Management anticipates its overall research and development activities will increase in fiscal 2004 due to planned personnel additions in product engineering.

For the first fiscal quarter ended November 30, 2003, the Company did not record a tax provision compared to $34,746 recorded for the same quarter of fiscal 2003 due to the level of taxable income.  The Company believes that it is more likely than not that the net deferred tax asset of $899,735 will be realized in future periods.

As a result of the factors discussed above, the Company incurred a net loss of $253,658 for the first fiscal quarter of 2004, compared to net income of $47,983 for the same quarter in fiscal 2003.  The Company’s basic and diluted loss per share was $.08 for the first fiscal quarter of 2004 as compared to basic and diluted net income per share of $.02 and $.01, respectively, for the comparable quarter in 2003.

Capital Resources and Liquidity

The Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $ 129,000 and $114,000 during the first fiscal quarters of 2004 and 2003 in software development.  These expenditures related to HIPAA related enhancements to all its products, and the new browser version of the Company’s LIS product, CyberLAB 7.0, and other product enhancements.  The Company anticipates expending additional sums during fiscal 2004 on product enhancements to all its products and the further development of the new browser version of the Company’s CyberLAB7.0 product.  During the first fiscal quarter of 2004, the Company invested an aggregate of $20,312 in additions to fixed assets, primarily consisting of computers and software, as compared to an investment of $20,980 in the comparable quarter of 2003.

As of November 30, 2003, the Company’s working capital amounted to $1,369,168 compared to $1,621,807 as of August 31, 2003.  The Company’s current ratio was 1.6 at November 30, 2003 compared to 1.7 at August 31, 2003.  At November 30, 2003 the Company’s credit facilities with its bank consisted of a revolving line of credit of $500,000, of which there were no amounts outstanding.  The bank credit agreement expires on February 1, 2004 and contains certain loan covenants and financial ratio requirements.  As of November 30, 2003, the Company was in compliance with all of the covenants and financial ratio requirements required by its bank.  Management believes the bank will renew the line of credit, however if such renewal is not forthcoming, the Company may have to seek alternative financing.

Cash used in operating activities was $54,434 for the first fiscal quarter of 2004 compared to cash flows of $226,361 for the comparable quarter of fiscal 2003.  The decrease in cash flow from operating activities was primarily attributable to the net loss from operations in the first fiscal quarter ended November 30, 2003compared to net income in the comparable quarter of fiscal 2003.

Net cash used in investing activities totaled $149,312 for the first quarter of fiscal 2004, compared to $134,980 used in investing activities during the comparable quarter of 2003.  The increase in cash used in investing activities was due to increased investment in software development and the portion that was associated with software capitalization.

Cash used in financing activities amounted to $361 during the first fiscal quarter of 2004 compared to $3,438 in the same quarter of fiscal 2003.  The change from fiscal 2003 to fiscal 2004 resulted primarily from the Company having paid off its capital lease obligations.

The Company’s primary source of working capital has been generated from earnings, and borrowings on its line of credit.  The Company used cash amounting to $54,434 to fund its operations in the first fiscal quarter ended November 30, 2003.  Management believes that its sales pipeline is adequate to produce sufficient operating cash flow in the 2004 fiscal year, and that its projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for its 2004 fiscal year.  However, an unanticipated decline in sales or continued delays in closing new transactions as experienced in our first fiscal quarter of 2004, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  If such events were to occur the Company may have to seek alternative financing.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with its clients.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on managements estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At November 30, 2003 and 2002, the inventory reserve was $91,273 and $85,568 respectively.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at November 30, 2003 was $1,903,453, net of an allowance for doubtful accounts of $27,362.

Revenue Recognition

Revenues are derived primarily from the sale of CIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements.” SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At November 30, 2003 and 2002, deferred revenue was $314,503 and $433,446, respectively.

Post Implementation software and hardware maintenance services are marketed under monthly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  Deferred revenue related to CIS sales, comprises deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  At November 30, 2003 and 2002, deferred service contract income was $1,143,950 and $957,238, respectively.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the first fiscal quarters of 2004 and 2003, the Company capitalized $129,000 and $114,000, respectively.  At November 30, 2003, the balance of capitalized software costs were $1,387,682, net of accumulated amortization of $1,216,337.

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

CCA’s success depends on its ability to attract, retain and motivate management and other skilled employees

CCA’s success depends upon the continued services of key management and skilled personnel.  Competition for qualified personnel is intense and there are a limited number of people with knowledge of, and experience in, our industry.

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

If CCA fails to meet changing demands of technology, we may not continue to be able to compete successfully with competitors

The market for CCA’s products and systems is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements.  Our future success depends upon our ability to introduce new products that keep pace with technological developments, enhance current product lines and respond to evolving client requirements.  Our failure to meet these demands could result in a loss of our market share and competitiveness and could harm our revenues and results of operations.

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

CCA’s products may be subject to government regulation in the future that could impair our operations

CCA’s products could be subject to stringent government regulation in the United States and other countries in the future.  These regulatory processes can be lengthy, expensive and uncertain.  Additionally, securing necessary clearances or approvals may require the submission of extensive data and other supporting information.  Failure to comply with applicable requirements could result in fines, recall, total or partial suspension of distribution, or withdrawal of existing product.  If any of these things occur, it could have a material adverse impact on our business.

Changes in government regulation of the healthcare industry could adversely affect CCA’s business.

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

Defective products may subject CCA to liability

CCA’s products are used to gather information for professionals to make medical decisions, diagnosis, and treatment.  Accordingly, the manufacture and sale of our products entails an inherent risk of product liability arising from an inaccurate, or allegedly inaccurate, test or procedure result.  We currently maintain product liability insurance coverage for up to $2.0 million per incident and up to an aggregate of $4.0 million per year.  Although management believes this liability coverage is sufficient protection against future claims, there can be no assurance of the sufficiency of these policies.  We have not received any indication that our insurance carrier will not renew our product liability insurance at or near current premiums; however, we cannot guarantee that this will continue to be the case.

Health Insurance Portability and Accountability Act (HIPAA)

Our business is substantially impacted by the requirements of HIPAA and our products must maintain the confidentiality of a patents medical records and information.  These requirements also apply to most of our clients.  We believe our products meet the standards of HIPAA and may require our clients to upgrade their systems, but our clients’ preoccupation with HIPAA may adversely impact sales of our products, and the costs of compliance with HIPAA could have an impact on our product margins and selling, general and administrative expenses incurred by us and could negatively impact our net income.

New Accounting Pronouncements

On December 17, 2003, the SEC’s Office of the Chief Accountant and Division of Corporation Finance issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition. The SAB updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins (SAB 103 codification) in order to make the guidance consistent with current authoritative accounting literature.  The principal revisions relate to the incorporation of certain sections of the staff’s FAQ document on revenue recognition into Topic 13.  The Company does not expect the adoption of SAB 104 to have a material effect on the Company’s financial statements.

Item 3     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and its Chief Accounting Officer, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer believes that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are adequate and effective in making known to them material information relating to the Company (including its consolidated subsidiary) required to be included in the report.

(b)  Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, (2) to maintain accountability for assets, and (3) to ensure that access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for access is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

PART II - OTHER INFORMATION

Items 1 through 5.  NOT APPLICABLE

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibit 11 - Statement re: computation of per share earnings.

(b)	Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2 Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	There was one report dated November 25, 2003 filed on Form 8-K during the quarter ended November 30, 2003 disclosing other information; the Company’s annual earnings release.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.
(Company)

Date	January 12, 2004	/S/ Steven M. Besbeck
Steven. M. Besbeck, President
Chief Executive Officer, Chief Financial Officer

Date	January 12, 2004	/S/ Anahita Villafane
Anahita Villafane,
Controller and Chief Accounting Officer