Form 10QSB
period 2004-02-29
CREATIVE COMPUTER APPLICATIONS INC
filed 2004-04-14
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

(818) 880-6700
Issuer’s telephone number:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,318,900 common shares as of March 31, 2004.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB

I N D E X

CREATIVE COMPUTER APPLICATIONS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2004	August 31, * 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,228,121	$1,075,323
Receivables, net	1,784,434	2,063,311
Inventories	154,843	164,581
Prepaid expenses and other assets	180,285	231,117
Deferred tax asset	362,850	362,850

TOTAL CURRENT ASSETS	3,710,533	3,897,182

PROPERTY AND EQUIPMENT, net	193,723	219,627
INVENTORY OF COMPONENT PARTS	237,275	267,275
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,324,111 and $1,114,645	1,435,032	1,360,374
DEFERRED TAX ASSET	536,885	536,885

	$6,113,448	$6,281,343

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to bank (Note 3)	$—	$—
Accounts payable	219,923	207,624
Accrued liabilities:
Vacation Pay	221,801	185,508
Accrued Payroll	111,500	105,768
Other	153,464	159,241
Deferred service contract income	1,216,972	1,115,366
Deferred revenue on system sales	365,438	501,507
Capital lease obligation, current portion	—	361

TOTAL CURRENT LIABILITIES	2,289,098	2,275,375

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,318,900 and 3,318,900 shares outstanding	6,192,692	6,192,692
Accumulated deficit	(2,368,342)	(2,186,724)

TOTAL SHAREHOLDERS’ EQUITY	3,824,350	4,005,968

	$6,113,448	$6,281,343

See Notes to Condensed Consolidated Financial Statements.

* As presented in the audited consolidated financial statements

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended February 29 & 28
	2004	2003
	(unaudited)
NET SYSTEM SALES AND SERVICE REVENUE
System sales	$828,666	$817,856
Service revenue	1,022,521	1,036,929
	1,851,187	1,854,785

COST OF PRODUCTS AND SERVICES SOLD
System sales	434,591	526,044
Service revenue	402,231	360,823
	836,822	886,867

Gross profit	1,014,365	967,918

OPERATING EXPENSES:
Selling, general and administrative	696,022	715,457

Research and development	245,826	225,768

Total Operating Expenses	941,848	941,225

Operating income	72,517	26,693

INTEREST AND OTHER INCOME	1,010	4,785

INTEREST EXPENSE	(1,487)	(2,204)

Income before provision for income taxes	72,040	29,274

PROVISION FOR INCOME TAXES	—	12,411

NET INCOME	$72,040	$16,863

EARNINGS PER SHARE (Note 2):

Basic	$.02	$.01
Diluted	.02	.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	3,318,900	3,272,233
Diluted	3,440,646	3,540,303

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended February 29 & 28
	2004	2003
	(unaudited)
NET SYSTEM SALES AND SERVICE REVENUE
System sales	$1,300,021	$1,620,325
Service revenue	2,146,727	2,116,621
	3,446,748	3,736,946

COST OF PRODUCTS AND SERVICES SOLD
System sales	881,966	1,105,221
Service revenue	807,285	717,506
	1,689,251	1,822,727

Gross profit	1,757,497	1,914,219

OPERATING EXPENSES:
Selling, general and administrative	1,436,506	1,366,897

Research and development	502,062	439,278

Total Operating Expenses	1,938,568	1,806,175

Operating income (loss)	(181,071)	108,044

INTEREST AND OTHER INCOME	2,367	8,510

INTEREST EXPENSE	(2,914)	(4,551)

Income (loss) before provision for income taxes	(181,618)	112,003

PROVISION FOR INCOME TAXES	—	47,157

NET INCOME (LOSS)	$(181,618)	$64,846

EARNINGS (LOSS) PER SHARE (Note 2):
Basic	$(.05)	$.02
Diluted	(.05)	.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	3,318,900	3,269,317
Diluted	3,318,900	3,461,395

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Six Months Ended February 29 & 28
	2004	2003
	(unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(181,618)	$64,846
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,416	83,313
Provision for doubtful accounts	10,000	—
Amortization of capitalized software costs	209,466	210,391
Deferred tax provision	—	47,157
Increase (decrease) from changes in:
Receivables	268,877	(278,103)
Inventories	39,738	8,026
Prepaid expenses and other assets	50,832	7,676
Accounts payable	12,299	99,973
Accrued liabilities	36,248	(224,684)
Deferred revenues	(34,463)	413,265

Net cash provided by operating activities	472,795	431,860

INVESTING ACTIVITIES
Additions to property and equipment	(35,512)	(38,118)
Additions to capitalized software costs	(284,124)	(228,000)

Net cash used in investing activities	(319,636)	(266,118)

FINANCING ACTIVITIES:
Payments on capital lease obligations	(361)	(11,375)
Proceeds from issuance of stock and exercises of stock options	—	48,650

Net cash provided by (used in) financing activities	(361)	37,275

NET INCREASE IN CASH	152,798	203,017

Cash, beginning of period	1,075,323	1,027,810

Cash, end of period	$1,228,121	$1,230,827

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                                                          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of February 29, 2004, the results of its operations for the three and six month periods ended February 29, 2004 and February 28, 2003, and cash flows for the six months ended February 29, 2004 and February 28, 2003.  These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2003.

The results of operations for the three and six months ended February 29, 2004 are not necessarily indicative of the results expected for any other period or for the entire year.

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

Earnings per share has been computed as follows:

	Three Months Ended February 29, 2004	Six Months Ended February 29, 2004	Three Months Ended February 28, 2003	Six Months Ended February 28, 2003

NET INCOME (LOSS)	$72,040	$(181,618)	$16,863	$64,846
Basic weighted average number of common shares outstanding	3,318,900	3,318,900	3,272,233	3,269,317
Dilutive effect of stock options	121,746	—	268,070	192,078
Diluted weighted average number of common shares outstanding	3,440,646	3,318,900	3,540,303	3,461,395
Basic earnings (loss) per share	$.02	$(.05)	$.01	$.02
Diluted earnings (loss) per share	$.02	$(.05)	$.01	$.02

For the three and six months ended February 29, 2004, options to purchase 20,000 and 405,000 shares, respectively, of common stock at a per share price ranging from $.72 to $1.76 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

Note 3.                                                          The Company’s line of credit with its bank provides for $500,000 on a revolving basis through February 1, 2005.  On February 29, 2004, there were no amounts outstanding under the line of credit.

Note 4.                                                          As allowed by SFAS 123, the Company has adopted the intrinsic value method of accounting for employee stock options under the principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and discloses the pro forma effect on net income (loss) and income (loss) per share as if the fair value based method had been applied.  For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended February 29, 2004	Six Months Ended February 29, 2004	Three Months Ended February 28, 2003	Six Months Ended February 28, 2003

Net Income (Loss), as reported	$72,040	$(181,618)	$16,863	$64,846
Less: total stock based employee compensation expense determined under fair value method for all awards	(16,835)	(33,670)	(10,464)	(20,927)

Pro forma net income (loss)	$55,205	$(215,288)	$6,399	$43,919

Basic net earnings (loss) per share, as reported	$.02	$(.05)	$.01	$.02
Basic net earnings (loss) per share, pro forma	$.02	$(.06)	$.00	$.01
Diluted net earnings (loss) per share, as reported	$.02	$(.05)	$.01	$.02
Diluted net earnings (loss) per share, pro forma	$.02	$(.06)	$.00	$.01

As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards:  The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2004 and 2003: risk free interest rates ranging from 3.8% to 6.1%, expected lives of 5 years; volatility ranging from 67% to 126% and no assumed dividends.  The weighted-average grant-date fair value of options granted during 2003 was estimated to be $1.25.  There were 60,000 options granted in the three months ended February 29, 2004.

Note 5.                                                          In accordance with the bylaws of the Company, officers and directors are indemnified for certain events or occurrences arising as a result of the officer or director’s serving in such capacity.  The term of the indemnification period is for the lifetime of the officer or director.  The maximum potential amount of future payments the Company could be required to make under the indemnification provisions of its bylaws is unlimited.  However, the Company has a director and officer liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated exposure for the indemnification provisions of its bylaws is minimal and, therefore, the Company has not recorded any related liabilities.

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

Note 6.                                                          New Accounting Pronouncements - On December 17, 2003, the SEC’s Office of the Chief Accountant and Division of Corporation Finance issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition. The SAB updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins (SAB 103 codification) in order to make the guidance consistent with current authoritative accounting literature.  The principal revisions relate to the incorporation of certain sections of the staff’s FAQ document on revenue recognition into Topic 13.  The Company does not expect the adoption of SAB 104 to have a material effect on the Company’s financial statements.

In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” related to the separation and allocation of consideration for arrangements that include multiple deliverables.  The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting.  This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement.  The allocation of revenues to the separate deliverables is based on the relative fair value of each item.  If the fair value is not available for the delivered items then the residual method must be used.  This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value.  This would result in the discount, if any, being allocated to the delivered items.  This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-32 does not have a material impact on the Company’s financial statements at this time.

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

CCA generates revenues primarily from the sale of its Clinical Information Systems (CIS), which includes the licensing of proprietary application software, the licensing of third party software, and the sale of servers upon which the application software operates.  In connection with its sales of CIS products, the Company provides implementation services for the installation, integration, and training of end users’ personnel.  The Company generates sales of ancillary software and hardware, including its data acquisition products, to its CIS clients and to third parties.  The Company also generates recurring revenues from the provision of comprehensive post implementation services to its CIS clients, pursuant to extended service agreements.

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

CCA’s results of operations for the six-month period ended February 29, 2004 were marked by a decrease in sales over the comparable period in 2003 and a decrease in earnings.  For the second fiscal quarter ended February 29, 2004, revenues were only slightly below the comparable quarter of fiscal 2003.  The Company’s decrease in revenues for the six-month period was due to a number of factors.  The primary factor was a transition to a new version of our core product, CyberLAB® 7.0 that impacted sales of the previous version of this product.  Other factors contributing to the decline in sales were associated with the sluggish economy and the healthcare industry’s preoccupation with the Health Insurance Portability and Accountability Act (HIPAA) compliance issues.  In addition, the Company experienced delays in closing new transactions that further impacted the first and second fiscal quarters of 2004.  Typically, sales cycles for CIS products are lengthy and on average exceed one year from inception to closure.  Because of the complexity of the sales process, a number of factors can delay the closing of transactions that are beyond the control of the Company.

The Company experienced a delay in the release of its new CyberLAB 7.0 laboratory information system due to timing issues and the need to complete HIPAA related upgrades to its existing products and deliver them to its clients.  During the fourth fiscal quarter of 2003, CCA had substantially completed CyberLAB 7.0 and began to install the new software in its initial beta site for testing and evaluation.  The Company began releasing CyberLAB 7.0 to its client base beginning January 1, 2004.  As of March 30, 2004, CyberLAB 7.0 was live in three sites and two additional new sites were being implemented.  In addition, new sales and marketing activities were initiated resulting in CCA’s pipeline of potential new CyberLAB 7.0 related transactions returning to historical levels.  CyberLAB 7.0 has generated significant interest among new buyers as well as CCA’s installed client base.  Management believes the industry and the market for healthcare information technology products continues to improve despite economic conditions.  The market is experiencing a renewed interest in clinical applications that is being fueled by the demand for new technology that addresses compliance issues as well as patient care and safety issues.

In order to address compliance issues brought about by the HIPAA regulations, the Company completed the development of enhancements to its products and upgraded hundreds of client sites with the HIPAA related enhancements during the 2003 fiscal year.  This posed considerable challenges to CCA’s organization.  Provisions of HIPAA are intended to ensure patient confidentiality and security for all health care related information.  The requirements of HIPAA apply to any entity storing and/or transmitting patient identifiable information on electronic media.  This affects virtually all health care organizations, from physicians and insurance companies to health care support organizations.  Certain safeguards are required to accurately ensure the security of patient data including more robust audit trails and tiered/structured password security when accessing patient data.  Management believes that the HIPAA enhancements will require that many CCA clients will need to upgrade their systems in order to effectively manage greater amounts of data, which will afford the Company opportunities to sell upgrades and provide professional services.  It is also anticipated that the migration to CyberLAB 7.0 will require clients to acquire additional hardware and professional services from the Company in order to deploy the new software.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended February 29, 2004	Six Months Ended February 29, 2004	Three Months Ended February 28, 2003	Six Months Ended February 28, 2003
Revenues:
System sales	44.8%	37.7%	44.1%	43.4%
Service revenues	55.2	62.3	55.9	56.6

Total revenues	100.0	100.0	100.0	100.0

Cost of products and services sold:
System sales	23.5	25.6	28.4	29.6
Service revenues	21.7	23.4	19.4	19.2

Total cost of products and services	45.2	49.0	47.8	48.8
Gross profit	54.8	51.0	52.2	51.2
Operating expenses:
Selling, general and administrative	37.6	41.7	38.6	36.6
Research and development	13.3	14.6	12.2	11.7
Total operating expenses	50.9	56.3	50.8	48.3
Operating income (loss)	3.9	(5.3)	1.4	2.9

Income (loss) before provision for income taxes	3.9	(5.3)	1.6	3.0
Provision for income taxes	—	—	.7	1.3

Net income (loss)	3.9	(5.3)	.9	1.7

Sales for the second fiscal quarter ending February 29, 2004 decreased by $3,598 or .02%, as compared to the same quarter of fiscal 2003.  For the six-month period ended February 29, 2004, sales decreased $290,198 or 7.8% compared to the same period in fiscal 2003.  When analyzed by product category for the quarter, sales of CIS products increased by $42,105 or 5.8% when compared to the same quarter of fiscal 2003.  The increase was offset by decreases in sales of data acquisition products of $26,539 or 31.6%, service revenues of $14,408 or 1.4%, and other revenues of $4,756 or 66.5%.  When analyzed by product category for the six-month period, sales of CIS products decreased $279,233 or 19.1%, sales of data acquisition products decreased by $35,606 or 25.2%, and other revenues decreased $5,465 or 40.7%.  These decreases were partially offset by an increase in service revenues of $30,106 or 1.4% as compared to the same period of fiscal 2003.  The decrease in sales of CIS products for the six-month period was primarily attributable to a transition to a new version of CyberLAB 7.0 that impacted sales of the previous product version, delays associated with closing new transactions, market conditions, and the industry’s preoccupation with issues related to HIPAA as discussed more fully above.  The Company began to experience a turnaround in the sales of the new version of CyberLAB 7.0 in the second fiscal quarter of 2004.  Management believes that transition period is in its final stages.  The Company’s decrease in service revenues for the quarter is attributable to reduced billable services.  However, the Company had an increase in service revenues for the six-month period due to a greater number of client accounts under contract and an increase in the average fees charged for such contracts.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS installations increases.

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

The Company continues to expand its direct sales and marketing activities, directing its focus towards larger clients and multi-product sales as well as selling new products into its installed client base.  In addition, the Company has strategic joint marketing partnerships with other companies, which has improved the Company’s market penetration and has initiated more marketing activities internationally.  Although its “pipeline” of working CIS transactions continues to improve, management views the near term outlook for the continued sale of CIS products cautiously during the second half of the 2004 fiscal year.  The Company’s future operating results could continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter, and the temporary delays in the closing of new CIS sales.  In addition, the Company’s revenues associated with CIS sales may be delayed due to client related issues such as client staff availability for training, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of CCA.

Cost of sales for the second quarter and six-month period ended February 29, 2004 decreased by $50,045 or 5.6% and $133,476 or 7.3%, respectively, as compared to the same periods of fiscal 2003.  For the quarter and six-month period, the decrease in cost of sales was primarily attributable to a decrease in material costs of $78,717 or 47.7% and $180,214 or 50.7%, respectively, and a decrease in other costs of $14,025 or 4.4% and $31,608 or 4.8%, respectively.  Such decreases were partially offset by an increase in labor costs, for the quarter and six-month period, of $42,697 or 10.5% and $78,346 or 9.7%, respectively.  The decrease in material costs was attributable to the decrease in sales of CIS products discussed above.  The increase in labor costs was attributable to additions of personnel to the Company’s support and implementation departments.  The decrease in other costs of sales was attributable to decreased expenses in travel and training.  For the current quarter and six-month period, cost of sales as a percentage of sales was 45% and

49%, respectively, as compared to 48% and 49%, respectively, for the comparable 2003 fiscal quarter.  The overall percentage decrease in cost of sales, as a percentage of sales, in the current quarter was attributable to a reduced number of sales of CIS products requiring hardware.  The Company could potentially experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general, and administrative expenses decreased $19,435 or 2.7% as compared to the same quarter of fiscal 2003.  For the six-month period ended February 29, 2004, selling, general, and administrative expenses increased $69,609 or 5.1% as compared to the same period of fiscal 2003.  The decrease in the current quarter of selling, general, and administrative expenses was primarily due to lower costs related to trade shows incurred in the quarter.  The increases in selling, general, and administrative expenses for the six-month period were due to increased expenses for sales and marketing activities mainly attributable to the addition of a new CyberLAB product manager and increases in overall marketing expenditures.  The Company plans to continue its investment in sales and marketing activities; however, the Company plans to monitor and keep a tight reign on its expenditures in fiscal 2004.  Management also anticipates increases in insurance costs in the current fiscal year.

Research and development expenses increased $20,058 or 8.9% and $62,784 or 14.3%, respectively, for the current quarter and six-month period compared to the same periods of fiscal 2003.  The increase is attributable to increases in salaries, other personnel related expenses, and the addition of new personnel in product engineering.  For the comparable second quarters of 2004 and 2003, the Company capitalized software costs of $155,124 and $114,000, respectively, which are generally amortized over the estimated useful life not to exceed five years.  Such costs were attributable to enhancements and new modules for the Company’s CIS products and new applications under development.  Management anticipates its overall research and development activities will increase in fiscal 2004 due to planned personnel additions in product engineering.

For the quarter and six-month period ended February 29, 2004, the Company did not record a tax provision compared to tax provisions of $12,411 and $47,157, respectively, recorded for the same periods of fiscal 2003 due to the level of taxable income.  The Company believes that it is more likely than not that the net deferred tax asset of $899,735 will be realized in future periods.

As a result of the factors discussed above, the Company earned income of $72,040 or basic and diluted earnings per share of $.02 for the current quarter compared to net income of $16,863 or basic and diluted earnings per share of $.01 for the same quarter of fiscal 2003.  For the six-month period ended February 29, 2004, the Company incurred a net loss of $181,618 or basic and diluted loss per share of $.05 compared to net income of $64,846 or basic and diluted earnings per share of $.02 for the same period in fiscal 2003.

Capital Resources and Liquidity

The Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $284,124 and $228,000 in software development during the six-month periods ended February 29, 2004 and February 28, 2003, respectively.  These expenditures related to HIPAA related enhancements to all its products, and the new browser version of the Company’s LIS product, CyberLAB 7.0, and other product enhancements.  The Company anticipates expending additional sums during fiscal 2004 on product enhancements to all its products and the further development of the new browser version of the Company’s CyberLAB 7.0 product.  During the six-month period ended February 29, 2004, the Company invested an aggregate of $35,512 in additions to fixed assets, primarily consisting of computers and software, as compared to an investment of $38,118 in the comparable period of fiscal 2003.

As of February 29, 2004, the Company’s working capital amounted to $1,421,435 compared to $1,621,807 as of August 31, 2003.  The Company’s current ratio was 1.6 at February 29, 2004, compared to 1.7 at August 31, 2003.  At February 29, 2004, the Company’s credit facilities with its bank consisted of a revolving line of credit of $500,000, of which there were no amounts outstanding.  The bank credit agreement expires on February 1, 2005.

Cash flows from operating activities were $472,795 for the six months ended February 29, 2004, compared to $431,860 for the comparable period of fiscal 2003.  The increase in cash flow from operating activities was primarily attributable to the net change in accrued liabilities and receivables during the six months ended February 29, 2004.

Net cash used in investing activities totaled $319,636 for the six months ended February 29, 2004, compared to $266,118 used in investing activities during the comparable period of 2003.  The increase in cash used in investing activities was due to increased investment in software development and the portion that was associated with software capitalization.

Cash used in financing activities amounted to $361 during the six months ended February 29, 2004, compared to $37,275 provided in the same period of fiscal 2003.  The change from fiscal 2003 to fiscal 2004 resulted primarily from the Company having paid off its capital lease obligations in fiscal 2004 and exercises of stock options in fiscal 2003.

The Company’s primary source of working capital has been generated from earnings, and borrowings on its line of credit.  The Company’s cash flows amounted to $472,795 to fund its operations during the six months ended February 29, 2004.  Management believes that its sales pipeline is adequate to produce sufficient operating cash flow in the 2004 fiscal year, and that its projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for its 2004 fiscal year.  However, an unanticipated decline in sales or continued delays in closing new transactions, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  If such events were to occur the Company may have to seek alternative financing.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of CCA’s financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with its clients.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At February 29, 2004 and February 28, 2003, the inventory reserve was $106,273 and $100,568, respectively.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at February 29, 2004 was $1,784,434, net of an allowance for doubtful accounts of $27,362.

Revenue Recognition

Revenues are derived primarily from the sale of CIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements.” SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At February 29, 2004 and February 28, 2003, deferred revenue was $365,438 and $830,410, respectively.

Post Implementation software and hardware maintenance services are marketed under monthly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  Deferred revenue related to CIS sales, comprises deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  At February 29, 2004 and February 28, 2003, deferred service contract income was $1,216,972 and $1,118,171, respectively.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the six months ended February 29, 2004 and February 28, 2003, the Company capitalized $284,124 and $228,000, respectively.  At February 29, 2004, the balance of capitalized software costs were $1,435,032, net of accumulated amortization of $1,324,111.

Income Taxes

The Company is subject to income and other related taxes in areas in which it operates.  When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when income tax expenses and benefits are recognized by the Company.  The Company periodically evaluates its tax operating loss and other carryforwards to determine whether a gross deferred tax asset as well as a related valuation allowance should be recognized in its financial statements.  The Company has reported a net deferred tax asset on its Consolidated Balance Sheet, after deduction of the related valuation allowance, which has been determined on the basis of management’s estimation of the likelihood of realization of the gross deferred tax asset.  The deferred tax asset, net of valuation allowance, is $899,735 at February 29, 2004.

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

In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” related to the separation and allocation of consideration for arrangements that include multiple deliverables.  The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting.  This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement.  The allocation of revenues to the separate deliverables is based on the relative fair value of each item.  If the fair value is not available for the delivered items then the residual method must be used.  This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value.  This would result in the discount, if any, being allocated to the delivered items.  This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-32 does not have a material impact on the Company’s financial statements at this time.

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

PART II - OTHER INFORMATION

Items 1 through 3.  NOT APPLICABLE

Item 4.             Submission of Matters to a Vote of Security Holders

(a)                                  The Company held an Annual Meeting of Shareholders on February 27, 2004.

(b)                                 The following Directors, all of whom were incumbents, were reelected to the six member Board at the February 27, 2004 meeting:

	FOR	WITHHELD

Bruce M. Miller	3,034,215	20,680
Steven M. Besbeck	3,034,215	20,680
James R. Helms	3,034,215	20,680
Lawrence S. Schmid	3,034,215	20,680
Robert S. Fogerson, Jr.	3,034,215	20,680
Norman R. Cohen	3,034,215	20,680

(c)                                  The only other matter voted upon at the February 27, 2004 Annual Meeting was the ratification of BDO Seidman, LLP as the Company’s auditors for the fiscal year ending August 31, 2004 by a vote of 3,046,715 for, 3,660 against, 4,520 abstaining, and 0 non-votes.

(d)                                 Not applicable.

Item 5.            NOT APPLICABLE

Item 6.	Exhibits and Reports on Forms 8-K

(a)	Exhibit 11 - Statement re: computation of per share earnings.

(b)	Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2 Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	There was one report dated January 14, 2004 filed on Form 8-K during the quarter ended February 29, 2004 disclosing other information; the Company’s quarterly earnings release.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.
(Company)

Date:	April 14, 2004	/S/ Steven M. Besbeck
Steven. M. Besbeck, President
Chief Executive Officer, Chief Financial Officer

Date:	April 14, 2004	/S/ Anahita Villafane
Anahita Villafane
Controller and Chief Accounting Officer