Form 10QSB
period 2004-05-31
CREATIVE COMPUTER APPLICATIONS INC
filed 2004-07-15
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

(818) 880-6700

Issuer’s telephone number:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,318,900 common shares as of June 30, 2004.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

FORM 10-QSB

I N D E X

CREATIVE COMPUTER APPLICATIONS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2004	August 31, * 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,408,460	$1,075,323
Receivables, net	2,001,015	2,063,311
Inventory	175,082	164,581
Prepaid expenses and other assets	246,230	231,117
Deferred tax asset	362,850	362,850

TOTAL CURRENT ASSETS	4,193,637	3,897,182

PROPERTY AND EQUIPMENT, net	185,997	219,627
INVENTORY OF COMPONENT PARTS	222,275	267,275
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,436,417 and $1,114,645	1,457,726	1,360,374
DEFERRED TAX ASSET	536,885	536,885

	$6,596,520	$6,281,343

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$309,168	$207,624
Accrued liabilities:
Vacation pay	233,130	185,508
Accrued payroll	46,876	105,768
Other	139,671	159,241
Deferred service contract income	1,244,031	1,115,366
Deferred revenue on system sales	790,162	501,507
Capital lease obligation, current portion	—	361

TOTAL CURRENT LIABILITIES	2,763,038	2,275,375

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,318,900 and 3,318,900 shares outstanding	6,192,692	6,192,692
Accumulated deficit	(2,359,210)	(2,186,724)

TOTAL SHAREHOLDERS’ EQUITY	3,833,482	4,005,968

	$6,596,520	$6,281,343

See Notes to Condensed Consolidated Financial Statements.

* As presented in the audited consolidated financial statements

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended May 31,
	2004	2003
	(unaudited)

NET SYSTEM SALES AND SERVICE REVENUE
System sales	$799,826	$928,132
Service revenue	1,089,683	1,060,959
	1,889,509	1,989,091

COST OF PRODUCTS AND SERVICES SOLD
System sales	519,480	586,722
Service revenue	414,698	374,173
	934,178	960,895

Gross profit	955,331	1,028,196

OPERATING EXPENSES:
Selling, general and administrative	680,458	691,613

Research and development	266,513	223,531

Total operating expenses	946,971	915,144

Operating income	8,360	113,052

INTEREST AND OTHER INCOME	980	3,815

INTEREST EXPENSE	(208)	(1,721)

Income before provision for income taxes	9,132	115,146

PROVISION FOR INCOME TAXES	—	48,399

NET INCOME	$9,132	$66,747

EARNINGS PER COMMON SHARE (Note 2):

Basic	$.00	$.02
Diluted	.00	.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	3,318,900	3,318,900
Diluted	3,427,875	3,559,335

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended May 31
	2004	2003
	(unaudited)

NET SYSTEM SALES AND SERVICE REVENUE
System sales	$2,099,847	$2,548,457
Service revenue	3,236,410	3,177,580
	5,336,257	5,726,037

COST OF PRODUCTS AND SERVICES SOLD
System sales	1,401,446	1,691,943
Service revenue	1,221,983	1,091,679
	2,623,429	2,783,622

Gross profit	2,712,828	2,942,415

OPERATING EXPENSES:
Selling, general and administrative	2,116,964	2,058,510

Research and development	768,575	662,809

Total operating expenses	2,885,539	2,721,319

Operating income (loss)	(172,711)	221,096

INTEREST AND OTHER INCOME	3,347	12,325

INTEREST EXPENSE	(3,122)	(6,272)

Income (loss) before provision for income taxes	(172,486)	227,149

PROVISION FOR INCOME TAXES	—	95,556

NET INCOME (LOSS)	$(172,486)	$131,593

EARNINGS (LOSS) PER COMMON SHARE (Note 2):
Basic	$(.05)	$.04
Diluted	(.05)	.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	3,318,900	3,285,844
Diluted	3,318,900	3,494,041

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Nine Months Ended May 31
	2004	2003
	(unaudited)

OPERATING ACTIVITIES:
Net income (loss)	$(172,486)	$131,593
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,599	121,431
Amortization of capitalized software costs	321,772	319,599
Provision for doubtful accounts	10,000	4,987
Deferred tax provision	—	95,556
Increase (decrease) from changes in:
Receivables	52,296	(283,186)
Inventories	34,499	47,671
Prepaid expenses and other assets	(15,113)	(92,390)
Accounts payable	101,544	112,464
Accrued liabilities	(30,840)	(309,853)
Deferred revenues	417,320	301,317

Net cash provided by operating activities	807,591	449,189

INVESTING ACTIVITIES
Additions to property and equipment	(54,969)	(97,669)
Additions to capitalized software costs	(419,124)	(342,000)

Net cash used in investing activities	(474,093)	(439,669)

FINANCING ACTIVITIES:
Payments on capital lease obligations	(361)	(17,063)
Proceeds from issuance of stock and exercises of stock options	—	48,649

Net cash provided by (used in) financing activities	(361)	31,586

NET INCREASE IN CASH	333,137	41,106

Cash, beginning of period	1,075,323	1,027,810

Cash, end of period	$1,408,460	$1,068,916

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                   In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of May 31, 2004, the results of its operations for the three and nine month periods ended May 31, 2004 and May 31, 2003, and cash flows for the nine months ended May 31, 2004 and May 31, 2003.  These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2003.

The results of operations for the three and nine months ended May 31, 2004 are not necessarily indicative of the results expected for any other period or for the entire year.

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

Earnings per share has been computed as follows:

	Three Months Ended May 31, 2004	Nine Months Ended May 31, 2004	Three Months Ended May 31, 2003	Nine Months Ended May 31, 2003

NET INCOME (LOSS)	$9,132	$(172,486)	$66,747	$131,593
Basic weighted average number of common shares outstanding	3,318,900	3,318,900	3,318,900	3,285,844
Dilutive effect of stock options	108,975	—	240,435	208,197
Diluted weighted average number of common shares outstanding	3,427,875	3,318,900	3,559,335	3,494,041
Basic earnings (loss) per share	$.00	$(.05)	$.02	$.04
Diluted earnings (loss) per share	$.00	$(.05)	$.02	$.04

For the three and nine months ended May 31, 2004, options to purchase 30,000 and 405,000 shares, respectively, of common stock at a per share price ranging from $.72 to $1.76 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.  For the three and nine months ended May 31, 2003, all options were included in dilutive calculation.

Note 3.                   The Company’s line of credit with its bank provides for $500,000 on a revolving basis through February 1, 2005.  On May 31, 2004, there were no amounts outstanding under the line of credit.

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

	Three Months Ended May 31, 2004	Nine Months Ended May 31, 2004	Three Months Ended May 31, 2003	Nine Months Ended May 31, 2003

Net income (loss), as reported	$9,132	$(172,486)	$66,747	$131,593

Less: total stock based employee compensation expense determined under fair value method for all awards	(16,835)	(50,505)	(5,931)	(22,262)

Pro forma net income (loss)	$(7,703)	$(222,991)	$60,816	$109,331

Basic net earnings (loss) per share, as reported	$.00	$(.05)	$.02	$.04
Basic net earnings (loss) per share, pro forma	$.00	$(.07)	$.02	$.03
Diluted net earnings (loss) per share, as reported	$.00	$(.05)	$.02	$.04
Diluted net earnings (loss) per share, pro forma	$.00	$(.07)	$.02	$.03

The Company issues all its options at fair market value at the time of grant, therefore, no expense has been recorded under the intrinsic value method for the three and nine months ended May 31, 2004 and 2003.  As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards:  The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2004 and 2003: risk free interest rates ranging from 3.8% to 6.1%, expected lives of 5 years; volatility ranging from 67% to 126% and no assumed dividends.  The weighted-average grant-date fair value of options granted during 2003 was estimated to be $1.25.  There were no options granted in the three months ended May 31, 2004.

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

Note 6.                   New Accounting Pronouncements - On December 17, 2003, the SEC’s Office of the Chief Accountant and Division of Corporation Finance issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition. The SAB updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins (SAB 103 codification) in order to make the guidance consistent with current authoritative accounting literature.  The principal revisions relate to the incorporation of certain sections of the staff’s FAQ document on revenue recognition into Topic 13.  SAB 104 did not have a material effect on the Company’s financial statements.

In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” related to the separation and allocation of consideration for arrangements that include multiple deliverables.  The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting.  This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement.  The allocation of revenues to the separate deliverables is based on the relative fair value of each item.  If the fair value is not available for the delivered items then the residual method must be used.  This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value.  This would result in the discount, if any, being allocated to the delivered items.  This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 does not have a material impact on the Company’s financial statements at this time.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, such as forward-looking statements relating to sales and earnings per share expectations, expectations regarding the Company’s liquidity and the impact of seasonality on the Company’s operations, and is subject to the Risk Factors set forth below.  We disclaim any obligation to update our forward-looking statements

Overview

CCA generates revenues from the sale of its Clinical Information Systems (CIS), which includes the licensing of proprietary application software, the licensing of third party software, and the sale of servers upon which the application software operates.  In connection with its sales of CIS products, the Company provides implementation services for the installation, integration, and training of end users’ personnel.  The Company generates sales of ancillary software and hardware, including its data acquisition products, to its CIS clients and to third parties.  The Company also generates recurring revenues from the provision of comprehensive post implementation services to its CIS clients, pursuant to extended service agreements.

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

CCA’s results of operations for the nine-month period ended May 31, 2004 were marked by a decrease in sales over the comparable period in 2003 and a decrease in earnings.  For the third fiscal quarter ended May 31, 2004, revenues were below the comparable quarter of fiscal 2003.  The Company’s decrease in revenues for the three and nine-month period was due to a number of factors.  The primary factor was a transition to a new version of our core product, CyberLAB® 7.0 that impacted sales of the previous version of this product.  Other factors contributing to the decline in sales were associated with the sluggish economy and the healthcare industry’s preoccupation with the Health Insurance Portability and Accountability Act (HIPAA) compliance issues.  In addition, the Company experienced delays in closing new transactions that further impacted the first, second, and third fiscal quarters of 2004.  Typically, sales cycles for CIS products are lengthy and on average exceed one year from inception to closure.  Because of the complexity of the sales process, a number of factors can delay the closing of transactions that are beyond the control of the Company.

The Company experienced a delay in the release of its new CyberLAB 7.0 laboratory information system (LIS) due to timing issues and the need to complete HIPAA related upgrades to its existing products and deliver them to its clients.  During the fourth fiscal quarter of 2003, CCA had substantially completed CyberLAB 7.0 and began to install the new software in its initial beta site for testing and evaluation.  The Company began releasing CyberLAB 7.0 to its client base beginning January 1, 2004.  As of June 30, 2004, CyberLAB 7.0 was live in four sites and six additional new sites were being implemented.  In addition, new sales and marketing activities were increasing CCA’s pipeline of potential new CyberLAB 7.0 related transactions.  CyberLAB 7.0 has generated significant interest among new buyers as well as CCA’s installed client base.  Management believes the industry and the market for healthcare information technology products continues to improve.  The market is experiencing a renewed interest in clinical applications that is being fueled by the demand for new technology that addresses compliance issues as well as patient care and safety issues.  According to available information there are many older LIS systems that are projected to be replaced over the next few years due to industry consolidation and the phase out of older systems no longer being marketed.  Many of the new transactions that the Company is working on are related to replacing such systems.

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

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended May 31, 2004	Nine Months Ended May 31, 2004	Three Months Ended May 31, 2003	Nine Months Ended May 31, 2003
Revenues:
System sales	42.3%	39.4%	46.7%	44.5%
Service revenues	57.7	60.6	53.3	55.5

Total revenues	100.0	100.0	100.0	100.0

Cost of products and services sold:
System sales	27.5	26.3	29.5	29.5
Service revenues	21.9	22.9	18.8	19.1

Total cost of products and services	49.4	49.2	48.3	48.6
Gross profit	50.6	50.8	51.7	51.4
Operating expenses:
Selling, general and administrative	36.0	39.7	34.8	35.9
Research and development	14.1	14.4	11.2	11.6
Total operating expenses	50.1	54.1	46.0	47.5
Operating income (loss)	0.5	(3.3)	5.7	3.9

Income (loss) before provision for income taxes	0.5	(3.2)	5.8	4.0
Provision for income taxes	—	—	2.4	1.7

Net income (loss)	0.5	(3.2)	3.4	2.3

Sales for the third fiscal quarter ending May 31, 2004 decreased by $99,582 or 5.01%, as compared to the same quarter of fiscal 2003.  For the nine-month period ended May 31, 2004, sales decreased $389,780 or 6.8% compared to the same period in fiscal 2003.  When analyzed by product category for the quarter, sales of CIS products decreased  $103,649 or 13.1% and sales of data acquisition products decreased $25,603 or 19.4%, when compared to the same quarter of fiscal 2003.  The decreases were partially offset by increases in sales of service revenues of $28,724 or 2.7%, and other revenues of $946 or 38.7%.  When analyzed by product category for the nine-month period, sales of CIS products decreased $382,882 or 16.9%, sales of data acquisition products decreased by $61,209 or 22.4%, and other revenues decreased $4,519 or 28.4%.  These decreases were partially offset by an increase in service revenues of $58,830 or 1.9% as compared to the same period of fiscal 2003.  The decrease in sales of CIS products for the nine-month period was primarily attributable to a transition to a new version of CyberLAB 7.0 that impacted sales of the previous product version, delays associated with closing new transactions, market conditions, and the industry’s preoccupation with issues related to HIPAA as discussed more fully above.  The Company began to experience increased sales activity of the new version of CyberLAB 7.0 in the second fiscal quarter of 2004.

Due to timing issues, the Company closed some sales of CIS products toward the end of its third quarter, which created implementation delays and therefore increased the backlog of installations and delayed the recognition of revenue to subsequent periods.  Such delays as discussed above and elsewhere in this report are common to the Company’s business.  The increase in service revenues for the quarter and nine-month period was due to a greater number of client accounts under contract and an increase in the average fees charged for such contracts.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS installations increases.

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

The Company continues to expand its direct sales and marketing activities, directing its focus towards larger clients and multi-product sales as well as selling new products into its installed client base.  In addition, the Company has strategic joint marketing partnerships with other companies, which has improved the Company’s market penetration and has initiated more marketing activities internationally.  Although its “pipeline” of working CIS transactions continues to improve, management views the near term outlook for the continued sale of CIS products cautiously.  The Company’s future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter, and the temporary delays in the closing of new CIS sales.  In addition, the Company’s revenues associated with CIS sales may be delayed due to client related issues such as client staff availability for training, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of CCA.

Cost of sales for the third quarter and nine-month period ended May 31, 2004 decreased by $26,717 or 2.8% and $160,193 or 5.8%, respectively, as compared to the same periods of fiscal 2003.  For the quarter and nine-month period, the decrease in cost of sales was primarily attributable to a decrease in material costs of $22,772 or 12.3% and $202,985 or 37.6%, respectively, and a decrease in other costs of $58,963 or 15.4% and $90,572 or 8.7%, respectively.  Such decreases were partially offset by an increase in labor costs, for the quarter and nine-month period, of $55,018 or 14.0% and $133,364 or 11.1%, respectively.  The decrease in material costs was attributable to the decrease in sales of CIS products discussed above.  The increase in labor costs was attributable to hiring additional personnel for the Company’s support and implementation departments.  The decrease in other costs of sales was attributable to decreased expenses in travel and training.  For the current quarter and nine-month period, cost of sales as a percentage of sales was 49% respectively, as compared to 48% and 49%, respectively, for the comparable 2003 fiscal quarter and nine month period The overall percentage decrease in cost of sales, as a percentage of sales, in the current quarter was attributable to a reduced number of sales of CIS products.  The Company could potentially experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general, and administrative expenses decreased $11,155 or 1.6% as compared to the same quarter of fiscal 2003.  For the nine-month period ended May 31, 2004, selling, general, and administrative expenses increased $58,454 or 2.8% as compared to the same period of fiscal 2003.  The decrease in the current quarter of selling, general, and administrative expenses was primarily due to decreased expenses in travel incurred in the quarter.  The increases in selling, general, and administrative expenses for the nine-month period were due to increased expenses related to trade shows and increases in overall sales and marketing expenditures.  The Company plans to continue its investment in sales and marketing activities; however, the Company plans to monitor and keep a tight reign on its expenditures in fiscal 2004.

Research and development expenses increased $42,982 or 19.2% and $105,766 or 16.0%, respectively, for the current quarter and nine-month period compared to the same periods of fiscal 2003.  The increase is attributable to increases in salaries, other personnel related expenses, and the addition of new personnel in product engineering.  For the comparable third quarters of 2004 and 2003, the Company capitalized software costs of $135,000 and $114,000, respectively, which are generally amortized over the estimated useful life not to exceed five years.  Such costs were attributable to enhancements and new modules for the Company’s CIS products and new applications under development.  Management anticipates its overall research and development activities will increase in fiscal 2004 due to planned personnel additions in product engineering.

For the quarter and nine-month period ended May 31, 2004, the Company did not record a tax provision compared to tax provisions of $48,399 and $95,556, respectively, recorded for the same periods of fiscal 2003 due to the level of taxable income.  The Company believes that it is more likely than not that the net deferred tax asset of $899,735 will be realized in future periods.

As a result of the factors discussed above, the Company earned income of $9,132 or basic and diluted earnings per share of $.00 for the current quarter compared to net income of $66,747 or basic and diluted earnings per share of $.02 for the same quarter of fiscal 2003.  For the nine-month period ended May 31, 2004, the Company incurred a net loss of $172,486 or basic and diluted loss per share of $.05 compared to net income of $131,593 or basic and diluted earnings per share of $.04 for the same period in fiscal 2003.

Capital Resources and Liquidity

The Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $419,124 and $342,000 in software development during the nine-month periods ended May 31, 2004 and May 31, 2003, respectively.  These expenditures related to HIPAA related enhancements to all its products, and the new browser version of the Company’s LIS product, CyberLAB 7.0, and other product enhancements.  The Company anticipates expending additional sums during fiscal 2004 on product enhancements to all its products and the further development of the new browser version of the Company’s CyberLAB 7.0 product.  During the nine-month period ended May 31, 2004, the Company invested an aggregate of $54,969 in additions to fixed assets, primarily consisting of computers and software, as compared to an investment of $97,669 in the comparable period of fiscal 2003.

As of May 31, 2004, the Company’s working capital amounted to $1,430,599 compared to $1,621,807 as of August 31, 2003.  The Company’s current ratio was 1.5 at May 31, 2004, compared to 1.7 at August 31, 2003.  At May 31, 2004, the Company’s credit facilities with its bank consisted of a revolving line of credit of $500,000, of which there were no amounts outstanding.  The bank credit agreement expires on February 1, 2005.

Cash flows from operating activities were $807,591 for the nine months ended May 31, 2004, compared to $449,189 for the comparable period of fiscal 2003.  The increase in cash flow from operating activities was primarily attributable to the net change in accrued liabilities, receivables, and the increase in deferred revenues during the nine months ended May 31, 2004.

Net cash used in investing activities totaled $474,093 for the nine months ended May 31, 2004, compared to $439,669 used in investing activities during the comparable period of 2003.  The increase in cash used in investing activities was due to increased investment in software development and the portion that was associated with software capitalization.

Cash used in financing activities amounted to $361 during the nine months ended May 31, 2004, compared to $31,586 provided in the same period of fiscal 2003.  The change from fiscal 2003 to fiscal 2004 resulted primarily from the Company having paid off its capital lease obligations in fiscal 2004 and exercises of stock options in fiscal 2003.

The Company’s primary source of working capital has been generated from earnings, and borrowings on its line of credit.  The Company’s operating cash flow amounted to $807,591 to fund its operations during the nine months ended May 31, 2004.  Management believes that its sales pipeline is adequate to produce sufficient operating cash flow in the 2004 fiscal year, and that its projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for its 2004 fiscal year.  However, an unanticipated decline in sales or continued delays in closing new transactions, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  If such events were to occur the Company may have to seek alternative financing.

Seasonality, Inflation and Industry Trends

The Company’s sales are generally higher in the winter and spring.  Inflation has not had a material effect on the Company’s business since the Company has been able to adjust the prices of its products and services in response to inflationary pressures.  Management believes that most phases of the healthcare segment of the computer industry will continue to be highly competitive, and that potential healthcare reforms including those promulgated by HIPAA may have a long-term positive impact on its business.  With respect to the compliance issues brought about by HIPAA, the Company has invested heavily in new application modules to assist its clients in meeting their regulatory goals.  Management also believes that the technology investments made and resident in CyberLAB 7.0 are key selling points and will provide a competitive advantage.  In addition, management believes that the healthcare information technology industry will be marked with more significant technological advances, which will improve the quality of service and reduce costs.  The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings, improving and expanding its services, and by constantly enhancing its software applications.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with its clients.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At May 31, 2004 and August 31, 2003, the inventory reserve was $121,273 and $76,273, respectively.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at May 31, 2004 was $2,001,015, net of an allowance for doubtful accounts of $27,362.

Revenue Recognition

Revenues are derived primarily from the sale of CIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements” and SAB 104 “Revenue Recognition”.  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At May 31, 2004 and August 31, 2003, deferred revenue was $790,162 and $501,507, respectively.

Post Implementation software and hardware maintenance services are marketed under monthly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  Deferred revenue related to CIS sales, comprises deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  At May 31, 2004 and August 31, 2003, deferred service contract income was $1,244,031 and $1,115,366, respectively.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the nine months ended May 31, 2004 and May 31, 2003, the Company capitalized $419,124 and $342,000, respectively.  At May 31, 2004, the balance of capitalized software costs were $1,457,726, net of accumulated amortization of $1,436,417.

Income Taxes

The Company is subject to income and other related taxes in areas in which it operates.  When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when income tax expenses and benefits are recognized by the Company.  The Company periodically evaluates its tax operating loss and other carryforwards to determine whether a gross deferred tax asset as well as a related valuation allowance should be recognized in its financial statements.  The Company has reported a net deferred tax asset on its Consolidated Balance

Sheet, after deduction of the related valuation allowance, which has been determined on the basis of management’s estimation of the likelihood of realization of the gross deferred tax asset.  The deferred tax asset, net of valuation allowance, is $899,735 at May 31, 2004, which management believes is realizable.

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

New Accounting Pronouncements

On December 17, 2003, the SEC’s Office of the Chief Accountant and Division of Corporation Finance issued Staff Accounting Bulletin (SAB) 104, Revenue Recognition. The SAB updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins (SAB 103 codification) in order to make the guidance consistent with current authoritative accounting literature.  The principal revisions relate to the incorporation of certain sections of the staff’s FAQ document on revenue recognition into Topic 13.  SAB 104 did not have a material effect on the Company’s financial statements.

In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” related to the separation and allocation of consideration for arrangements that include multiple deliverables.  The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting.  This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement.  The allocation of revenues to the separate deliverables is based on the relative fair value of each item.  If the fair value is not available for the delivered items then the residual method must be used.  This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value.  This would result in the discount, if any, being allocated to the delivered items.  This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 does not have a material impact on the Company’s financial statements at this time.

Item 3                     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and its Chief Accounting Officer, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer believe that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are adequate and effective in making known to them material information relating to the Company (including its consolidated subsidiary) required to be included in the report.

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

(b)           Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)           There was one report dated April 14, 2004 filed on Form 8-K during the quarter ended May 31, 2004 disclosing other information, the Company’s quarterly earnings release.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.
(Company)

Date:	July 15, 2004	/S/ Steven M. Besbeck
Steven. M. Besbeck, President
Chief Executive Officer, Chief Financial Officer

Date:	July 15, 2004	/S/ Anahita Villafane
Anahita Villafane
Controller and Chief Accounting Officer