Form 10KSB
period 2004-08-31
CREATIVE COMPUTER APPLICATIONS INC
filed 2004-11-24
CIK 712815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2004.

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
Issuer’s telephone number: (818) 880-6700

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year ended August 31, 2004 were $7,655,972

As of November 19, 2004, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $3,178,000.

As of November 19, 2004 the Company had 3,318,900 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11 and 12 of Part III of this report are hereby incorporated by reference from the Company’s Fiscal 2000 Definitive Proxy Statement, which will be filed within 120 days of the end of the Company’s fiscal year.

Transitional Small Business Disclosure (check one):

Yes ☐              No ☒

The following report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that the actual results may vary materially

PART I

Item 1.   Business.

Business Description

Creative Computer Applications, Inc. (CCA or the Company) is a healthcare information technology and service provider that specializes in Clinical Information Systems (CIS) software, services and browser-based solutions for hospitals and clinic-based laboratories, pharmacies and radiology departments. Clinical information is data that is gathered concerning each individual patient’s health condition, diagnosis, and treatment that are used by doctors, nurses and other healthcare providers. Such data may include laboratory tests results, transcribed reports of radiological or imaging procedures, medication administration records, and other clinical data. CCA’s products are deployed to provide automation of clinical information that facilitates the operation of clinical ancillary departments and allows the rapid recording and processing of information that can be communicated, documented, and delivered to healthcare providers.

Currently, CCA markets a Laboratory Information System under the name CyberLAB®, a Pharmacy Information System under the name CyberMED®, a Radiology Information System under the name CyberRAD®, an Anatomic Pathology System under the name of CyberPATH® , a WebGateway™ for physician access to its CIS applications, and other related clinical application modules. The general offices and operational headquarters are located at 26115-A Mureau Road, Calabasas, CA 91302. The Company’s telephone number is 818/880-6700 and its website address is www.ccainc.com. The Company’s business consists of four operational areas:  (1) Clinical Information Systems products, (2) service of its client’s installations, (3) implementation services, and (4) data acquisition products. Product lines consist of Laboratory Information Systems, Pharmacy Information Systems, Radiology Information Systems, Anatomic Pathology Systems, Mammography Reporting and Tracking Systems, and Data Acquisition products. The Company sells its products and systems directly through its own sales force in North America, through joint marketing programs with other companies, and has reseller agreements in certain international markets.

History and Business Development

Since its inception as a California corporation in 1978, CCA has been primarily engaged in the development, marketing, installation, and service of Clinical Information Systems that automate the collection and management of patient clinical data for healthcare providers. As of August 31, 2004, the Company supported approximately 400 active application installations that are used in over 500 client sites.

The percentage of the Company’s net sales attributable to the sale, licensing, and implementation of Clinical Information Systems, including data acquisition product sales, accounted for approximately 43% of total revenues in fiscal 2004, 43% in fiscal 2003, and 48% in fiscal 2002. Management believes that the percentage of the Company’s net sales attributable to its sales of Clinical Information Systems activities will increase in fiscal 2005 due to an anticipated increase in sales of its CyberLAB laboratory information system product due in part to current market dynamics and the recent introduction of a new version of this product. It also expects that its service revenues, which accounted for 57% of total revenues in the current fiscal year, will continue to grow as additional new installations are added to the Company’s installed base.

By automating the collection and organization of patient clinical data, the Company’s Clinical Information Systems reduce operating costs, assist in meeting compliance requirements, address patient care and safety issues, and increase the efficiency of healthcare providers. In addition to such factors, CCA has been able to document significant return on investment scenarios, which further confirm the efficacy of its systems. The healthcare industry continues to operate under increasing pressure from government regulatory agencies and third party payers of medical expense, as well as from increased competition in the healthcare industry, to control costs. Management believes that there will be continuing demands to contain healthcare costs for the foreseeable future.

As part of its business strategy, the Company has consistently pursued the development of enhancements and new modules to its existing products, as well as the development of entirely new products and services to expand the Company’s business. The Company’s objective is to diversify its product portfolio beyond the areas currently served. The Company has developed a clinician portal marketed as the CCA WebGateway™, which provides access to its CyberLAB and CyberRAD products so that physicians and nurses can easily utilize them from virtually anywhere in the world, and is continuing to build upon this technology platform in order to deploy other functionality. CCA’s WebGateway provides access to CyberLAB for orders, inquiry, results, and compliance. WebGateway also provides access to CyberRAD for orders, inquiry, electronic signature, compliance, and other functions.

CCA’s results of operations for the current fiscal year ended August 31, 2004 were marked by an increase in sales of approximately 4% over the 2003 fiscal year and an increase of approximately 73% in earnings. During fiscal 2004, CCA maintained positive operating cash flow while increasing spending for product development. The Company’s increase in revenues for the 2004 fiscal year was primarily due to the introduction and transition to a new version of CyberLAB that contributed to new sales and upgrades of clients on the previous product version. During fiscal 2003, the Company had experienced delays in the release of CyberLAB 7.0 due to timing issues and the need to complete Health Insurance Portability and Accountability Act (HIPAA) related upgrades to its existing products. However, by the end of fiscal 2003 CCA had substantially completed CyberLAB 7.0 and began to install the new software in its initial beta sites for testing and evaluation. As of November 19, 2004, CyberLAB 7.0 was live in eight sites and was being implemented in 6 additional sites. In addition, new sales and marketing activities were initiated resulting in CCA’s pipeline of potential new CyberLAB 7.0 related transactions increasing beyond historical levels. CyberLAB 7.0 has generated significant interest among new buyers as well as CCA’s installed client base.

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

Clinical Information Systems

The Company’s Clinical Information Systems are designed to provide cost effective, robust application features to manage comprehensive clinical activities throughout most sectors of the health care provider marketplace. The Company’s systems are highly user definable and scaleable, enabling a wide range of users and different types of healthcare providers to employ them.

CCA’s Clinical Information System applications are designed around a common open systems architecture that is based on the UNIX or LINUX operating system platforms and employs thin-client technology at the point of user interface. CCA’s use of this technology allows easy integration into existing networks, as well as seamless integration with other systems. CCA’s suite of Clinical Information System applications allows for unprecedented scalability and flexibility ensuring that as the needs of a healthcare provider change, the systems can easily be adapted. The Company’s clinical applications are designed around flexible parameterized software, which enables the end user to tailor the software for its individual needs.

For clinical laboratories, the Company has integrated its software applications and data acquisition technology into Laboratory Information Systems, which are sold under its trade name CyberLAB. Extensive applications for a wide variety of laboratory testing, compliance, and quality control procedures, including hematology, immunology, chemistry, microbiology, drug testing, toxicology, urinalysis, and cytology testing, are available with the Company’s systems. Validation and reimbursement, multi-site reporting and management, database management, bedside specimen collections, point of care testing, remote communications and flexible user defined reporting capabilities are also included. Additional modules are also available for complete microbiology testing and CyberPATH, CCA’s Anatomic Pathology system, can be fully integrated with CyberLAB. The Company’s Laboratory Information Systems are highly flexible and scalable and are used by laboratories of varying size and complexity. During fiscal 2004, CCA expanded its point of care testing applications and introduced a new version of its CyberMATE® handheld device.

The Company’s Pharmacy Information Systems, which are sold under the trade name CyberMED, integrate inpatient, outpatient, and long term care applications into a highly integrated software product. CyberMED integrates unit dose, IVPB/TPN, controlled substances, floor stock, inventory control, and kinetics functions. It performs labor-intensive operations such as patient profiling, drug inventory control, drug interactions, and patient billing. An optional purchasing module can electronically place orders with suppliers and determine the fastest moving drugs, as well as track drug usage and costs. CyberMED supports several third party database services for integrated drug interactions, pricing, and patient informational disclosures that are required by regulation. Extensive reporting capabilities are supported including a user defined parameterized medication administration reporting module.

CyberRAD, the Company’s Radiology Information System, is also hybrid in its design, which allows for its deployment in inpatient, outpatient and multi-site settings. Applications include extensive scheduling, reporting, film tracking, transcription, and clinical functionality. In addition, Document Imaging for storage and retrieval of important patient information, such as signed HIPAA Privacy Notice, Medical Necessity ABN, and other patient information is included in CyberRAD. CyberRAD has also been designed with easy to deploy built-in communication interface capabilities for diagnostic modalities and Picture Archive Communication Systems (PACS).

The Company’s Clinical Information Systems support extensive communication capabilities to various healthcare information systems including Hospital Information Systems, nursing and practice management systems, for which the Company has developed over one hundred system-to-system communication interfaces. The Company’s Clinical Information Systems are employed in many settings that consist of multiple sites where testing or medical procedures are seamlessly integrated. In addition, different types of enterprises, such as hospital and affiliated outpatient clinics, can use the Company’s systems to integrate their activities thus enabling the execution of their business strategies. The communication interfaces often support bi-directional data communications, whereby demographic and order requests are transmitted to the Clinical Information Systems and, in turn, billing information and results are re-transmitted to the host system. The Company’s Clinical Information Systems support their own order communications and test subsystems that have been employed in other accounts that have relied on the Clinical Information System’s communications capabilities. Management believes that communications to other systems allowing connectivity between its CIS applications and patient care, electronic medical record systems, and other administrative information systems, are very important functional requirements in the marketability of its products. The Company has focused considerable attention on the communication, networking, and connectivity capabilities of its products, and plans to further develop these capabilities as opportunities present themselves.

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

The Company has designed its products to incorporate open systems architecture and to conform to computer industry standards, which enable them to be more easily integrated with other vendors’ products. Healthcare industry standards, including Health Level Seven (HL7) and ASTM, and DICOM standards are employed throughout the Company’s software products and in its CyberLINK connectivity application

The Company’s Clinical Information Systems operate under various versions of UNIX. As a result of trends throughout the information technology marketplace, Microsoft Windows© is becoming more popular. The Company has considered migrating its Clinical Information Systems to operate under Windows©, but does not believe Windows© has reached the level of scalability that UNIX has achieved. The Company began migrating some of its systems to a client-server architecture and CyberRAD, and CyberPATH operate in that environment. However, as a result of technological advancements the Company is evolving all of its clinical applications to the graphical browser-based architecture that CyberLAB 7.0 now operates under. Management believes that it is a superior architecture to client-server and has cost benefit attributes associated with it since it eliminates the need for more costly client PC’s and substantially reduces desk top administration.

Data Acquisition Products

The Company’s data acquisition products, which consist of clinical instrument data interfaces, increase the efficiency and accuracy of on-line data acquisition in biomedical laboratories by automating the collection and organization of test data. Many of the Company’s data acquisition products use a microcomputer performing a specific discrete task. All of the Company’s data acquisition products are “plug-in” compatible with each other, enabling an end user to easily expand its system. The Company’s data acquisition products conserve central computer resources, lower hardware costs, and significantly reduce costs of installation and system expansion, meeting the cost-containment needs of healthcare organizations. However, as a result of technological changes and the improved communication capabilities of current generation clinical instruments, the Company is developing its new clinical instrument interfaces in a direct communications format and is de-emphasizing its data acquisition product platform.

As of August 31, 2004, the Company had sold more than 12,500 of its data acquisition products in the United States and abroad, and supports over 600 different interface configurations for use with a wide variety of automated biomedical testing devices.

Service

The Company provides comprehensive services to its installed base of system clients through its own service organization, and provides extensive training and implementation of its systems. The Company offers both software support services, through a twenty-four (24) hour “hotline,” and field service for hardware repair. In most instances, the Company relies on third parties to service the hardware components that it sells. The Company services its own data acquisition products and related software, used as part of its CIS product offering, under service contracts offered to end users. The Company’s long-term inventory requirements for its service and repair business have historically been significant because it must retain a loaner pool of components used to service its client base. In recent years, the Company has de-emphasized providing hardware in connection with the sale of its CIS products and currently only provides the servers and a few specialty components. Therefore, CCA’s long-term inventory requirements are expected to decline in the future.

The Company’s service revenues for fiscal 2004 increased by approximately 3% from the previous fiscal year, and they are expected to continue to grow when and as the installed base of system clients grows. The majority of the Company’s clients are under service contracts. The Company believes that the ability to offer comprehensive services to its clients is a very important facet of its business and solidifies a long-term relationship with its client accounts. The recurring revenue stream associated with this activity is a significant part of the Company’s business. The ability to offer long-term service often leads to add-on sales opportunities for peripheral components, data acquisition products, and upgrades to newer computers and software applications. In addition, the quality of service is an important aspect of the end users buying decision when making a system selection; therefore the Company is constantly fine-tuning the services it provides and its service organization as part of its marketing strategy.

The Company has deployed technology to automate a company wide helpdesk system in order to more effectively service its clients and employs a “virtual company” concept by linking outside personnel via the Internet directly into its own internal network. A number of Company employees who are engaged in technical and service related activities telecommute through this venue. During fiscal 2005, the Company plans to convert its current helpdesk system to a new customer relationship management system (CRM) and integrate it with its current general accounting system.

The Company believes that the service of its clients is of utmost importance to its long-term success and business strategy. Accordingly, a great deal of emphasis is placed on continuing to upgrade the service organization and on expanding the services that the Company offers. As part of this effort, the Company routinely surveys its clients in an effort to obtain a “report card” on how the service organization performs. With this mechanism the Company tunes its service organization to better address its client’s requirements.  The Company anticipates adding additional implementation personnel during fiscal 2005.

Significant Contracts and Programs

The Company has pursued a strategy of seeking out new market opportunities to expand the distribution of its products in two specific ways, first through joint ventures with other vendors of compatible products and services that are synergistic with CCA’s products, and secondly by entering new markets.

During August 2002, the Company entered into a joint marketing and product development agreement with eMed Technologies, Inc. a leading vendor of Picture Archive Communication Systems (PACS) and web-based medical image distribution solutions. The association is focused on the integration of the CCA CyberRAD Radiology Information System (RIS) with the eMed Ideal Image Management Suite. Together, the companies have developed and jointly market a feature-rich RIS/PACS solution under the trade name of Entera™. The result of this collaboration is a complete solution that synchronizes medical imaging and clinical information workflow. Specifically designed for the imaging center or hospital enterprise, Entera™ automates processes at every point of patient care—scheduling, image acquisition, diagnostic reading, and results delivery. The joint venture between CCA and eMed will address the needs of imaging facilities seeking a single RIS/PACS solution. By tightly integrating the CCA CyberRAD RIS with the eMed PACS, medical imaging facilities will be able to realize the benefits of workflow automation at a cost that was once reserved for the large facility budget. Entera went live in a beta site during CCA’s fourth fiscal quarter and is currently being marketed.

CCA is also seeking to expand its presence in international markets. Currently most of the Company’s installations are in the United States; however, the Company also has systems placed in Canada, the Caribbean, Malaysia, Thailand, and Singapore.

As part of its overall marketing strategy, the Company is also pursuing strategic relationships with organizations that operate multiple entity enterprises where the Company may have the opportunity to offer its array of products and services to the group.

During the 2004 fiscal year, there were no customers, contracts or programs that generated over 10% of the Company’s net sales.

Product Development

The market for the Company’s products is characterized by rapid and significant technological change. The Company’s ability to compete in the market, and to operate successfully, depends in part on its ability to react to such change. During the Company’s 2004, 2003, and 2002 fiscal years, amounts (inclusive of capitalized software) equal to approximately 18%, 16%, and 20%, respectively, of the Company’s net sales were expended for research and development. The Company continues to expend a significant amount of resources for the development of new products, and for the development of additional enhancements to existing products and intends to continue to expend such resources in the future.

The Company’s development plans are focused on evolving it’s clinical application products to a common user interface based on industry standard browser-based thin client technology. By utilizing this common user interface architecture it allows for easier deployment in a traditional enterprise environment as well as projecting the application natively over the Internet. Management believes that the total cost of ownership (TCO) inherent in thin client architecture will be very attractive to both current and future users. As the product suite continues to migrate to a common look and feel, CCA is also building standard open systems connectivity to ODBC compliant relational database technology. This architectural approach allows the product suite to take advantage of all current and any potential future relational database technologies. Management’s goal is to drive the product suite to a total open systems environment, therefore allowing CCA to take advantage of new technologies as they appear.

In addition to the preceding, CCA has planned product development projects over the next three years that include additional enhancements to all of its products and additional new modules will be developed for CyberMATE.  The Company also continues to develop enhancements to its WebGateway that will provide for greater functionality, and expanded use of its CIS products for physicians.

Research and development expenditures, net of capitalized software, amounted to approximately $1,014,000 in fiscal 2004, $902,000 in fiscal 2003, and $791,000 in fiscal 2002. Such expenditures were attributable to systems development, including the development of new Laboratory, Radiology, and Pharmacy Information Systems applications, and enhancements to those products. The Company’s business logic applications are maintained in an object COBOL language that provides a standard code structure for the business applications while the graphical presentation is written in JAVA® and HTML. By employing run-time modules for UNIX, the Company has been able to port to a variety of hardware platforms with ease. The Company currently supports its software applications on Intel® based Hewlett Packard®/Compaq® servers and IBM® RISC 6000 servers, the two most popular computer providers in healthcare. This capability has allowed the Company to become “platform independent” in vending its software products where some customers may be predisposed to certain hardware brands. The Company also provides some of its applications in Microsoft NT®, in order to take advantage of using off the shelf software such as Windows® for transcription and document production and delivery. All of the Company’s products are open database compliant (ODBC), and the data structures support the use of standard query language (SQL) report generators that allows a wide range of reporting capabilities.

Distribution and Marketing

From its inception, the Company has sold its products and systems directly to the healthcare industry through its own sales and marketing personnel, as well as indirectly through original equipment manufacturers (“OEM’s”), and through joint marketing relations with other companies. The Company has traditionally marketed its products throughout the United States, Canada and the Caribbean. Early in fiscal 2000, the Company contracted to provide CyberLAB to a large reference laboratory in Malaysia. As a result of the successful CyberLAB installation in Malaysia, new additional business opportunities have materialized in the region and the Company now has new installations that are being implemented in Thailand and Singapore.

At present, the Company’s direct field sales force consists of four salespersons that are managed by the vice president of sales. In addition, the Company’s senior management and technical product consultants assist in sales activities.

During fiscal 2004, the Company commenced new promotional activities and is compiling a significant database of accounts throughout the healthcare marketplace that is helping to position the Company’s sales activities. In addition to direct marketing, the Company promotes its products by attending national industry trade meetings, through media advertising, publishing articles in industry publications and through its web site. Because of the opportunity to meet larger audiences at national industry meetings, the Company has upgraded its attendance at such meetings for fiscal 2005 with new larger exhibits and other promotional programs. The Company has also formed joint marketing arrangements with other companies that have compatible products and services, which has increased sales penetration in the marketplace.

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

The Company also publishes newsletters and articles, which are intended to expand communications with existing and potential clients. During fiscal 2005, the Company expects to substantially increase expenditures associated with its marketing plan which include new web site enhancements, collateral materials, including new product marketing literature, and intends to expand its trade show attendance.

Competition

The Company has several significant competitors in the Clinical Information Systems business, many of which are much larger companies that may offer a wider array of products in addition to competitive clinical applications.   Management believes, however, that few competing CIS products offer the Company’s hybrid multi-site capabilities, variety of data interfaces, add-on capability, and flexibility that allows the systems to be user definable, so that they can be employed in different types of settings. The multi-site and multi-disciplinary or hybrid nature of the Company’s products are a strong selling point. The Company has also received very good references about its service organization and the ability to respond to clients needs on a timely and cost effective basis.

The principal competitive factors in the Company’s business are technological competence, diversity of product line, price and performance characteristics, product quality, capability and reliability, marketing and distribution networks, service and support, ability to attract and retain trained technical employees and business reputation. The Company believes that it has competitive advantages in many of these areas. CCA has also positioned itself to focus on a niche in the market that is not the focus of larger companies. CCA seeks to secure business from large multi-specialty clinics and rural hospitals. Such entities typically have diverse outpatient populations and operate in a number of locations that require special features designed in the Company’s products that assist them in maximizing their operating potential.

Manufacturing and Suppliers

The Company has utilized computers manufactured by several suppliers for its Clinical Information Systems in the past, and primarily uses computers manufactured by Hewlett Packard/Compaq®, and IBM®. Management believes that other computers, which can be used in the Company’s systems, are readily available from several suppliers. As part of a strategy to limit the amount of hardware that the company vends, it has migrated to a “just in time” inventory program whereby it has relied on purchasing inventory when it has received an order from a customer rather than stocking inventory on a routine basis. The Company still maintains an inventory supply of certain items including spare parts and components for both its CIS product line and for its data acquisition product line. In addition, the Company maintains a long-term inventory pool of components and parts to service customer’s hardware pursuant to its long term extended service agreements. The Company’s data acquisition products are assembled by its employees and subcontractors from prefabricated subassemblies, which are built by independent electronics assembly companies. Management believes there are many competent subassembly companies within the immediate vicinity of the Company’s business location. The Company obtains the components of its data acquisition products from a variety of suppliers and is not dependent on any one supplier for such components.

Warranties and Product Liability

The Company warrants that its products conform to their respective functional specifications. The Company’s data acquisition products and components are warranted against faulty materials and workmanship for 90 days. The Company also warrants its application software incorporated in its Laboratory, Radiology, and Pharmacy Information Systems for 90 days. However, clients may elect to enter into extended service agreements with the Company that further extends such warranties. The computers that the Company currently sells as part of its Clinical Information Systems are subject to the warranties of their manufacturers. The manufacturers generally warrant their products against faulty material and workmanship for one to three years. The Company passes through the manufacturers warranties to the end users and in most cases contracts with the manufacturers are to provide onsite warranty services through the manufacturers service network.

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

Copyrights, Patents and Trade Secrets

The Company does not hold any patents protecting its proprietary technology. The Company has relied on design copyrights for its hardware, and has copyrighted the designs of its proprietary components and software. Patent or copyright protection may not be available for many of the Company’s products. A portion of the Company’s proprietary technology is in the form of software. The Company has relied primarily on copyright and trade secret protection of its software. Management believes that its business is more dependent upon marketing, service, and knowledge than on patent or copyright protection. The Company has registered trademarks for CyberLAB CyberMED, CyberRAD, CyberPATH, CyberTERM®, CyberLINK and CyberMATE, and has applied to register its trademarks on its other trade names. The Company has retained special intellectual property counsel to advise management on the appropriate course to pursue with respect to these issues.

Governmental Regulation

The Federal Food, Drug and Cosmetic Act, more commonly known for its regulation of drugs in interstate commerce, was amended by the “Medical Device Amendments of 1976” (the “Amendments”) to cover devices used in medical practice. These include instruments and reagents used in biomedical laboratory testing. In 1987, the Federal Drug Administration (FDA) first classified a number of clinical software products as medical devices, but exempted most of them from routine regulations. Subsequently, the FDA amended the policy and made the exemptions inapplicable to manufacturers of devices intended for use in blood banks.

The Company is informed that the FDA intends to require all Class I devices, which includes the Company’s Clinical Information System products, to comply with its Quality System Requirements (QSRs). The Company is in the process of completing the modification of its internal policies to comply with this directive. Management believes that the QSRs procedures have an impact on its business to the extent that there are lengthened development cycles of new software and additional costs are incurred. However, all of its competitors are faced with the same requirements.

To the Company’s knowledge, the FDA from time to time reevaluates its rules relevant to computer products used in connection with medical devices and software used in clinical applications. No assurance can be given that the Company’s current or new products developed will not be subject to the provisions of the Amendments and implementing rules. The Company has retained special counsel to advise it in such matters. The likelihood of such changes and their effect on the business of the Company cannot be ascertained. If the FDA were to determine that additional provisions should apply to all or some of the Company’s products, it is uncertain whether compliance with such interpretation would have a material adverse effect on the Company or its products or operations.

In general, the Company and its products are subject to direct governmental regulations applicable to manufacturers, including those regulations promulgated under the Occupational Safety and Health Act, and by the Environmental Protection Agency. The Company’s customers, however, are subject to significant regulation by the FDA, the Centers for Medicare and Medicaid Services, the Health and Human Services Administration, the Centers for Disease Control, and by state and local governmental authorities. Such regulations require the Company to comply with certain requirements in order to sell its systems, and are a major focus of its development efforts in order to maintain the regulatory compliance of its products. In addition, the new HIPAA regulations indirectly and directly are applicable to the Company and have been a focus of its new product development efforts during the last two fiscal years.

Backlog

The Company’s backlog at August 31, 2004 was approximately $700,000 for software, hardware and interface products, and approximately $1,200,000 for deferred services, compared to approximately $800,000 for software, hardware and interface products, and $1,100,000 for deferred services, at August 31, 2003. The Company also has annually renewable extended service agreements under contracts aggregating in excess of $4,400,000.

Employees

At November 19, 2004, the Company employed 66 full-time and 2 part-time employees of whom 18 are involved in product development, 11 in sales and marketing, 2 in production, 30 in technical services, training, and support, and 7 in administration. The Company is not subject to any collective bargaining agreements. The Company considers its employee relations to be good.

Item 2.   Properties.

The Company’s headquarters are located in a leased facility in Calabasas, California. The facility was constructed in 1991 and comprises approximately 16,850 square feet with an effective base rental of approximately $23,192 per month, plus common area maintenance costs and property taxes. During fiscal 2002 a new five year lease term was negotiated that began in November 2002 and ends in October 2007. The base rental in the first year was approximately $21,847 per month and there are minor cost of living adjustments in each of the next four years. All other provisions of the original lease substantially remained the same.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended August 31, 2004.

PART II

Item 5.   Market for Company’s Common Equity and Related Stockholder Matters.

The Company’s common shares trade on the American Stock Exchange under the symbol CAP.

The following table sets forth the high and low bid quotations for the Common Shares for the periods indicated.

	High	Low
Fiscal Year Ended August 31, 2003
1st Quarter, Ended November 30, 2002	1.50	.80
2nd Quarter, Ended February 28, 2003	2.05	1.15
3rd Quarter, Ended May 31, 2003	1.95	1.15
4th Quarter, Ended August 31, 2003	2.40	1.50
Fiscal Year Ended August 31, 2004
1st Quarter, Ended November 30, 2003	2.23	1.70
2nd Quarter, Ended February 29, 2004	1.96	1.35
3rd Quarter, Ended May 31, 2004	1.85	1.25
4th Quarter, Ended August 31, 2004	1.50	1.06

The number of shareholders of record of Common Shares of the Company as of November 19, 2004 was approximately 280. The Company also has over 1000 beneficial holders of record whose shares are held in street name.

Holders of Common Shares are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company has never paid a cash dividend on its Common Shares and the Board of Directors currently intends to retain any earnings for use in the Company’s business. From time to time the Company has issued restricted common shares to its employees as compensation for vacation pay. However, there were no issuances of common shares during the 2004 or 2003 fiscal years.

Item 6.   Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements, which reflect management’s current views about future events and financial results. Management makes these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

•       Unexpected technical and marketing difficulties inherent in major product development efforts such as those described about CyberLAB 7.0.

•       The potential need for changes in our long-term strategy in response to future developments.

•       Future advances in clinical information technology and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the products offered by CCA.

•       Rapid technological change in the microelectronics and software industries, and

•       Increasing competition from current as well as future competitors

Set forth below are other significant uncertainties and factors affecting forward-looking statements. The readers should understand that uncertainties and other factors identified in this Annual Report on Form 10-KSB are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

Introduction

CCA operates in one business segment and generates revenues primarily from the sale of its Clinical Information Systems, which includes the licensure of proprietary application software, and may include the sale of servers upon which the application software operates. In connection with its sales of CIS products, the Company provides implementation services for the installation, integration, and training of end users’ personnel. The Company generates sales of ancillary software and hardware, including its data acquisition products, to its CIS clients and to third parties. The Company also generates recurring revenues from the provision of comprehensive post implementation services to its CIS clients, pursuant to extended service agreements.

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

CCA’s results of operations for the current fiscal year ended August 31, 2004 were marked by an increase in sales of approximately 4% over the 2003 fiscal year and an increase of approximately 73% in earnings. During fiscal 2004, CCA maintained positive operating cash flow while increasing spending for product development. The Company’s increase in revenues for the 2004 fiscal year was primarily due to its introduction and transition to a new version of CyberLAB that attributed to new sales and upgrades of clients on the previous product version. During fiscal 2003, the Company had experienced delays in the release of CyberLAB 7.0 due to timing issues and the need to complete HIPAA related upgrades to its existing products. However, by the end of its fiscal 2003, CCA had substantially completed CyberLAB 7.0 and began to install the new software in its initial beta sites for testing and evaluation. As of November 19, 2004, CyberLAB 7.0 was live in nine sites and six new sites were in the process of being implemented. In addition, new sales and marketing activities were initiated resulting in CCA’s pipeline of potential new CyberLAB 7.0 related transactions increasing beyond historical levels. CyberLAB 7.0 has generated significant interest among new buyers as well as CCA’s installed client base. Management expects that approximately 100 of its existing CyberLAB 6.0 clients will upgrade to CyberLAB 7.0 during the course of the next three to four years. In accordance with the terms of CCA’s extended service agreement, clients are entitled to upgrade to the new product version. However, most clients will require server and infrastructure upgrades, as well as professional services to implement CyberLAB 7.0. As a result, management anticipates hiring additional personnel to implement CyberLAB 7.0 in its existing clients accounts.

During fiscal 2004, CCA also made significant progress in developing further enhancements to its other CIS products. CCA is currently completing several new functional modules to CyberRAD and released a new version of CyberMATE to a beta site. The CyberMATE application can be used on a variety of handheld computers and is designed for bedside or point of care testing and communicates back to CyberLAB data that has been captured remotely by CyberMATE. CCA plans additional functional modules for CyberMATE to expand its use beyond the point of care testing area. CCA has also undertaken certain enhancements to CyberMED to assist its clients with tools for compliance and accreditation of their pharmacy operations.  Management believes that these investments in product development will ensure that the products remain competitive and will continue to satisfy the dynamic requirements of its clients.

In order to address compliance issues brought about by the HIPAA regulations, the Company completed the development of enhancements to its products and upgraded hundreds of client sites with the HIPAA related enhancements during the 2003 fiscal year. This posed considerable challenges to CCA’s organization and caused delays in the development and eventual release of CyberLAB 7.0.

Results of Operations

	Fiscal Year Ended August 31, 2004	Fiscal Year Ended August 31, 2003
Revenues:
System sales	43.1%	42.6%
Service revenues	56.9	57.4
Total revenues	100.0	100.0
Cost of products and services sold:
System sales	25.0	28.5
Service revenues	20.8	19.9
Total cost of products and services	45.8	48.4
Gross profit	54.2	51.6
Operating expenses:
Selling, general and administrative	37.3	37.7
Research and development	13.2	12.2
Total operating expenses	50.5	49.9
Operating income	3.7	1.7
Income before provision for income taxes	3.7	1.9
Provision for income taxes	1.6	0.6
Net income	2.1	1.3

Sales for the fiscal year ending August 31, 2004 increased to $7,655,972, as compared to $7,381,121 for the fiscal year ending August 31, 2003, an overall increase of approximately $274,851 or 3.7%. When analyzed by product category, sales of Clinical Information Systems (CIS) increased by $262,695 or 9.7%, and service revenues increased by $123,436 or 2.9%. Such increases were partially offset by sales of data acquisition products, which decreased $110,173 or 26.4%, and other revenues, which decreased $1,107 or 6.3% over the previous fiscal year.  The increase in sales of CIS products was primarily attributable to the introduction of a new version of CyberLAB that has been met with favorable acceptance in the marketplace although CyberLAB 7.0 was not generally released until the second half of the 2004 fiscal year.  The increase in service revenues is attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts. As a result of the Company closing larger CIS transactions, the annual service costs associated with such transactions are proportionately greater. The Company experienced an overall decrease in sales of data acquisition products, which was primarily attributable to a decrease in the volume of units sold to OEM customers and a greater number of software only interfaces being deployed. The decrease in OEM business is expected to continue, as fewer OEM customers remain active in the marketplace or are no longer reliant on CCA’s data acquisition products. Management does not believe the OEM business is a material part of CCA’s business today and will not be in the future as the Company’s emphasis is being placed on its CIS products and related services. Service revenues are expected to continue to increase as the Company’s installed base of CIS installations increases.

The Company continues to expand its sales and marketing activities, directing its focus towards larger clients and multi-product sales as well as selling new products into its installed client base. The Company has also initiated strategic joint marketing partnerships with other companies, which has improved the Company’s market penetration and has initiated more marketing activities internationally. CCA’s “pipeline” of working CIS transactions continues to improve, and management views the near term outlook for the continued sale of CIS products as cautiously optimistic during the first half of the 2005 fiscal year. The Company’s future operating results will continue to be subject to annual and quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual period, and the temporary delays in the closing of new CIS sales. In addition, the Company’s revenues associated with CIS transactions may be delayed due to client related issues such as availability of funding, staff availability, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of CCA.

Cost of sales overall decreased by $64,053 or 1.8% for the 2004 fiscal year as compared to the previous fiscal year. The overall decrease in cost of sales was primarily attributable to a decrease in material costs of $51,020 or 9.3% and a decrease in other costs of sales of $172,177 or 12.2% which was partially offset by an increase in labor costs of $159,144 or 9.9%.  The decrease in material costs was attributable to a lesser amount of hardware that was provided in connection with sales of CIS products. Many new clients prefer providing their own hardware and as a result a higher percentage of CCA’s CIS sales do not include hardware. The decrease in other cost of sales was primarily attributable to a reduction in depreciation and amortization expense of approximately $53,000, workman’s compensation insurance expense of about $17,000, travel and lodging of about $50,000 and telephone expense of about $25,000. The increase in labor costs was attributable to the addition of additional persons to the support and implementation departments. Cost of sales as a percentage of sales decreased to 46% for the 2004 fiscal year, as compared to 48% for the 2003 fiscal year. The overall percentage decrease in cost of sales, as a percentage of sales, was primarily attributable to the overall increase in revenues. Management believes the gross profit margin of 54% attained in the current fiscal year will remain at that level in fiscal 2005; however, the Company could experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general, and administrative expenses increased by $75,489 or 2.7% for the current 2004 fiscal year as compared to the 2003 fiscal year. The increases in selling, general, and administrative expenses were primarily attributable to additional expenditures in legal and auditing, marketing, and user symposium. The Company plans to continue to make investments in sales and marketing programs in fiscal 2005 associated with increased activities related to the launch of CyberLAB 7.0. Management also anticipates that it will incur increases in auditing and consultant expenses in fiscal 2005 that are related to Sarbanes-Oxley Act Section 404 compliance requirements. During fiscal 2005, the Company will also acquire and implement a new customer relationship management system to replace its aged help desk application, a portion of the costs of which will be expensed.

Research and development expenses increased $112,671 or 12.5% during fiscal 2004, as compared to fiscal 2003. The increase is attributable to increases in salaries, other personnel related expenses, and the addition of new personnel in product engineering. For its 2004 and 2003 fiscal years, the Company capitalized software costs of $564,803 and $461,690, respectively, which are generally amortized over the estimated useful life not to exceed five years. Such costs were attributable to enhancements and new modules for the Company’s CIS products, new applications under development, and modifications associated with HIPAA compliance to all of CCA’s products. Management anticipates its overall research and development activities will increase in fiscal 2005 due to planned personnel additions in product engineering.

Interest and other income was $4,603 for fiscal 2004 as compared to $19,776 for fiscal 2003 due to a reduction in finance charges levied.

Interest and other expense was $3,704 for fiscal 2004 as compared to $8,863 for fiscal 2003 due to the reduced level of reduced borrowings on the Company’s line of credit with its bank.

As a result of the factors discussed above, the Company had net income of $162,624 in fiscal 2004, compared to earnings of $94,101 for fiscal 2003. The Company’s basic and diluted earnings per share was $.05 for fiscal 2004 as compared to basic and diluted earnings per share of $.03 in fiscal 2003.

The Company is currently in a loss carry-forward position for federal income taxes, primarily due to the operating losses incurred prior to August 31, 2002. The federal net operating loss carry-forward balance as of the August 31, 2004 was approximately $1,555,000, compared to $2,110,000 in the prior year. The net operating loss carry-forward is available to offset future taxable income through 2022. The Company also has federal investment and research and experimentation tax credit carry-forwards to offset future income tax payable of approximately $566,000 that expire at various dates through 2023.

The major temporary tax differences that are expected to reverse next year are deferred revenue, allowance for doubtful accounts, accrued vacation, Section 263A Unicap inventory, and component inventory reserve. However, the Company expects new temporary differences to be established in these years, which will either reduce or exceed the reversing temporary differences.

The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results, and the reversal of temporary tax differences. At August 31, 2004, the Company evaluated the net deferred tax asset, taking into consideration operating results, and determined that a valuation allowance of $479,200 should be maintained. The Company believes it is more likely than not that the net deferred tax asset of approximately $793,900 will be realized.

Capital Resources and Liquidity

The Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use. The Company invested $564,803 and $461,690 respectively during fiscal 2004 and 2003 in software development. These expenditures related to HIPAA related enhancements to all its products, and the new browser version of the Company’s LIS product, CyberLAB, and other product enhancements. The Company anticipates expending additional sums during fiscal 2005 on product enhancements to all its products and the further development of the new browser version of the Company’s LIS product, CyberLAB. During fiscal 2004, the Company invested an aggregate of $80,660 in fixed assets primarily consisting of computers and software, as compared to an investment of $120,281 in fiscal 2003.

As of August 31, 2004, the Company’s working capital amounted to $2,038,629, compared to $1,621,807 as of August 31, 2003. The Company’s current ratio was 1.9 at August 31, 2004 as compared to 1.7 at August 31, 2003. At August 31, 2004, the Company’s credit facilities with its bank consisted of a revolving line of credit of $500,000, of which there were no amounts outstanding. The bank credit agreement is through February 1, 2005.

Cash flows from operating activities were $1,144,878 for the 2004 fiscal year, compared to $603,584 for the 2003 fiscal year. The increase in cash flows from operating activities was primarily attributable to the net change in accrued liabilities, inventory, and deferred tax provision.

Net cash used in investing activities totaled $645,463 for the 2004 fiscal year, compared to $581,971 used in investing activities during the 2003 fiscal year. The change was primarily the result of an increase in software capitalization costs compared to the prior fiscal year.

Cash used in financing activities amounted to $361 during the 2004 fiscal year compared to net cash flows from financing activities of $25,900 in fiscal 2003. The change in fiscal 2004 resulted primarily from the payoff of all outstanding amounts under a capital lease obligation and no exercises of stock options during the 2004 fiscal year.

The Company’s primary source of working capital has been generated from earnings. The Company’s results of operations for the current fiscal year ended August 31, 2004 produced operating cash flow of approximately $1,145,000, which was sufficient to fund its product development activities, and to invest in new marketing programs. Furthermore, the Company was able to generate an overall increase in its cash balance from the prior fiscal year end as well as maintain a cash balance of over $1,500,000 at fiscal year end. Management believes that its sales pipeline is adequate to produce comparable operating cash flow in the 2005 fiscal year, and that its projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for its 2005 fiscal year. However, an unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems. If such events were to occur the Company may have to seek alternative financing.

Contractual Obligations

The following summarizes our contractual obligations at August 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$904,164	$276,963	$578,127	$49,074	$—
Note payable (1)	$—	$—	$—	$—	$—

(1)          At August 31, 2004, the Company did not have an outstanding balance under the note payable.

Seasonality, Inflation and Industry Trends

The Company’s sales are generally higher in the winter and spring. Inflation has not had a material effect on the Company’s business since the Company has been able to adjust the prices of its products and services in response to inflationary pressures. Management believes that most phases of the healthcare segment of the computer industry will continue to be highly competitive, and that potential healthcare reforms including those promulgated by HIPAA may have a long-term positive impact on its business. With respect to the compliance issues brought about by HIPAA, the Company has invested heavily in new application modules to assist its clients in meeting their regulatory goals. Management believes that the new modules will be key selling points and will provide a competitive advantage. In addition, management believes that the healthcare information technology industry will be marked with more significant technological advances, which will improve the quality of service and reduce costs. The Company is poised to meet these challenges by continuing to employ new technologies, when they become available, diversifying its product offerings, improving and expanding its services, and by constantly enhancing its software applications.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of CCA’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with its clients. Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items. Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on managements estimation of the usage of specific inventory items and net realizable value. Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which are specifically reserved. In addition, reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known. At August 31, 2004 and 2003 the inventory reserve was $136,273 and $76,273 respectively.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The accounts receivable balance at August 31, 2004 was $1,722,340, net of allowance for doubtful accounts of $87,362.

Revenue Recognition

Revenues are derived primarily from the sale of clinical information systems and the provision of services. The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services. The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements”. SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements. The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract. The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software. At August 31, 2004 and 2003 deferred revenue was $244,882 and $501,507 respectively.

Post Implementation software and hardware maintenance services are marketed under monthly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided. Deferred revenue related to CIS sales is comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized. At August 31, 2004 and 2003 deferred service contract income was $1,175,509 and $1,115,366 respectively.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product not to exceed five years. For the years 2004 and 2003, the Company capitalized $564,803 and $461,690, respectively. For 2004 and 2003, the balance of capitalized software costs were $1,492,661 and $1,360,374 net of accumulated amortization of $1,103,009 and $1,114,645, respectively.

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

CCA faces intense competition from both established entities and new entries in the market that may adversely affect our revenues and profitability.

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

CCA’s success depends on its ability to attract, retain and motivate management and other skilled employees.

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

Any failure to successfully introduce future products into the market could adversely affect our business.

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

If CCA fails to meet changing demands of technology, we may not continue to be able to compete successfully with competitors.

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

Any failure or inability to protect our technology and confidential information could adversely affect our business.

Trade Secrets.   We have trade secrets, unpatented technology and proprietary knowledge related to the sale, promotion, design, operation, and development of our products. We generally enter into confidentiality agreements with our employees and consultants. However, we cannot guarantee that our trade secrets, unpatented technology or proprietary knowledge will not become known or be independently developed by competitors. If any of this proprietary information becomes known o third parties, we may have no practical recourse against these parties.

Copyrights.   We claim copyrights in our software and also claim trademark rights in the United States and in some other foreign countries where we sell our products. However, we can make no assurance that we will be able to obtain enforceable copyright and trademark protection, nor that this protection will provide us a significant commercial advantage.

CCA operates in a consolidating industry which creates barriers to market penetration.

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

CCA’s products may be subject to government regulation in the future that could impair our operations.

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

Defective products may subject CCA to liability.

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

Health Insurance Portability and Accountability Act (HIPAA).

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

Loss of the services of our key personnel could adversely affect our business.

Our future success and growth depend on the continued services of our key management and employees, including Steve Besbeck, Bruce Miller, and James Helms. The loss of the services of any of these individuals or any other key employee could materially affect our business. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them.

We depend on our computer and communications system.

We rely on our management information systems to operate our business and to track our operating results. Our management information systems will require modification and refinement as we grow and our business needs change. If we experience a significant system failure or if we are unable to modify our management information systems to respond to changes in our business needs, then our ability to properly run our business could be adversely affected.

Our evaluation of internal controls and remediation of potential problems will be costly and time consuming and could expose weakness in our financial reporting.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. We are evaluating our internal controls system in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as requiring Section 404 of the Sarbanes-Oxley Act of 2002.

Future sales of our common stock could adversely affect our stock price.

Future sales of substantial amounts of shares of our common stock in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we may be required to issue additional shares upon exercise of previously granted options that are currently outstanding. Increased sales of our common stock in the market after exercise of our currently outstanding stock options could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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

In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” related to the separation and allocation of consideration for arrangements that include multiple deliverables. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenues to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), “Consolidation of variable Interest Entities.” FIN 46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The adoption of this interpretation did not have any impact on our financial position or results of operations.

Item 7.   Financial Statements.

For a list of financial statements filed as part of this report, see index to Financial Statements and Financial Statement Schedules on page F-1.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 8A.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.   The Company’s Chief Executive Officer and Chief Accounting Officer, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiary) required to be included in the report.

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

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Background information concerning each present Director, executive officer and each nominee for the office of Director of Company is as follows:

	Office with Company;	Year First
Name, Age	Background Information	Elected Director
Bruce M. Miller, 58	Chairman of the Board and Chief Technology Officer since its inception in 1978.	1978
Steven M. Besbeck, 56	President, Chief Executive Officer of the Company since August 1983 and a Director of the Company since November 1980 and Chief Financial Officer. Director of International Remote Imaging Systems.	1980
James R. Helms, 60	Vice President/Operations since 1982 and Secretary.	1987
Lawrence S. Schmid, 63	President and Chief Executive Officer, Strategic Directions International, Inc., a management consulting firm specializing in technology companies.	1991
Robert S. Fogerson, Jr., 51	General Manager, of ViroMED Laboratories, Inc., a leading laboratory providing clinical testing services since 1998. Mr. Fogerson had previously served in various capacities at PharmChem Laboratories since 1975.	1992
Norman R. Cohen, 67	Private Investor, retired attorney. Prior to his retirement in August 2003 Mr. Cohen had been engaged in the active practice of law for more than forty years, primarily in the areas of corporate and securities law.	2003
Christopher S. Coleman, 36	Vice-President/Sales since March 2002. Director of Sales from February 2000, and Regional Sales Manager previously since 1996.
Anahita Villafane, 34	Controller and Chief Accounting Officer since April 2000. Previously Ms. Villafane was an audit manager with BDO Seidman, LLP since 1996.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended August 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.   Executive Compensation.

Incorporated by reference from “Executive Compensation” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2005 Annual Meeting of the Company’s Shareholders.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2005 Annual Meeting of the Company’s Shareholders.

Item 12.   Certain Relationships and Related Transactions.

Incorporated by reference from “Certain Relationships and Related Transactions” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2005 Annual Meeting of the Company’s Shareholders.

Item 13.   Exhibits and Reports on Form 8-K.

(a)   Exhibits

2.1	(4)	Asset Purchase Agreement.
3.1	(1)	Restated Articles of Incorporation, as Amended.
3.2	(1)	By-Laws, as amended.
4.1	(1)	Specimen Share Certificate.
4.2	(2)	Specimen Warrant Certificate.
4.3	(2)	Form of Underwriter’s Warrant.
4.8	(4)	Warrant Agreement and Warrant Certificate between CCA and Western States Pharmacy Consultants, Ltd.
4.9	(4)	Warrant Agreement and Warrant Certificate between CCA and James L.D. Roser.
4.10	(4)	Warrant Agreement and Warrant Certificate between CCA and The Roser Partnership.
4.11	(4)	Warrant Agreement and Warrant Certificate between CCA and Epigen, Inc.
4.12	(6)	Registration Rights Agreement.
10.1	(2)	Warrant Agreement.
10.2	(2)	The Company’s product warranties.
10.5	(1)	14% Subordinated Convertible Debenture due December 21, 1987.
10.6	(1)	Form of 1983 Warrants.
10.7	(1)	Form of 1982 Warrant.
10.8	(2)	Original Equipment Manufacturer Contracts.
10.9	(2)	Michael Miller Consulting Agreement.
10.10	(2)	Boehringer Mannheim (Canada) Joint Marketing Agreement.
10.12	(3)	Lease for Premises at 26664 Agoura Road, Calabasas, California.

10.13	(3)	SAC Shareholders’ Agreement.
10.14	(6)	Lease for Premises at 26115-A Mureau Road, Calabasas, California.
10.15	(6)	Mission Park Agreement.
23.1		Consent of BDO Seidman, LLP
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Executive compensation plans and arrangements.
4.4	(1)	1982 Non-Qualified Stock Option Plan.
4.5	(2)	1982 Incentive Stock Option Plan, as amended.
4.6	(4)	1992 Incentive Stock Option Plan.
4.7	(5)	1992 Non-Qualified Stock Option Plan.
4.8	(7)	1997 Stock Option Plan
10.3	(2)	Bruce Miller Employment Agreement.
10.4	(2)	Steven Besbeck Employment Agreement.

(1)          Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265.

(2)          Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 dated October 1, 1985 SEC File No. 2-99878.

(3)          Previously filed as an exhibit to the Company’s Form 10-K for the year ended August 31, 1986.

(4)          Previously filed as an exhibit to the Company’s Form 8-K dated October 21, 1992.

(5)          Previously filed as an addendum to the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders dated April 10, 1992.

(6)          Previously filed as an exhibit to the Company’s Form 10-K for the year ended August 31, 1992.

(b)   Reports on Form 8-K

The Company filed a report on Form 8-K on November 25, 2003.

The Company filed a report on Form 8-K on January 14, 2004.

The Company filed a report on Form 8-K on April 14, 2004.

The Company filed a report on Form 8-K on July 15, 2004.

(7)          Previously filed as an exhibit to the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders dated March 24, 1997.

Item 14.   Principal Accountant Fees and Services.

Incorporated by reference from Principal Accountant Fees and Services in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2004 Annual Meeting of the Company’s Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.
	By:	/s/ STEVEN M. BESBECK
Steven M. Besbeck,
Dated: November 19, 2004		President, Chief Executive Officer, and Chief Financial Officer.

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ BRUCE M. MILLER	Chairman of the Board and Chief	November 19, 2004
Bruce M. Miller	Technology Officer
/s/ STEVEN M. BESBECK	President, Chief Executive Officer,	November 19, 2004
Steven M. Besbeck	Chief Financial Officer and Director
/s/ JAMES R. HELMS	Vice President, Operations, Secretary	November 19, 2004
James R. Helms	and Director
/s/ LAWRENCE S. SCHMID	Director	November 19, 2004
Lawrence S. Schmid
/s/ ROBERT S. FOGERSON, JR.	Director	November 19, 2004
Robert S. Fogerson, Jr.
/s/ NORMAN R. COHEN,	Director	November 19, 2004
Norman R. Cohen
/s/ ANAHITA VILLAFANE	Controller	November 19, 2004
Anahita Villafane	Chief Accounting Officer
/s/ CHRISTOPHER S. COLEMAN	Vice President, Sales	November 19, 2004
Christopher S. Coleman

CREATIVE COMPUTER APPLICATIONS, INC.

Consolidated Financial Statements

For the Years Ended August 31, 2004 and 2003

CREATIVE COMPUTER APPLICATIONS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Creative Computer Applications, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Creative Computer Applications, Inc. and subsidiary as of August 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Computer Applications, Inc. and subsidiary at August 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP
Los Angeles, California
October 22, 2004

CREATIVE COMPUTER APPLICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$1,574,377	$1,075,323
Receivables, net	1,722,340	2,063,311
Inventory	118,517	164,581
Prepaid expenses	266,848	231,117
Deferred tax asset	539,420	362,850
TOTAL CURRENT ASSETS	4,221,502	3,897,182
PROPERTY AND EQUIPMENT, net	183,814	219,627
INVENTORY OF COMPONENT PARTS	199,031	267,275
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,103,009 and $1,114,645	1,492,661	1,360,374
DEFERRED TAX ASSET	254,457	536,885
	$6,351,465	$6,281,343
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to bank	$—	$—
Accounts payable	185,869	207,624
Accrued liabilities:
Vacation pay	230,183	185,508
Accrued payroll	158,092	105,768
Other	188,338	159,241
Deferred service contract income	1,175,509	1,115,366
Deferred revenue on system sales	244,882	501,507
Capital lease obligation, current portion	—	361
TOTAL CURRENT LIABILITIES	2,182,873	2,275,375
COMMITMENTS
SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,318,900 shares issued and outstanding at August 31, 2003 and 2004	6,192,692	6,192,692
Accumulated deficit	(2,024,100)	(2,186,724)
TOTAL SHAREHOLDERS’ EQUITY	4,168,592	4,005,968
	$6,351,465	$6,281,343

See notes to consolidated financial statements.

CREATIVE COMPUTER APPLICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended August 31,
	2004	2003	2002
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$3,295,708	$3,144,293	$3,723,551
Service revenue	4,360,264	4,236,828	4,107,466
TOTAL SYSTEM SALES AND SERVICE REVENUE	7,655,972	7,381,121	7,831,017
COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	1,913,745	2,099,738	2,118,221
Service revenue	1,592,801	1,470,861	1,467,940
TOTAL COSTS OF PRODUCTS AND SERVICES SOLD	3,506,546	3,570,599	3,586,161
GROSS PROFIT	4,149,426	3,810,522	4,244,856
RESEARCH AND DEVELOPMENT EXPENSE	1,014,235	901,564	790,609
SELLING AND ADMINISTRATIVE EXPENSES	2,855,703	2,780,214	2,730,107
OPERATING INCOME	279,488	128,744	724,140
OTHER INCOME (EXPENSE):
Interest income	4,603	19,776	12,490
Interest and other expense	(3,704)	(8,863)	(15,471)
TOTAL OTHER INCOME (EXPENSE)	899	10,913	(2,981)
INCOME BEFORE PROVISION FOR INCOME TAXES	280,387	139,657	721,159
PROVISION FOR INCOME TAXES	117,763	45,556	289,500
NET INCOME	$162,624	$94,101	$431,659
EARNINGS PER SHARE:
Basic	$.05	$.03	$.13
Diluted	$.05	$.03	$.13
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,318,900	3,294,108	3,243,317
Diluted	3,467,939	3,526,681	3,310,286

See notes to consolidated financial statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares	Common Shares Amount	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, September 1, 2001	3,221,025	$6,108,164	$(2,712,484)	$3,395,680
Exercise of stock options	35,375	32,378	—	32,378
Issuance of common shares	10,000	3,500	—	3,500
Net income	—	—	431,659	431,659
BALANCE, August 31, 2002	3,266,400	6,144,042	(2,280,825)	3,863,217
Exercise of stock options	52,500	48,650	—	48,650
Net income	—	—	94,101	94,101
BALANCE, August 31, 2003	3,318,900	6,192,692	(2,186,724)	4,005,968
Net income	—	—	162,624	162,624
BALANCE, August 31, 2004	3,318,900	$6,192,692	$(2,024,100)	$4,168,592

See notes to consolidated financial statements.

CREATIVE COMPUTER APPLICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Years ended August 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$162,624	$94,101	$431,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,473	152,112	332,185
Amortization of capitalized software costs	432,516	467,079	424,596
Provision for doubtful accounts	70,000	5,785	—
Deferred tax provision	105,858	45,556	285,209
Increase (decrease) from changes in:
Receivables	270,971	20,178	(879,402)
Inventories	114,308	(2,327)	110,704
Prepaid expenses	(35,731)	(47,866)	(41,032)
Other assets	—	—	13,795
Accounts payable	(21,755)	(16,794)	8,331
Accrued liabilities	126,096	(195,797)	211,234
Deferred service contract income	60,143	141,435	142,058
Deferred revenue on system sales	(256,625)	(59,878)	87,294
Net cash provided by operating activities	1,144,878	603,584	1,126,631
INVESTING ACTIVITIES
Additions to property and equipment	(80,660)	(120,281)	(80,719)
Additions to capitalized software costs	(564,803)	(461,690)	(452,887)
Net cash used in investing activities	(645,463)	(581,971)	(533,606)
FINANCING ACTIVITIES
Borrowings on notes payable	—	—	300,000
Payments on notes payable	—	—	(539,351)
Payments on capital lease obligations	(361)	(22,750)	(22,750)
Proceeds from issuance of stock	—	—	3,500
Exercise of stock options and warrants	—	48,650	32,378
Net cash provided by (used in) financing activities	(361)	25,900	(226,223)
NET INCREASE IN CASH	499,054	47,513	366,802
CASH, beginning of year	1,075,323	1,027,810	661,008
CASH, end of year	$1,574,377	$1,075,323	$1,027,810

See notes to consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

Creative Computer Applications, Inc. (the “Company”), a California corporation, was formed in 1978. The Company develops, assembles, markets, installs and services computer-based Clinical Information Systems and products, which automate the acquisition and management of clinical data for the healthcare industry. The Company sells its products and systems, including the implementation of such products and systems, primarily to hospitals, clinics, reference laboratories and other healthcare institutions. The Company also generates revenue through service contracts with customers to provide technical support and repair services for specified periods of time. The Company primarily markets its products and services in the United States, Canada, The Caribbean and South-east Asia.

The accompanying consolidated financial statements include the accounts of Creative Computer Applications, Inc. and its wholly owned subsidiary, Xymed.com, which was formed in September 1999. During the year ended August 31, 2004 and 2003 the operations of Xymed.com were immaterial. All intercompany transactions have been eliminated.

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

The Company maintains the majority of its cash and cash equivalents in a number of commercial bank accounts. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 each. At August 31, 2004, the Company had approximately $970,042 at a bank, which was in excess of the FDIC insurance limit.

Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.

The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets. Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage. Allowances are made for quantities on hand in excess of estimated future usage. At August 31, 2004 and 2003 the inventory allowance was $136,273 and $76,273.

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

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

tax reporting purposes. The Company periodically reviews such assets for possible impairments and expected losses, if any, are recorded currently.

Capitalized Software Costs

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”‘ software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale and subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the product’s total estimated revenues method, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company reviews capitalized software costs for impairment on an annual basis. To the extent that the carrying amount exceeds the estimated net realizable value of the capitalized software cost, an impairment charge is recorded.

During the years ended August 31, 2004, 2003 and 2002, the Company capitalized $564,803, $461,690, and $452,887 of software development costs. Amortization expense of capitalized software development costs, included in cost of sales, for the years ended August 31, 2004, 2003 and 2002 amounted to $432,516, $467,079, and $424,596.

Revenue Recognition

System Sales

In accordance with Statement of Position 97-2, “Software Revenue Recognition”, (“SOP 97-2”), as amended by SOP 98-4, SOP 98-9, and clarified by Staff Accounting Bulletin (SAB) 104, “Revenue Recognition in Financial Statements”, the Company recognizes revenue on sales of Clinical Information Systems and data acquisition products when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and the system is functional, (iii) the vendor’s fee is fixed or determinable and (iv) collectability is probable. Also in accordance with SOP 97-2, as amended, the Company allocates the fee of a multiple element contract to the various elements based on vendor-specific objective evidence of fair value. Revenue allocated to a specific element is recognized when the basic revenue recognition criteria above is met for that element. If sufficient vendor-specific objective evidence for all elements does not exist to allocate revenue to the elements, all revenue from the arrangement generally is deferred until such evidence does exist or until all elements have been delivered. Revenues related to installation of systems requiring substantial future performance by the Company are recognized using the percentage-of-completion method based on meeting key milestone events over the terms of the contract. Implementation revenue, consisting primarily of installation and training, is recognized as revenue as the services are performed.

As a result of the above provisions, the Company recorded deferred revenue on system sales of $244,882 and $501,507 at August 31, 2004 and 2003.

Service Revenue

Service revenues are recognized ratably over the contractual period (usually one year) or as the services are provided. These services are not essential to the functionality of any other elements and are separately stated. At August 31, 2004 and 2003, the Company had deferred service revenues of $1,175,509 and $1,115,366.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Revenue and Income

Deferred revenue on system sales and deferred service contract income represent cash received in advance or accounts receivable from system and service sales of which the above criteria have not been met for the current reporting of income.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure-an amendment of FASB No. 123” (SFAS No. 148), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123, as amended by SFAS No. 148, also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock issued to Employees,” or SFAS No. 123.

The Company accounts for stock based compensation to employees using the intrinsic value method in accordance with APB 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company’s stock at the measurement date over the amount an employee must pay to acquire stock. The Company accounts for stock based compensation to non-employees in accordance with SFAS No. 123, as amended by SFAS No. 148. The Company applies SFAS No. 123 and 148 in valuing options granted to non-employees and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as expense as services are provided. See “Recent Accounting Pronouncements” for additional discussion.

The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation.

	August 31,
	2004	2003	2002
Net income, as reported	$162,624	$94,101	$431,659
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(81,803)	(41,854)	(64,370)
Net income, pro forma	$80,821	$52,247	$367,289
Basic net earnings per share, as reported	$.05	$.03	$.13
Basic net earnings per share, pro forma	.02	.02	.11
Diluted net earnings per share, as reported	.05	.03	.13
Diluted net earnings per share, pro forma	.02	.02	.11

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

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive (see Note 8).

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes. SFAS No. 109 requires a Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Fair Value of Financial Instruments

Quoted market prices generally are not available for all of the Company’s financial instruments. Accordingly, fair values are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Cash, receivables, accounts payable, accrued liabilities, deferred service contract income and deferred revenue on system sales are recorded at carrying amounts which approximate fair value due to the short maturity of these instruments.

Recent Accounting Pronouncements

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

In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” related to the separation and allocation of consideration for arrangements that include multiple deliverables. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenues to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), “Consolidation of variable Interest Entities”. FIN 46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The adoption of this interpretation did not have any impact on our financial position or results of operations.

NOTE 2—RECEIVABLES

Receivables are summarized as follows:

	August 31,
	2004	2003
Billed receivables	$1,250,073	$1,215,357
Unbilled receivables	559,629	865,316
Allowance for doubtful accounts	(87,362)	(17,362)
	$1,722,340	$2,063,311

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	August 31,
	2004	2003
Machinery and equipment	$239,444	$315,549
Furniture and fixtures	267,932	304,584
Data processing equipment	918,472	1,155,653
Leasehold improvements	103,153	103,153
	1,529,001	1,878,939
Accumulated depreciation and amortization	(1,345,187)	(1,659,312)
	$183,814	$219,627

At August 31, 2003, the Company had various computer equipment under capital lease agreements in the amount of $68,251 with related accumulated amortization thereon of $67,890. The lease agreement was fulfilled in fiscal 2004.

During the years ended August 31, 2004 and 2003, the Company wrote-off fully amortized assets of $430,599 and $99,143, respectively.

Depreciation and amortization expense for property and equipment for the years ended August 31, 2004, 2003 and 2002 was $116,473, $152,112, and $227,441.

NOTE 4—NOTES PAYABLE TO BANK

At August 31, 2004 and 2003, the Company had a line of credit of $500,000 with a bank with interest at the bank’s prime rate plus 1% (4.50% at August 31, 2004). The line matures on February 1, 2005, and is collateralized by substantially all of the Company’s assets

The outstanding line of credit at August 31, 2004 is currently available. At August 31, 2004, the Company does not have an outstanding balance under the line of credit.

NOTE 5—COMMITMENTS

Operating Leases

The Company leases office and warehouse space in Calabasas, California under a non-cancelable operating lease expiring in fiscal 2008.

Future minimum lease payments, by year and in the aggregate, under the facility lease with initial or remaining terms of one year or more are as follows:

Fiscal year ending August 31,	Operating Leases
2005	$276,963
2006	285,030
2007	293,097
2008	49,074
2009	—
Total minimum lease payments	$904,164

Rent expense for the years ended August 31, 2004, 2003 and 2002 was approximately $278,000, $254,000, and $220,000.

Employee Benefit Plan

The Company maintains a 401(k) profit sharing plan that allows eligible employees to defer up to 100% of their earnings, on a pre-tax basis, subject to dollar limitations of the Internal Revenue Code. The Company provides a discretionary match on eligible employee contributions, which is determined on an annual basis. The amount of matching contribution for 2004 and 2003 was 25% of the eligible employee’s contribution up to 4% of the eligible employee’s total salary. Vesting of the matching contributions by the Company is 20% for each full year of employment. For the years ended August 31, 2004 and 2003, contributions were $25,356 and $24,825, respectively.

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

NOTE 5—COMMITMENTS (Continued)

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

Warranties and Product Liability

The Company warrants that its products conform to their respective functional specifications. The Company’s data acquisition products and components are warranted against faulty materials and workmanship for 90 days. The Company also warrants its application software incorporated in its Laboratory, Radiology, and Pharmacy Information Systems for 90 days. However, such warranties are extended throughout the term of extended service agreements that clients may elect to enter into with the Company. Direct costs associated with the initial warranties have been insignificant. The computers that the Company currently sells as part of its Clinical Information Systems are subject to the warranties of their manufacturers. The manufacturers generally warrant their products against faulty material and workmanship for one to three years. The Company passes through the manufacturers warranties to the end users and in most cases contracts with the manufacturers are to provide onsite warranty services through the manufacturers service network.

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

NOTE 6—SHAREHOLDERS’ EQUITY

Stock Option Plan and Warrants

During 1997, the Company adopted the 1997 Non-Qualified and Incentive Stock Option Plan (“the Plan”). Under the 1997 Non-Qualified Stock Option Plan, the Company may grant a maximum of 300,000 common shares (officers and directors may acquire no more than 150,000 common shares) and no options may be granted at a price less than 85 percent of the fair market value of the common shares on the date of grant. Under the 1997 Incentive Stock Option Plan, the Company may grant a maximum of 500,000 common shares (officers and directors may acquire no more than 250,000 common shares). In addition, under the 1997 Incentive Stock Option Plan, options can not be granted at a price less than 100 percent of the fair market value of the common shares on the date of grant for officers, directors and employees who own less than 10 percent of the Company’s common shares and not less than 110 percent of fair market value for those officers, directors, and employees who own 10 percent or more of the Company’s common shares. Under the 1997 Plan, options granted to optionees owning less than 10 percent of the Company’s outstanding voting securities may exercise their options within ten years from the date of grant. Options

NOTE 6—SHAREHOLDERS’ EQUITY (Continued)

granted to optionees owning 10 percent or more of the Company’s outstanding voting securities have an exercise term of no more than five years from the date of grant. Options granted to optionees owning 10 percent or more of the Company’s outstanding voting securities have an exercise term of no more than five years from the date of grant. No options under either plan can be exercised if the optionee had been previously granted an option that had not been exercised or had not expired. No options can be exercised during the first year of the option term. At August 31, 2004, the 1997 plan has 405,000 options outstanding and 242,500 options exercisable. The plan expires in 2008.

The Company had also granted special options approved by the Board of Directors to officers and directors. The options were granted at the fair market value at the date of grant and were exercisable over periods ranging from two to five years. At August 31, 2004, all options of the special grants had expired.

Option and warrant activity through August 31, 2004 is summarized below:

	Non-Qualified Plans		Incentive Plans		Warrants
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
September 1, 2001	450,000	$0.91	222,000	$1.00	125,000	$1.50
Options granted range from $.72 to $1.00	20,000	$0.72	80,000	$0.84	––	––
Options canceled range from $.90 to $1.00	––	––	(10,000)	$1.00	––	––
Options expired range from $.90 to $.99	(49,000)	$0.92	(20,125)	$0.92	––	––
Options exercised range from $.90 to $.99	(26,000)	$0.93	(9,375)	$0.90	––	––
Options and warrants outstanding at August 31, 2002	395,000	$0.90	262,500	$1.00	125,000	$1.50
Options granted range from $1.60 to $1.76	20,000	$1.60	70,000	$1.65	––	––
Options cancelled at $1.00	––	––	(10,000)	$1.00	––	––
Options and warrants expired range from $.90 to $1.50	(15,000)	$0.90	(5,000)	$0.90	(125,000)	$1.50
Options exercised range from $.90 to $1.00	(20,000)	$0.90	(32,500)	$0.94	––	––
Options outstanding at August 31, 2003	380,000	$0.94	285,000	$1.13	––	––
Options granted range from $1.51 to $1.66	30,000	$1.51	30,000	$1.56	––	––
Options cancelled at $1.00	––	––	(20,000)	$1.00	––	––
Options expired at $.90	(300,000)	$0.90	––	––	––	––
Options outstanding at August 31, 2004	110,000	$1.20	295,000	$1.18	––	––
Options exercisable at August 31, 2004	55,000	$1.00	187,500	$1.05
Options available for grant at August 31, 2004	144,000		146,875

NOTE 6—SHAREHOLDERS’ EQUITY (Continued)

Information relating to stock options and warrants at August 31, 2004 summarized by exercise price is as follows:

	Outstanding			Exercisable
		Weighted Average		Weighted Average
Exercise Price		Life	Exercise		Exercise
Per Share	Shares	(Months)	Price	Shares	Price
Incentive Stock Option Plan:
$0.72	30,000	30.0	$0.72	15,000	$0.72
$0.79	20,000	30.0	$0.79	10,000	$0.79
$1.00	105,000	11.0	$1.00	105,000	$1.00
$1.10	40,000	11.0	$1.10	40,000	$1.10
$1.51	20,000	54.0	$1.51	––	$1.51
$1.60	50,000	45.5	$1.60	12,500	$1.60
$1.66	10,000	54.0	$1.66	––	$1.66
$1.76	20,000	45.5	$1.76	5,000	$1.76
	295,000	26.8	$1.18	187,500	$1.05
Non-Qualified Stock Option Plan:
$0.72	20,000	30.0	$0.72	10,000	$0.72
$1.00	40,000	11.0	$1.00	40,000	$1.00
$1.51	30,000	54.0	$1.51	––	$1.51
$1.60	20,000	45.5	$1.60	5,000	$1.60
	110,000	32.5	$1.20	55,000	$1.00

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

The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for grants in 2004, 2003 and 2002; expected life of options, 5 years for all years; expected volatility ranging from 67% to 126%; and risk-free interest rate ranging 3.4% to 6.1%.  The weighted average fair value on the date of grants for options granted during 2004, 2003 and 2002 was $0.91, $1.25, and $0.64 per option.

Stock Issuances

During the year ended August 31, 2002, 2003 and 2002, the Company issued common shares of 0, 0, and 10,000 for cash amounting to $0, $0, and $3,500.

NOTE 7—INCOME TAX PROVISION (BENEFIT)

The provision (benefit) for income taxes consist of the following:

	August 31,
	2004	2003	2002
Current taxes:
Federal	$—	$—	$—
State	7,697	4,212	5,891
Deferred
Federal	102,457	(244,871)	273,877
State	8,909	(26,785)	98,932
	119,063	(267,444)	378,700
Change in valuation allowance	(1,300)	313,000	(89,200)
Income tax provision (benefit)	$117,763	$45,556	$289,500

Income tax provision (benefit) differs from the amount obtained by applying the statutory federal income tax rate to income before income tax expense as follows:

	August 31,
	2004	2003	2002
Computed provision (benefit) for taxes based on income at statutory rate	34.0%	34.0%	34.0%
State taxes, net of benefit of state net operating loss carryforward	6.5	3.0	14.5
Change in valuation allowance	(1.1)	(43.1)	(12.4)
Permanent differences and other	2.6	38.7	4.0
	42.0%	32.6%	40.1%

NOTE 7—INCOME TAX PROVISION (BENEFIT) (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of August 31, 2004 and 2003 are approximately as follows:

	August 31,
	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$34,900	$6,900
Inventory uniform capitalization and reserve	14,000	20,500
Accrued vacation	76,700	63,400
Deferred revenue	254,100	226,400
Depreciation and amortization	97,400	204,400
Net operating loss carryforwards	528,900	717,400
Tax credits	850,300	672,900
Other	13,900	12,400
Gross deferred tax assets	1,870,200	1,924,300
Deferred tax liability:
Capitalized software costs	(597,100)	(544,100)
Gross deferred tax liability	(597,100)	(544,100)
Valuation allowance	(479,200)	(480,500)
Net deferred tax assets	$793,900	$899,700

At August 31, 2004, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $0 and $1,555,000, respectively, that expire at various dates through 2022 and general business tax credit carryforwards available to offset future state and federal income tax payable of approximately $285,000 and $566,000, respectively, that expire at various dates through 2023. The Company also has alternative minimum tax (“AMT”) net operating loss carryforwards of approximately $2,055,000 to offset future AMT taxable income that expires through various dates through 2023. The Tax Reform Act of 1986 contains provisions, which limit the amount of tax credits that can be utilized in any one year in subsequent years.

The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. At August 31, 2004, the Company evaluated the net deferred tax asset taking into consideration operating results, and determined that a valuation allowance of approximately $479,200 should be established. The Company believes it is more likely than not that the net deferred tax asset of approximately $793,900 will be realized.

NOTE 8—EARNINGS (LOSS) PER SHARE

	August 31,
	2004	2003	2002
Basic weighted average shares outstanding	3,318,900	3,294,108	3,243,317
Dilutive effect of stock options and warrants	149,039	232,573	66,969
Diluted weighted average shares outstanding	3,467,939	3,526,681	3,310,286

NOTE 8—EARNINGS (LOSS) PER SHARE (Continued)

At August 31, 2004, 2003, and 2002, options and warrants to purchase 150,000, 0, and 125,000 shares, respectively, were outstanding and could affect future periods, but were not included in the computation of diluted earnings (loss) per common share because the effect would be antidilutive.

NOTE 9—SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company’s operations are classified into two principal operating segments: (a) development, manufacture, sales and service of Clinical Information Systems (CIS) for use in hospitals, clinics, reference laboratories and other healthcare institutions, and (b) application service provider (ASP) and data outsourcing services provided by Xymed.com, the Company’s wholly-owned subsidiary formed in September 1999.

The Company reports as one segment, as the Company was not pursuing the ASP Segment, during the years ended August 31, 2004 and 2003.

The Company had no customers that accounted for more than 10% of the Company’s sales during the years ended August 31, 2004, 2003 and 2002.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

(a)  Cash paid for:

	2004	2003	2002
Interest	$3,704	$8,863	$15,471
Income taxes	$4,099	$14,334	$6,182

NOTE 11—SUBSEQUENT EVENTS

The Company has approved the purchase of a new Customer Relationship Management System (CRM) along with certain upgrades of computer equipment to support the new CRM. The estimated cost for the new system, along with the computer equipment, is approximately $300,000. The Company intends to finance this transaction by obtaining a term loan from its bank.