Form 10KSB/A
period 2004-08-31
CREATIVE COMPUTER APPLICATIONS INC
filed 2004-12-22
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

STATEMENT REGARDING AMENDMENT 1

Pursuant to this Form 10-KSB/A, Amendment 1, the registrant amends Items 10, 11, 12, and 14 to include disclosure of the information required by such Items.  This amendment has no impact on the financial statements of the registrant for the fiscal year ended August 31, 2004. Besides the inclusion of the following disclosures, no other changes have been made to the Form 10-KSB for the fiscal year ended August 31, 2004.

Item 10. Executive Compensation.

The following table shows the compensation paid over the past three fiscal years with respect to: (i) the Company’s Chief Executive Officer during the 2004 fiscal year and (ii) the three other most highly compensated executive officers (in terms of salary and bonus) serving at the end of the 2004 fiscal year whose annual salary and bonus exceeded $100,000.

					Long Term Compensation
	Annual Compensation				Awards		Payouts

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)

Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compen- sation	Restricted Stock Award(s) ($)	Securitied Underlying Options/ SAR’s (#)	LTIP Payouts ($)	All Other Compen- sation

Steven M. Besbeck	2004	192,886	0	0	0	10,000	0	5,156
President, CEO	2003	198,159	0	0	0	10,000	0	5,288
CFO	2002	192,738	31,238	0	0	10,000	0	5,208

Bruce M. Miller	2004	187,847	0	0	0	10,000	0	9,000
Chairman	2003	191,107	0	0	0	10,000	0	8,994
	2002	183,061	30,421	0	0	10,000	0	9,319

James R. Helms	2004	141,972	0	0	0	10,000	0	11,465
Vice President	2003	136,661	0	0	0	10,000	0	11,418
Operations	2002	146,436	22,548	0	0	10,000	0	11,436

Christopher S. Coleman	2004	139,031	0	0	0	0	0	10,710
Vice President	2003	141,865	0	0	0	0	0	10,436
Sales	2002	161,369	10,000	0	0	10,000	0	2,282

Employment Agreements

Messrs Bruce Miller and Steven Besbeck are employed by the Company on a month-to-month basis pursuant to the terms of their employment agreements.  Each agreement provides for a base salary at an annual rate of $191,757 for Mr. Miller and $196,902 for Mr. Besbeck and authorizes the payment of other fringe benefits and bonuses made available by the Company to its senior executives.  The persons referred to above also received insurance benefits which were paid for by the Company and employer contributions to their 401(k) plan accounts as provided for in the Company’s 401(k) profit sharing plan.  These amounts, including amounts accrued and unconditionally vested under the 401(k) plan, are reflected in the table above.

The Company has adopted a profit sharing plan pursuant to which income tax is deferred on amounts contributed by employees under Section 401(k) of the Internal Revenue Code.  All employees, over the age of 21, are eligible to participate in the plan after the completion of six months of service.  The company contributes, on a matching basis, 25% of the employee’s contribution up to 4%.  The Company’s contribution becomes vested at the rate of 20% for each full year of employment.  Both the employee and Company contributions are subject to aggregate annual limits under the Internal Revenue Code.

Compensation of Directors

Directors who are not officers or employees of the Company are paid Directors’ fees of $2,000 per meeting and are reimbursed for their reasonable expenses for attending meetings.  At present, there are three independent directors, Lawrence S. Schmid, Robert S. Fogerson, Jr., and Norman R. Cohen, who are not officers and/or employees of the Company.  In addition, Messrs. Schmid, Fogerson, and Cohen are paid an annual retainer of $3,000 each.

STOCK OPTION PLANS

1997 Stock Option Plan

The Company’s 1997 Stock Option Plan is administered by the Board of Directors of the Company or a Committee of not less than two members thereof, which has the authority to determine the persons to whom the options may be granted, the number of shares to be covered by each option, the time or times at which the options may be granted or exercised and, for the most part, the terms and provisions of the options.  The 1997 Plan permits the grant of both incentive stock options (“ISOs”) qualifying under section 422 of the Internal Revenue Code (“Code”) and non-qualified stock options (“NSOs”), which do not so qualify.  Under the 1997 Plan, the option exercise price of ISOs may not be less than 100% (or 110% if the optionee owns 10% or more of the outstanding voting securities of the Company) of the fair market value of the Common Shares on the date of grant.  The option exercise price of NSOs may not be less than 85% of the fair market value of the Common Shares on the date of grant.  No option under the 1997 Plan may be exercised more than ten years from the date of grant except that options granted to optionees owning 10% or more of the outstanding voting securities of the Company may not be exercised more than five years from the date of grant.

The 1997 Plan is intended to offer a proprietary interest in the Company to “Key Employees” and “Key Contractors” contributing to the Company’s success and, by increasing their proprietary interest, to encourage them to remain in the employ and service of the Company, to assist the Company in competing effectively for the services of new employees and to attract and retain the best available persons as directors of the Company.  “Key Employees” are defined as persons, including officers and directors, employed by the Company, or any parent or subsidiary of the Company, on a compensable basis who hold positions of responsibility with the Company or a parent or subsidiary.  “Key Contractors” are defined as persons (including officers whether or not they are also directors) employed by the Company or any parent or subsidiary of the Company to render services (including services solely as a member of the Board of Directors) to or on behalf of the Company or any parent or subsidiary of the Company.

No options may be exercised within 12 months after the date of grant and must be exercisable at the rate of at least 20% per year over 5 years from the date of grant; however, options granted to directors will be exercisable at the rate of 25% per year in each of the second, third, fourth and fifth years from the date of grant on a cumulative basis.

The 1997 Plan provides for the granting of ISOs to purchase a maximum of 500,000 Common Shares and for the granting of NSOs to purchase a maximum of 300,000 Common Shares.

The aggregate number of shares subject to options, the maximum number of shares which may be purchased, and the number of shares and the exercise price for shares covered by outstanding options will be adjusted appropriately upon a stock split or reverse split of the issued Common Shares, the payment of a stock dividend, or the re-capitalization, combination or reclassification, or other increase or decrease in Common Shares.

Stock options granted under the 1997 Plan may not be transferred except by will or according to the laws of descent and distribution.  During the lifetime of the optionee, stock options may be exercised only by the optionee or by his or her guardian or legal representative.

The 1997 Plan provides that if an optionee’s employment with the Company is terminated because of disability or death, no ISOs held by the optionee shall be exercisable later than 12 months after the date of termination.  Upon the death of an optionee, all options held or the unexercised portion thereof exercisable on the date of death are exercisable by the optionee’s personal representative, heirs or legatees at any time prior to the expiration of 12 months from the date of death.

An optionee holding ISOs, whose employment with the Company terminates other than by disability or death must exercise the ISOs within 90 days after such termination.

The 1997 Plan provides that if an optionee terminates employment with the Company because of retirement with the consent of the Company, all NSOs held by the optionee, or unexercised portions thereof, expire on the date of retirement except for NSOs or unexercised portions thereof which were otherwise exercisable on the date of retirement, which expire unless exercised within 90 days after the date of retirement.  An optionee whose employment with the Company or service as a director of the Company is terminated for any reason other than those described above must exercise NSOs within 210 days after such termination of employment or service, as the case may be.

The 1997 Plan provides that no options shall be granted thereunder after April 25, 2007.  If options granted under the 1997 Plan expire for any reason or are canceled or terminated prior to April 25, 2007, the Common Shares allocable to any unexercised portion of such option may again be subject to an option.

Because the 1997 Plan will provide optionees the opportunity to acquire Common Shares through the exercise of stock options, the exercise of any stock option may have a proportionate dilutive effect on the holders of then outstanding Common Shares from both a financial standpoint (effect on earnings per share, etc.) and voting standpoint.

The Board of Directors may amend, suspend or discontinue the 1997 Plan at any time.  However, no such amendment may, without shareholder approval, materially increase the number of Common Shares which may be issued under the Plan, change the class of eligible participants or materially increase benefits accruing to participants under the Plan.

As of December 15, 2004, there were outstanding ISO’s to purchase 295,000 Common Shares at an average per share exercise price of $1.18 and NSO’s to purchase 110,000 Common Shares at an average per share exercise price of $1.20.

The following table sets forth information as to stock options granted under the 1997 Stock Option Plan for the fiscal year ended August 31, 2004 to each executive officer whose aggregate remuneration is set forth above.

Options/SAR Grants In Last Fiscal Year

Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Bruce M. Miller	10,000	33.3%	1.66	2/09
Steven M. Besbeck	10,000	33.3%	1.51	2/09
James R. Helms	10,000	33.3%	1.51	2/09
Christopher S. Coleman	0	0%

The following table sets forth information as to stock options granted under the 1997 Stock Option Plan, and the net value received from the exercise of options (market value of stock on the date of exercise, less the exercise price) by each executive officer whose aggregate remuneration is set forth above.

Aggregated Option/SAR Exercises in Last Fiscal Year

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In- the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

Bruce M. Miller	0	$0	47,500/22,500	3,800/1,800
Steven M. Besbeck	0	$0	47,500/22,500	7,800/1,800
James R. Helms	0	$0	47,500/22,500	8,150/2,150
Christopher S. Coleman	0	$0	10,000/5,000	2,900/2,150

Other Non-Qualified Stock Options

On March 5, 1992, the Board of Directors of the Company granted special one-time grants of stock options to the Chairman and senior officers of the Company, all of whom are also directors of the Company, to purchase up to 300,000 shares of the Company’s Common Shares, for a period of five years from the date of grants, at an exercise price of $1.375 per share, the market price of the Common Shares on March 5, 1992.  On February 6, 1997, the expiration date of the options was extended to December 31, 2000.  On December 14,1998 the options were repriced to $.90 per share.  On December 13, 2000, the expiration date of the options was extended to December 31, 2003.  The market price of the Common Shares on December 13, 2000 was $.44 per share.  The options are fully vested and are exercisable at $.90 per share.  Special stock options were granted to Mr. Miller to purchase up to 100,000 Common Shares, to Mr. Besbeck to purchase up to 100,000 Common Shares, and to Mr. Helms to purchase up to 100,000 Common Shares.  These options expired on December 31, 2003.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and other rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	800,000	$1.19	290,875
Total	800,000	$1.19	290,875

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company’s Common Shares at December 15, 2004 of (i) each present Director or nominee for Director, (ii) all officers and Directors as a group, and (iii) each beneficial owner of more than five percent of the Company’s Common Shares.  Information as to beneficial owners who are not officers or directors of the Company is based on publicly available information as of the record date.

	Common Shares Beneficially Owned at December 15, 2004
	Number of Shares (1)	Percent of Class (2)
Steven M. Besbeck (3) (10)	282,700	8.4%
James R. Helms (4)(10)	119,300	3.5%
Bruce M. Miller (5)(10)	357,500	10.6%
Christopher S. Coleman (6)(10)	15,000	*
Lawrence S. Schmid (7)(11)	32,500	1.0%
Robert S. Fogerson, Jr. (8)(12)	39,000	1.2%
Norman R. Cohen (9)(10)	0	*

All officers and Directors as a Group (3)(4)(5)(6)(7)(8)(9)(10)(11) (12)	846,000	24.0%

The Wall Street Group, Inc. (13)	204,000	6.2%

*  Less than 1%

Footnotes:

(1)           Sole voting and investment control unless otherwise noted.

(2)           Unless otherwise indicated, does not include Common Shares issuable under: (a) employee stock option plans.

(3)           Includes 47,500 Common Shares issuable under currently exercisable stock options held by Mr. Besbeck but excludes 22,500 Common Shares issuable under currently non-exercisable stock options held by Mr. Besbeck.

(4)           Includes 47,500 Common Shares issuable under currently exercisable stock options held by Mr. Helms but excludes 22,500 Common Shares issuable under currently non-exercisable stock options held by Mr. Helms.

(5)           Includes 47,500 Common Shares issuable under currently exercisable stock options held by Mr. Miller but excludes 22,500 Common Shares issuable under currently non-exercisable stock options held by Mr. Miller.

(6)           Includes 10,000 Common Shares issuable under currently exercisable stock options held by Mr. Coleman but excludes 5,000 Common Shares issuable under currently non-exercisable stock options held by Mr. Coleman.

(7)           Includes 27,500 Common Shares issuable under currently exercisable stock options held by Mr. Schmid, but excludes 22,500 Common Shares issuable under currently non-exercisable stock options held by Mr. Schmid.

(8)           Includes 27,500 Common Shares issuable under currently exercisable stock options held by Mr. Fogerson but excludes 22,500 Common Shares issuable under currently non-exercisable stock options held by Mr. Fogerson.

(9)           Excludes 10,000 Common Shares issuable under currently non-exercisable stock options held by Mr. Cohen.

(10)         Mr. Miller’s, Mr. Besbeck’s, Mr. Helms’, Mr. Cohen’s and Mr. Coleman’s address is 26115-A Mureau Road, Calabasas, CA 91302.

(11)         Mr. Lawrence Schmid’s address is c/o Strategic Directions International, Inc., 6242 Westchester Parkway, Suite 100, Los Angeles, CA 90045.

(12)         Mr. Robert Fogerson’s address is 13100 Brenwood Circle, Minnetonka, MN 55343.

(13)         The Wall Street Group, Inc.’s address is 32 E. 57th Street, New York, NY 10022.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange (AMEX) reports of ownership and changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended August 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

CODE OF ETHICS

The Board of Directors has adopted a Code of Business Conduct and Ethics, a copy of which is filed as an exhibit to this 10KSB/A.

AUDIT COMMITTEE REPORT

The following is the report of the Audit Committee with respect to the Company’s audited financial statements for the fiscal year ended August 31, 2004.  Such financial statements include the consolidated balance sheets of the Company as of August 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2004, and the notes thereto.  The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

REVIEW WITH MANAGEMENT

The audit committee has reviewed and discussed the Company’s audited financial statements for the fiscal year ended August 31, 2004 with management.

REVIEW AND DISCUSSIONS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee has discussed with BDO Seidman, LLP, the Company’s independent registered public accounting firm, the matters required to be discussed by SAS 61 “Communications with Audit Committees”, as amended by SAS 90 “Audit Committee Communications”, which includes, among other items, matters related to the conduct of the audit of the Company’s financial statements.

The Audit Committee has also received written disclosures and the letter from BDO Seidman, LLP required by Independence Standards Board Standard No. 1 (which relates to the accountant’s independence from the Company and its related entities) and has discussed with BDO Seidman, LLP its independence from the Company.

CONCLUSION

Based on the review and discussions referred to above, the committee recommended to the Company’s Board that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004.

SUBMITTED BY THE AUDIT COMMITTEE OF

THE BOARD OF DIRECTORS

Robert S. Fogerson, Jr.

Lawrence S. Schmid

Norman R. Cohen

Item 12. Certain Relationships and Related Transactions.

There are no relationships or related party transactions, which the Company, its officers or directors are a party to.

Item 13.  Exhibits and Reports on Form 8-KSB/A

(a)            Exhibits

14.1         Code of Business Conduct and Ethics.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth fees for services paid to our independent registered public accounting firm:

	2004	2003
Audit fees (1)	92,656	73,867
Audit-related fees (2)	2,786	3,341
Tax fees (3)	—	—
All other fees (4)	—	—

Total	$95,442	$77,208

(1)           Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, for the fiscal years ended August 31, 2004 and 2003.

(2)           Represents fees for assurance and related services that are reasonably related to the performance of the auditor review of our financial statements and are not reported in footnote (1) above.  For fiscal years 2004 and 2003, the fees are for the review of the proxy statement and the annual meeting.

(3)           Represents fees in connection with preparation of our federal and state tax returns.

(4)           During 2004 and 2003, the Company did not incur any other fees related to other services provided including no fees related to financial information systems design and implementation services.

Our Audit Committee has determined that the provision of non-audit services by BDO Seidman, LLP is compatible with maintaining BDO Seidman’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A (i)(1)(B) of the Securities Exchange Act of 1934.

Generally, the Audit Committee approves in advance audit and non-audit services to be provided by BDO Seidman.  In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman report such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.

Dated: December 21, 2004	By:
/S/ Steven M. Besbeck
Steven M. Besbeck, President,
Chief Executive Officer, and Chief Financial Officer