Form 10QSB
period 2004-11-30
CREATIVE COMPUTER APPLICATIONS INC
filed 2005-01-14
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004.

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

(818) 880-6700
Issuer’s telephone number:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,321,900 common shares as of December 31, 2004.

Transitional Small Business Disclosure Format (check one):

Yes  ☐             No  ☒

CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB

I N D E X

CREATIVE COMPUTER APPLICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2004	August 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,623,598	$1,574,377
Receivables, net	1,913,115	1,722,340
Inventory	136,634	118,517
Prepaid expenses and other assets	273,130	266,848
Deferred tax asset	539,420	539,420

TOTAL CURRENT ASSETS	4,485,897	4,221,502

PROPERTY AND EQUIPMENT, net	328,222	183,814
INVENTORY OF COMPONENT PARTS	191,599	199,031
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,203,218 and $1,103,009	1,519,952	1,492,661
DEFERRED TAX ASSET	254,457	254,457

	$6,780,127	$6,351,465

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to bank (Note 3)	300,000	—
Accounts payable	393,718	185,869
Accrued liabilities:
Vacation pay	249,563	230,183
Accrued payroll	66,669	158,092
Other	202,071	188,338
Deferred service contract income	1,206,685	1,175,509
Deferred revenue on system sales	261,796	244,882

TOTAL CURRENT LIABILITIES	2,680,502	2,182,873

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,318,900 and 3,318,900 shares issued and outstanding	6,192,692	6,192,692
Accumulated deficit	(2,093,067)	(2,024,100)

TOTAL SHAREHOLDERS’ EQUITY	4,099,625	4,168,592

	$6,780,127	$6,351,465

See Notes to Condensed Consolidated Financial Statements.

* As presented in the audited consolidated financial statements

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended November 30,
	2004	2003
	(Unaudited)

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$632,479	$471,355
Service revenue	1,158,229	1,124,206
	1,790,708	1,595,561

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	418,021	447,375
Service revenue	390,998	405,054
	809,019	852,429

Gross profit	981,689	743,132

OPERATING EXPENSES
Selling, general and administrative	753,741	740,484

Research and development	299,583	256,236

Total operating expenses	1,053,324	996,720

Operating loss	(71,635)	(253,588)

INTEREST AND OTHER INCOME	2,966	1,357

INTEREST EXPENSE	(298)	(1,427)

Loss before provision for income taxes	(68,967)	(253,658)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(68,967)	$(253,658)

LOSS PER SHARE (Note 2):

Basic	$(.02)	$(.08)
Diluted	(.02)	(.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	3,318,900	3,318,900

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Three Months Ended November 30,
	2004	2003
	(Unaudited)

OPERATING ACTIVITIES
Net loss	$(68,967)	$(253,658)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,200	33,639
Provision for doubtful accounts	—	10,000
Amortization of capitalized software costs	100,209	101,692
Increase (decrease) from changes in:
Receivables	(190,775)	149,858
Inventories	(10,685)	29,807
Prepaid expenses and other assets	(6,282)	32,380
Accounts payable	207,849	50,614
Accrued liabilities	(58,310)	(50,346)
Deferred service contract income	31,176	28,584
Deferred revenue on system sales	16,914	(187,004)

Net cash provided by (used in) operating activities	55,329	(54,434)

INVESTING ACTIVITIES
Additions to property and equipment	(178,608)	(20,312)
Additions to capitalized software costs	(127,500)	(129,000)

Net cash used in investing activities	(306,108)	(149,312)

FINANCING ACTIVITIES
Borrowings on notes payable	300,000	—
Payments on capital lease obligations	—	(361)

Net cash provided by (used in) financing activities	300,000	(361)

NET INCREASE (DECREASE) IN CASH	49,221	(204,107)

CASH, beginning of period	1,574,377	1,075,323

CASH, end of period	$1,623,598	$871,216

See notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                                                          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of November 30, 2004, the results of its operations for the three months ended November 30, 2004 and 2003, and cash flows for the three months ended November 30, 2004 and 2003.  These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004.

                                                                                                The results of operations for the three months ended November 30, 2004 are not necessarily indicative of the results expected for any other period or for the entire year.

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

                                                                                                Earnings per share has been computed as follows:

	Three Months Ended November 30, 2004	Three Months Ended November 30, 2003

NET LOSS	$(68,967)	$(253,658)
Basic weighted average number of common shares outstanding	3,318,900	3,318,900

Dilutive effect of stock options	—	—
Diluted weighted average number of common shares outstanding	3,318,900	3,318,900

Basic loss per share	$(.02)	$(.08)
Diluted loss per share	$(.02)	$(.08)

                                                                                                For the three months ended November 30, 2004 and 2003, options to purchase 405,000 and 405,000 shares of common stock at a per share price ranging from $.72 to $1.76 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

Note 3.                                                          The Company’s line of credit with its bank provides for $500,000 on a revolving basis through February 1, 2005.  On November 30, 2004, the total amount due to the bank was $300,000.

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

                                                                                                The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended November 30, 2004	Three Months Ended November 30, 2003

Net loss, as reported	$(68,967)	$(253,658)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—

Less: total stock based employee compensation expense determined under fair value based method for all awards	(13,704)	(16,835)

Net loss, pro forma	$(82,671)	$(270,493)

Basic net loss per share, as reported	$(.02)	$(.08)

Basic net loss per share, pro forma	$(.02)	$(.08)

Diluted net loss per share, as reported	$(.02)	$(.08)

Diluted net loss per share, pro forma	$(.02)	$(.08)

The Company issues all of its options at fair market value at the time of grant; therefore, no expense has been recorded under the intrinsic value method for the three months ended November 30, 2004 and 2003.  As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards:  The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2004 and 2003: risk free interest rates ranging from 3.4% to 6.1%, expected lives of 5 years; volatility ranging from 67% to 126% and no assumed dividends.  The weighted-average grant-date fair value of options granted during 2004 and 2003 was estimated to be $.91 and $1.25, respectively.  There were no options granted in the three months ended November 30, 2004.

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

Note 6.                                                          New Accounting Pronouncements - In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). SFAS No. 123, as originally issued in 1995, established fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. As disclosed in footnote 2, the Company elected the option of disclosure only under SFAS No. 123. Public entities will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.  The Company is currently evaluating the impact of this statement.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  The Company is required to adopt SFAS No. 151 in 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial condition.

Note 7.                                                          Subsequent Events — On January 10, 2005, the Company entered into a letter of intent to merge with StorCOMM, Inc. of Jacksonville, Florida, a private company providing Picture Archive Communication Systems (PACS) and Clinical Image Management Systems for the medical imaging market (the “StorCOMM Merger”). CCA will be the surviving entity and StorCOMM shareholders will own one-half of the merged entity.  The transaction is subject to the completion and execution of a definitive merger agreement and shareholder approval.  It is expected that the post merger company will offer integrated applications and services to a broad sector of the healthcare provider market.  The merger is expected to be completed by the spring of 2005.

On January 11, 2005, the Company announced a change in its fiscal year end from August 31 to December 31.  The Company will be filing a Form 10-QSBT transition report covering the transition period of September 1, 2004 — December 31, 2004.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains forward-looking statements, which reflect management’s current views about future events and financial results.  Management makes these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar words.  Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement.  These uncertainties and other factors include, among other things:

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

•                  Rapid technological change in the microelectronics and software industries

•                  Increasing competition from current as well as future competitors, and

•                  The ability to complete the StorCOMM Merger.

Set forth below are other significant uncertainties and factors affecting forward-looking statements. The readers should understand that uncertainties and other factors identified in this Quarterly Report on Form 10-QSB are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements.  We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

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

CCA’s results of operations for the first fiscal quarter ended November 30, 2004 were marked by an increase in sales and a smaller loss over the comparable quarter one year ago.  The Company’s increase in revenues for the first fiscal quarter was due to a number of factors.  The primary factor was a transition to a new version of our core product, CyberLAB® 7.0 that impacted new sales and upgrades of clients on the previous version of this product.  CyberLAB 7.0 was introduced to the marketplace in the second fiscal quarter of 2004 and is now live in ten sites and five new sites are in the process of being implemented.  The response to the new version has been very positive.  Other factors contributing to the increase in sales were associated with new sales and marketing activities, which generated significant interest among new buyers as well as the existing client base.    It is anticipated that the migration to CyberLAB 7.0 will require clients to acquire additional hardware and professional services from the Company in order to deploy the new software.  Generally, sales cycles for CIS products are lengthy and on average exceed one year from inception to closure.  Because of the complexity of the sales process, a number of factors can delay the closing of transactions that are beyond the control of the Company.

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

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended November 30, 2004	Three Months Ended November 30, 2003

Revenues:
System sales	35.3%	29.5%
Service revenues	64.7	70.5

Total revenues	100.0	100.0
Costs of products and services sold:
System sales	23.4	28.0
Service revenues	21.8	25.4

Total costs of products and services	45.2	53.4
Gross profit	54.8	46.6
Operating expenses:
Selling, general and administrative	42.1	46.4
Research and development	16.7	16.1
Total operating expenses	58.8	62.5
Operating loss	(4.0)	(15.9)
Loss before provision for income taxes	(3.9)	(15.9)
Provision for income taxes	—	—

Net loss	(3.9)	(15.9)

Sales for the first fiscal quarter ended November 30, 2004 increased to $1,790,708, as compared to $1,595,561 for the comparable quarter ended November 30, 2003, an overall increase of approximately $195,147 or 12%.  When analyzed by product category, sales of CIS products increased by $135,748 or 32.5%, sales of data acquisition products increased by $27,044 or 56.1%, and service revenues increased by $34,023 or 3.0% when compared to the same quarter of fiscal 2004.  Such increases were partially offset by a slight decrease in other revenues of $1,668 or 29.9%.  The increase in sales of CIS products was primarily attributable to the favorable acceptance in the marketplace and the current client base of the new version of CyberLAB 7.0.  The increase in service revenues is attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS installations increases.

The increase in the sales of data acquisition products is primarily attributable to a greater number of units shipped to OEM customers, however, management believes going forward, there will be reduced sales of data acquisition products as there has been a technological shift to software based clinical instrument interfaces.  Furthermore, fewer OEM customers remain active in the marketplace or no longer use CCA’s data acquisition products.  Management does not believe the data acquisition product business is a material part of CCA’s business today and will not be in the future as the Company’s emphasis is being placed on its CIS products and related services.

The Company continues to expand its direct sales and marketing activities, directing its focus towards larger clients and multi-product sales as well as selling new products into its installed client base.  Although its “pipeline” of working CIS transactions continues to improve, management views the near term outlook for the continued sale of CIS products cautiously during the first half of the 2005 fiscal year.  The Company’s future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter, and the temporary delays in the closing of new CIS sales.  In addition, the Company’s revenues associated with CIS sales may be delayed due to client related issues such as client staff availability for training, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of CCA.

Cost of sales for the first quarter of fiscal 2005 decreased by $43,410 or 5.1% as compared to the same quarter of fiscal 2004.  The overall decrease in cost of sales was primarily attributable to a decrease in material costs of $16,341 or 18.4%, a decrease in other costs of $24,676 or 7.6%, and a slight decrease in labor costs of $2,393 or 0.5%.  The decrease in material costs was attributable to fewer sales of CIS products requiring hardware.  Many new clients prefer providing their own hardware and, as a result, a higher percentage of CCA’s CIS sales do not include hardware.  The decrease in other costs of sales was attributable to decreased expenses related to telephone costs as a result of better rates negotiated under a new contract for telephone and data services.  Cost of sales as a percentage of sales was 45% as compared to 53% for the comparable 2004 fiscal quarter.  The overall percentage decrease in cost of sales, as a percentage of sales, was attributable to the overall increase in sales of CIS products and the cost reductions as discussed above.  The Company could potentially experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general, and administrative expenses increased by $13,257 or 1.8% for the first fiscal quarter 2005 as compared to the same quarter of fiscal 2004.  The increases in selling, general, and administrative expenses were primarily attributable to approximately $7,400 in expenses related to implementation fees for upgrading certain modules of the accounting system and approximately $7,100 for consultant expenses related to Sarbanes-Oxley Act Section 404 compliance requirements.  Management anticipates that it will incur increases in auditing and consultant expenses in fiscal 2005 that are related to Sarbanes-Oxley Act Section 404 compliance requirements.  It is likely to incur additional expenses in 2005 related to the StorCOMM Merger.  During fiscal 2005, the Company will also acquire and implement a new customer relationship management system to replace its aged help desk application, a portion of the costs of which will be expensed.  The Company plans to monitor and keep a tight reign on its expenditures in fiscal 2005.  Management also anticipates increases in insurance costs in the current fiscal year.

Research and development expenses increased by $43,347 or 16.9% during the first fiscal quarter of 2005 as compared to the same quarter of fiscal 2004.  The increase is attributable to increases in salaries, other personnel related expenses, and the addition of new personnel in product engineering.  For the comparable first quarters of 2005 and 2004, the Company capitalized software costs of $127,500 and $129,000, respectively, which are generally amortized over the estimated useful life, not to exceed five years.  Such costs were attributable to enhancements and new modules for the Company’s CIS products, and new applications under development.

For the fiscal quarters ended November 30, 2004 and 2003, the Company did not record a tax provision due to the pretax net loss.  The Company believes that it is more likely than not that the net deferred tax asset of $793,877 will be realized in future periods.

As a result of the factors discussed above, the Company incurred a net loss of $68,967 and $253,658, respectively, for the first fiscal quarters of 2005 and 2004.  The Company’s basic and diluted loss per share was $.02 and $.08, respectively, for the first fiscal quarters of 2005 and 2004.

Capital Resources and Liquidity

The Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $127,500 and $129,000 during the first fiscal quarters of 2005 and 2004 in software development.  These expenditures related to the new browser version of the Company’s LIS product, CyberLAB 7.0, and other product enhancements.  The Company anticipates expending additional sums during fiscal 2005 on product enhancements to all its products and the further development of the new browser version of the Company’s CyberLAB 7.0 product.  During the first fiscal quarter of 2005, the Company invested an aggregate of $178,608 in additions to fixed assets, primarily consisting of computers and software related to the new customer relationship management system, which is replacing its aged help desk application, as compared to an investment of $20,312 in the comparable quarter of 2004.

As of November 30, 2004, the Company’s working capital amounted to $1,805,395, compared to $2,038,629 as of August 31, 2004.  The Company’s current ratio was 1.7 at November 30, 2004 compared to 1.9 at August 31, 2004.  At November 30, 2004, the Company’s credit facilities with its bank consisted of a revolving line of credit of $500,000, of which there was $300,000 outstanding.  The bank credit agreement expires on February 1, 2005.  Management believes the bank will renew the line of credit; however, if such renewal is not forthcoming, the Company may have to seek alternative financing. In addition, the Company may seek additional debt or equity financing in connection with the StorCOMM Merger.

Cash flows from operating activities were $55,329 for the first fiscal quarter of 2005 compared to cash used of $54,434 for the comparable quarter of fiscal 2004.  The increase in cash flow from operating activities was primarily attributable to the reduction in net loss from operations in the first fiscal quarter ended November 30, 2004 compared to the first quarter of fiscal 2004 offset by the net change in accrued receivables, payables, and deferred revenues.

Net cash used in investing activities totaled $306,108 for the first quarter of fiscal 2005, compared to $149,312 used in investing activities during the comparable quarter of 2004.  The increase in cash used in investing activities was due to increased investment in property and equipment.

Cash flows from financing activities amounted to $300,000 during the first fiscal quarter of 2005 compared to cash used of $361 in the same quarter of fiscal 2004.  The change from fiscal 2004 to fiscal 2005 resulted primarily from borrowings from its revolving line of credit with the bank.

                        The Company’s primary source of working capital has been generated from earnings, and from borrowings on its line of credit.  The Company produced cash flows amounting to $55,329 along with cash provided from financing activities of $300,000 to fund its operations in the first fiscal quarter ended November 30, 2004.  Management believes that its sales pipeline is adequate to produce sufficient operating cash flow in the 2005 fiscal year, and that its projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for its 2005 fiscal year.  However, an unanticipated decline in sales or continued delays in closing new transactions, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  If such events were to occur, the Company may have to seek alternative financing.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with its clients.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on managements estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At November 30, 2004, the inventory reserve was $143,705.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at November 30, 2004 was $1,913,115, net of an allowance for doubtful accounts of $87,362.

Revenue Recognition

Revenues are derived primarily from the sale of CIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.” SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At November 30, 2004, deferred venue was $261,796.

Post Implementation software and hardware maintenance services are marketed under monthly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  Deferred revenue related to CIS sales is comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  At November 30, 2004, deferred service contract income was $1,206,685.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the first fiscal quarters of 2005 and 2004, the Company capitalized $127,500 and $129,000, respectively.  At November 30, 2004, the balance of capitalized software costs were $1,519,952, net of accumulated amortization of $1,203,218.

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

Loss of the services of our key personnel could adversely affect our business

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

We depend on our computer and communications system

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

Our evaluation of internal controls and remediation of potential problems will be costly and time consuming and could expose weakness in our financial reporting

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.  We are evaluating our internal controls system in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required in Section 404 of the Sarbanes-Oxley Act of 2002.

We may be unable to complete the StorCOMM Merger

We have entered into a Letter of Intent to merge with StorCOMM.  The transaction is subject to the completion and execution of a definitive merger agreement and shareholder approval.  The merger is risky and may be subject to a lengthy process to close and it could divert management’s time and focus from operating our business.  We may seek additional debt or equity financing in connection with the merger.  Additional financing may not be available to us on acceptable terms or at all.  We may not be able to close the transaction on the timetable we anticipate, if at all.  If we are unable to complete the merger, we may incur significant non-recoverable expenses that may have a material adverse effect on our financial position.  If we do complete the transaction, it could result in unanticipated operating difficulties and expense and the anticipated benefits of the transaction may not materialize.

Future sales of our common stock could adversely affect our stock price

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

New Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). SFAS No. 123, as originally issued in 1995, established fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. As disclosed in footnote 2, the Company elected the option of disclosure only under SFAS No. 123. Public entities will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.  The Company is currently evaluating the impact of this statement.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  The Company is required to adopt SFAS No. 151 in 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial condition.

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

CREATIVE COMPUTER APPLICATIONS, INC.

(Company)

Date	January 14, 2005	/S/ Steven M. Besbeck
Steven. M. Besbeck, President
Chief Executive Officer, Chief Financial Officer

Date	January 14, 2005	/S/ Anahita Villafane
Anahita Villafane,
Controller and Chief Accounting Officer