Form 10-QT
period 2004-12-31
CREATIVE COMPUTER APPLICATIONS INC
filed 2005-03-01
CIK 712815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from September 1, 2004 to December 31, 2004.

Commission file number 0-12551

CREATIVE COMPUTER APPLICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

California	95-3353465
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

26115-A Mureau Road, Calabasas, California 91302
(Address of principal executive offices)

(818) 880-6700
Issuer’s telephone number:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,369,900 common shares as of February 15, 2005.

                Transitional Small Business Disclosure Format (check one):

                                                                                                Yes ☒            No   ☐

FORM 10-QSB

I N D E X

PART I - Financial Information:

Condensed Consolidated Balance Sheets at December 31, 2004

Condensed Consolidated Statements of Operations for the four months ended December 31, 2004 and December 31, 2003

Condensed Consolidated Statements of Cash Flows for the four months ended December 31, 2004 and December 31, 2003

Notes to Condensed Consolidated Financial Statements

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Controls and Procedures

PART II - Other Information:

Items 1 through 6

Signatures

Exhibits and Certifications

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2004
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,655,063
Receivables, net	1,736,768
Inventory	86,298
Prepaid expenses and other assets	256,289
Deferred tax asset	539,420

TOTAL CURRENT ASSETS	4,273,838

PROPERTY AND EQUIPMENT, net	345,004
INVENTORY OF COMPONENT PARTS	186,599
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $878,021	1,531,573
DEFERRED TAX ASSET	254,457

$6,591,471

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to bank (Note 3)	$300,000
Accounts payable	377,768
Accrued liabilities:
Vacation pay	243,060
Accrued payroll	128,227
Other	173,808
Deferred service contract income	1,235,032
Deferred revenue on system sales	226,111

TOTAL CURRENT LIABILITIES	2,684,006

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,321,900 shares issued and outstanding	6,195,692
Accumulated deficit	(2,288,227)

TOTAL SHAREHOLDERS’ EQUITY	3,907,465

$6,591,471

See Notes to Condensed Consolidated Financial Statements.

* As presented in the audited consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Four Months Ended December 31,
	2004	2003
	(Unaudited)

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$844,069	$541,019
Service revenue	1,547,173	1,457,182
	2,391,242	1,998,201

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	610,294	607,784
Service revenue	542,151	540,751
	1,152,445	1,148,535

Gross profit	1,238,797	849,666

OPERATING EXPENSES
Selling, general and administrative	1,099,279	992,595

Research and development	406,214	342,824

Total operating expenses	1,505,493	1,335,419

Operating loss	(266,696)	(485,753)

INTEREST AND OTHER INCOME	4,589	1,761

INTEREST EXPENSE	(2,020)	(1,888)

Loss before provision for income taxes	(264,127)	(485,880)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(264,127)	$(485,880)

LOSS PER SHARE (Note 2):

Basic	$(.08)	$(.15)
Diluted	(.08)	(.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	3,319,650	3,318,900

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Four Months Ended December 31,
	2004	2003
	(Unaudited)

OPERATING ACTIVITIES
Net loss	$(264,127)	$(485,880)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42,416	44,489
Provision for doubtful accounts	34,432	10,000
Amortization of capitalized software costs	136,330	141,456
Increase (decrease) from changes in:
Receivables	(48,860)	456,525
Inventories	44,651	34,807
Prepaid expenses and other assets	10,559	22,652
Accounts payable	191,899	(23,146)
Accrued liabilities	(31,518)	(43,895)
Deferred service contract income	59,523	72,506
Deferred revenue on system sales	(18,771)	(209,154)

Net cash provided by operating activities	156,534	20,360

INVESTING ACTIVITIES
Additions to property and equipment	(203,606)	(25,301)
Additions to capitalized software costs	(175,242)	(180,500)

Net cash used in investing activities	(378,848)	(205,801)

FINANCING ACTIVITIES
Borrowings on notes payable	300,000	—
Payments on capital lease obligations	—	(361)

Net cash provided by (used in) financing activities	300,000	(361)

NET INCREASE (DECREASE) IN CASH	80,686	(185,802)

CASH, beginning of period	1,574,377	1,075,323

CASH, end of period	$1,655,063	$889,521

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                                                          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2004, the results of its operations for the four months ended December 31, 2004 and 2003, and cash flows for the four months ended December 31, 2004 and 2003.  These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004.

                                                                                                This is a transitional report that is being filed since the Company has changed its fiscal year from August 31 to December 31, and therefore the results of operations for the four months ended December 31, 2004 are not necessarily indicative of the results expected for any other period or for the entire year.

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

                                                                                                Earnings per share has been computed as follows:

	Four Months Ended December 31, 2004	Four Months Ended December 31, 2003

NET LOSS	$(264,127)	$(485,880)
Basic weighted average number of common shares outstanding	3,319,650	3,318,900

Dilutive effect of stock options	—	—
Diluted weighted average number of common shares outstanding	3,319,650	3,318,900

Basic loss per share	$(.08)	$(.15)
Diluted loss per share	$(.08)	$(.15)

                                                                                                For the four months ended December 31, 2004 and 2003, options to purchase 402,000 and 345,000 shares of common stock at a per share price ranging from $.72 to $1.76 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

Note 3.                                                          The Company’s line of credit with its bank provides for $1,000,000 on a revolving basis through February 1, 2006.  On December 31, 2004, the total amount due to the bank was $300,000.

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

                                                                                                The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

	Four Months Ended December 31, 2004	Four Months Ended December 31, 2003

Net loss, as reported	$(264,127)	$(485,880)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—

Less: total stock based employee compensation expense determined under fair value based method for all awards	(22,267)	(22,447)

Net loss, pro forma	$(286,394)	$(508,327)

Basic net loss per share, as reported	$(.08)	$(.15)

Basic net loss per share, pro forma	$(.09)	$(.15)

Diluted net loss per share, as reported	$(.08)	$(.15)

Diluted net loss per share, pro forma	$(.09)	$(.15)

                                                                                                The Company issues all of its options at fair market value at the time of grant; therefore, no expense has been recorded under the intrinsic value method for the four months ended December 31, 2004 and 2003.  As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards:  The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2004 and 2003: risk free interest rates ranging from 3.4% to 6.1%, expected lives of 5 years; volatility ranging from 67% to 126% and no assumed dividends.  The weighted-average grant-date fair value of options granted during 2004 and 2003 was estimated to be $.91 and $1.25, respectively.  There were no options granted in the four months ended December 31, 2004.

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

Overview

                This is a transitional report that is being filed since the Company has changed its fiscal year from August 31 to December 31, and therefore the results of operations for the four months ended December 31, 2004 are not necessarily indicative of the results expected for any other period or for the entire year.  CCA generates revenues primarily from the sale of its Clinical Information Systems (CIS), which includes the licensure of proprietary application software, the licensure of third party software, and the sale of servers upon which the application software operates.  In connection with its sales of CIS products, the Company provides implementation services for the installation, integration, and training of end users’ personnel.  The Company generates sales of ancillary software and hardware, including its data acquisition products, to its CIS clients and to third parties.  The Company also generates recurring revenues from the provision of comprehensive post implementation services to its CIS clients, pursuant to extended service agreements.

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

CCA’s results of operations for the four months ended December 31, 2004 were marked by an increase in sales and a smaller loss over the comparable period one year ago.  The Company’s increase in revenues was due to a number of factors.  The primary factor was a transition to a new version of our core product, CyberLAB® 7.0 that impacted new sales and upgrades of clients on the previous version of this product.  CyberLAB 7.0 was introduced to the marketplace in January of 2004 and is now live in ten sites and eight new sites are in the process of being implemented.  The response to the new version has been very positive.  Other factors contributing to the increase in sales were associated with new sales and marketing activities, which generated significant interest among new buyers as well as the existing client base.    It is anticipated that the migration to CyberLAB 7.0 will require clients to acquire additional hardware and professional services from the Company in order to deploy the new software.  Generally, sales cycles for CIS products are lengthy and on average exceed one year from inception to closure.  Because of the complexity of the sales process, a number of factors can delay the closing of transactions that are beyond the control of the Company.

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

Results of Operations

        The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Four Months Ended December 31, 2004	Four Months Ended December 31, 2003
Revenues:
System sales	35.3%	27.1%
Service revenues	64.7%	72.9%

Total revenues	100.0	100.0
Costs of products and services sold:
System sales	25.5	30.4
Service revenues	22.7	27.1

Total costs of products and services	48.2	57.5
Gross profit	51.8	42.5
Operating expenses:
Selling, general and administrative	46.0	49.7
Research and development	17.0	17.1

Total operating expenses	63.0	66.8
Operating loss	(11.2)	(24.3)
Loss before provision for income taxes	(11.1)	(24.3)
Provision for income taxes	—	—

Net loss	(11.1)	(24.3)

Sales for the four months ended December 31, 2004 increased to $2,391,242, as compared to $1,998,201 for the comparable period ended December 31, 2003, an overall increase of approximately $393,041 or 19.7%.  When analyzed by product category, sales of CIS products increased by $256,793 or 53.4%, sales of data acquisition products increased by $47,925 or 87.9%, and service revenues increased by $89,991 or 6.2% when compared to the same period one year ago.  Such increases were partially offset by a slight decrease in other revenues of $1,668 or 29.9%.  The increase in sales of CIS products was primarily attributable to the favorable acceptance in the marketplace and by the current client base of the new version of CyberLAB 7.0.  The increase in service revenues is attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS installations increases.  The increase in the sales of data acquisition products is primarily attributable to a greater number of units shipped to CCA customers, however, management believes going forward, there will be reduced sales of data acquisition products as there has been a technological shift to software based clinical instrument interfaces.    Management does not believe the data acquisition product business is a material part of CCA’s business today and will not be in the future as the Company’s emphasis is being placed on its CIS products and related services.

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

Cost of sales for the four months ended December 31, 2004 increased slightly by $3,910 or 0.3% as compared to the period one year ago.  The overall increase in cost of sales was primarily attributable to an increase in material costs of $14,077 or 11.0% and an increase in labor costs of $9,282 or 1.6%.  These costs were partially offset by a decrease in other costs of $19,449 or 4.5%.  The increase in material costs was attributable to an increase in upgrades of hardware by the installed client base by those clients that have migrated to CyberLAB 7.0.  The increase in labor costs was a result of additions to the support and implementation staff.  The decrease in other costs of sales was attributable to decreased expenses related to telephone costs as a result of better rates negotiated under a new contract for telephone and data services.  Cost of sales as a percentage of sales was 48% as compared to 57% for the comparable period one year ago.  The overall percentage decrease in cost of sales, as a percentage of sales, was attributable to the overall increase in sales of CIS products and the cost reductions as discussed above.  The Company could potentially experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general, and administrative expenses increased by $106,684 or 10.8% for the four months ended December 31, 2004 as compared to the same period of 2003.  The increases in selling, general, and administrative expenses were primarily attributable to approximately $8,400 in expenses related to implementation fees for upgrading certain modules of the accounting system, approximately $15,000 in expenses for legal and accounting expense, approximately $11,900 for consultant expenses related to Sarbanes-Oxley Act Section 404 compliance requirements, approximately $35,000 related to the write off of a client account deemed uncollectible, and additional expenses related to marketing activities.  Management anticipates that it will incur increases in auditing and consultant expenses in fiscal 2005 that are related to Sarbanes-Oxley Act Section 404 compliance requirements.  It is also likely to incur additional expenses in 2005 related to the StorCOMM Merger.  During fiscal 2005, the Company will also acquire and implement a new customer relationship management system to replace its aged help desk application, a portion of the costs of which will be expensed.  Management also anticipates increases in insurance costs in the current fiscal year.

Research and development expenses increased by $63,390 or 18.5% during the four months ended December 31. 2004 as compared to the same period of 2003.  The increase is attributable to increases in salaries, other personnel related expenses, and the addition of new personnel in product engineering.  For the comparable periods, the Company capitalized software costs of $175,242 and $180,500, respectively, which are generally amortized over the estimated useful life, not to exceed five years.  Such costs were attributable to enhancements and new modules for the Company’s CIS products, and new applications under development.

For the four months ended December 31, 2004 and 2003, the Company did not record a tax provision due to the pretax net loss.  At December 31, 2004, the Company evaluated the net deferred tax asset, taking into consideration operating results, and determined that a valuation allowance should be maintained.  The Company believes that it is more likely than not that the net deferred tax asset of $793,877 will be realized in future periods.

As a result of the factors discussed above, the Company incurred a net loss of $264,127 and $485,880, respectively, for the four months ended December 31, 2004 and 2003.  The Company’s basic and diluted loss per share was $.08 and $.15, respectively, for the four months ended December 31, 2004 and 2003.

Capital Resources and Liquidity

The Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $175,242 and $180,500 during the four months ended December 31, 2004 and 2003 in software development.  These expenditures related to the new browser version of the Company’s LIS product, CyberLAB 7.0, and other product enhancements.  The Company anticipates expending additional sums during fiscal 2005 on product enhancements to all its products and the further development of the new browser version of the Company’s CyberLAB 7.0 product.  During the four months ended December 31, 2004, the Company invested an aggregate of $203,606 in additions to fixed assets, primarily consisting of computers and software related to the new customer relationship management system, which is replacing its aged help desk application, as compared to an investment of $25,301 in the four months ended December 31, 2003.

As of December 31, 2004, the Company’s working capital amounted to $1,589,832.  The Company’s current ratio was 1.6 at December 31, 2004.  At December 31, 2004, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,000,000, of which there was $300,000 outstanding.  The bank credit agreement expires on February 1, 2006.  The Company may seek additional debt or equity financing in connection with the StorCOMM Merger.

Cash flows from operating activities were $156,534 for the four months ended December 31, 2004 compared to $20,360 for the comparable period ended December 31, 2003.  The increase in cash flow from operating activities was primarily attributable to the reduction in net loss from operations in four months ended December 31, 2004 compared to the same period of 2003 offset by the net change in receivables, accrued payables, and deferred revenues.

Net cash used in investing activities totaled $378,848 for the four months ended December 31, 2004, compared to $205,801 used in investing activities during the comparable period of 2003.  The increase in cash used in investing activities was due to increased investment in property and equipment.

Cash flows from financing activities amounted to $300,000 during four months ended December 31, 2004, compared to cash used of $361 in the same period of 2003.  The change resulted primarily from borrowings from the Company’s revolving line of credit with the bank.

        The Company’s primary source of working capital has been generated from earnings, and from borrowings on its line of credit.  The Company produced cash flows amounting to $156,534 from operations along with cash provided from financing activities of $300,000 to fund its operations in the four months ended December 31, 2004.  Management believes that its sales pipeline is adequate to produce sufficient operating cash flow in the 2005 fiscal year, and that its projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for its 2005 fiscal year.  However, an unanticipated decline in sales or continued delays in closing new transactions, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  If such events were to occur, the Company may have to seek alternative financing.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with its clients.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on managements estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At December 31, 2004, the inventory reserve was approximately $150,000.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at December 31, 2004 was $1,736,768, net of an allowance for doubtful accounts of approximately $47,500.

Revenue Recognition

Revenues are derived primarily from the sale of CIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.” SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At December 31, 2004, deferred revenue was $226,111.

Post Implementation software and hardware maintenance services are marketed under monthly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  Deferred revenue related to CIS sales is comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  At December 31, 2004, deferred service contract income was $1,235,032.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the four months ended December 31, 2004 and 2003, the Company capitalized $175,242 and $180,500, respectively.  At December 31, 2004, the balance of capitalized software costs were $1,531,573, net of accumulated amortization of $878,021.

Income Taxes

The Company uses the asset and liability method to account for income taxes, including recognition of deferred tax assets for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. Income tax expense is recognized currently for taxes payable. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

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

Our evaluation of internal controls and remediation of potential problems will be costly and time consuming and could expose weakness in our financial reporting

        While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.  We are evaluating our internal controls system in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required in Section 404 of the Sarbanes-Oxley Act of 2002.  Stock price may be affected if a material weakness is found.

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

CREATIVE COMPUTER APPLICATIONS, INC.

(Company)

Date February 24, 2005	/S/ Steven M. Besbeck
Steven. M. Besbeck, President
Chief Executive Officer, Chief
Financial Officer

Date February 24, 2005	/S/ Anahita Villafane
Anahita Villafane,
Controller and Chief Accounting
Officer