Form 10QSB
period 2005-03-31
CREATIVE COMPUTER APPLICATIONS INC
filed 2005-05-16
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

(818) 880-6700

(Issuer’s telephone number, including area code):

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,369,900 common shares as of April 30, 2005.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB

I N D E X

CREATIVE COMPUTER APPLICATIONS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,766,505	$1,655,063
Receivables, net	1,406,595	1,736,768
Inventory	106,110	86,298
Prepaid expenses and other assets	323,948	256,289
Deferred tax asset	539,420	539,420

TOTAL CURRENT ASSETS	4,142,578	4,273,838

PROPERTY AND EQUIPMENT, net	391,695	345,004
INVENTORY OF COMPONENT PARTS	224,135	186,599
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $968,160 and $878,021	1,567,434	1,531,573
DEFERRED TAX ASSET	254,457	254,457

	$6,580,299	$6,591,471

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to bank (Note 3)	200,000	300,000
Accounts payable	467,589	377,768
Accrued liabilities:
Vacation pay	252,025	243,060
Accrued payroll	193,265	128,227
Other	133,676	173,808
Deferred service contract income	1,426,696	1,235,032
Deferred revenue on system sales	134,547	226,111

TOTAL CURRENT LIABILITIES	2,807,798	2,684,006

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,369,900 and 3,321,900 shares issued and outstanding	6,247,692	6,195,692
Accumulated deficit	(2,475,191)	(2,288,227)

TOTAL SHAREHOLDERS’ EQUITY	3,772,501	3,907,465

	$6,580,299	$6,591,471

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$587,107	$894,764
Service revenue	1,238,181	1,063,936
	1,825,288	1,958,700

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	453,350	445,634
Service revenue	414,862	407,786
	868,212	853,420

Gross profit	957,076	1,105,280

OPERATING EXPENSES
Selling, general and administrative	828,732	722,396

Research and development	314,843	256,346

Total operating expenses	1,143,575	978,742

Operating income (loss)	(186,499)	126,538

INTEREST AND OTHER INCOME	4,727	1,274

INTEREST EXPENSE	(5,192)	(1,115)

Income (Loss) before provision for income taxes	(186,964)	126,697

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(186,964)	$126,697

EARNINGS (LOSS) PER SHARE (Note 2):

Basic	$(.06)	$.04
Diluted	(.06)	.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,353,900	3,318,900
Diluted	3,353,900	3,428,370

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Three Months Ended March 31,
	2005	2004
	(Unaudited)

OPERATING ACTIVITIES
Net Income (loss)	$(186,964)	$126,697
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,397	27,776
Amortization of capitalized software costs	90,139	107,775
Increase (decrease) from changes in:
Receivables	330,173	(343,872)
Inventories	(57,348)	9,931
Prepaid expenses and other assets	1,967	19,465
Accounts payable	89,821	92,056
Accrued liabilities	33,871	101,958
Deferred service contract income	191,664	157,999
Deferred revenue on system sales	(91,564)	61,085

Net cash provided by operating activities	436,156	360,870

INVESTING ACTIVITIES
Additions to property and equipment	(81,088)	(17,925)
Additions to capitalized acquisition costs	(69,626)	—
Additions to capitalized software costs	(126,000)	(148,625)

Net cash used in investing activities	(276,714)	(166,549)

FINANCING ACTIVITIES
Payments on notes payable	(100,000)	—
Exercise of stock options	52,000	—

Net cash used in financing activities	(48,000)	—

NET INCREASE IN CASH	111,442	194,321

CASH, beginning of period	1,655,063	889,521

CASH, end of period	$1,766,505	$1,083,842

See notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1-Presentation of Financial Statements

In the opinion of management of Creative Computer Applications, Inc. (the “Company” or “CCA”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2005, the results of its operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004.  These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 and the Transitional Report on Form 10-QSBT for the period ended December 31, 2004.  This is the Company’s first quarterly report for the period ended March 31, 2005 since it changed its fiscal year-end to December 31.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2-Earnings per Share

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

Earnings per share has been computed as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

NET INCOME (LOSS)	$(186,964)	$126,697

Basic weighted average number of common shares outstanding	3,353,900	3,318,900

Dilutive effect of stock options	—	109,470
Diluted weighted average number of common shares outstanding	3,353,900	3,428,370

Basic earnings (loss) per share	$(.06)	$.04
Diluted earnings (loss) per share	$(.06)	$.04

For the three months ended March 31, 2005 and 2004, options to purchase 354,000 and 30,000 shares of common stock at per share prices ranging from $.72 to $1.76 were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.

Note 3-Debt Obligations

The Company’s line of credit with its bank provides for $1,000,000 on a revolving basis through February 1, 2006.  On March 31, 2005, the total amount due to the bank was $200,000.

Note 4-Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), the Company has adopted the intrinsic value method of accounting for employee stock options under the principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and discloses the pro forma effect on net income (loss) and income (loss) per share as if the fair value based method had been applied.  For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net Income (loss), as reported	(186,964)	126,697
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—

Less: total stock based employee compensation expense determined under fair value based method for all awards	(11,011)	(5,567)

Net loss, pro forma	(197,975)	121,130

Basic net earnings (loss) per share, as reported	(.06)	.04
Basic net earnings (loss) per share, pro forma	(.06)	.04
Diluted net earnings (loss) per share, as reported	(.06)	.04
Diluted net earnings (loss) per share, pro forma	(.06)	.04

The Company issues all of its options at fair market value at the time of grant; therefore, no expense has been recorded under the intrinsic value method for the three months ended March 31, 2005 and 2004.  As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards:  The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2004: risk free interest rates ranging from 3.4% to 6.1%, expected lives of 5 years; volatility ranging from 67% to 126% and no assumed dividends.  The weighted-average grant-date fair value of options granted during 2004 was estimated to be $.93.  There were no options granted in the three months ended March 31, 2005.

Note 5-Commitments and Contingencies

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

Note 6-New Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. As disclosed in footnote 2, the Company elected the option of disclosure only under SFAS No. 123. Public companies will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005, or December 15, 2005 for small business issuers.  In April 2005, the SEC issued a Final Rule Release, “Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.”  This rule extends the date for compliance with SFAS No. 123R until the beginning of the public companies’ next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers.  The Company is currently evaluating the impact of this statement.

In March 2005, the SEC staff issued a Staff Accounting Bulletin (“SAB 107”) which expressed views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R.

Note 7-Merger

On January 10, 2005, the Company entered into a letter of intent to merge with StorCOMM, Inc. of Jacksonville, Florida, a private company providing Picture Archive Communication Systems (PACS) and Clinical Image Management Systems for the medical imaging market (the “StorCOMM Merger”).  CCA will be the surviving entity and StorCOMM shareholders will own one-half of the merged entity.  The transaction is subject to the completion and execution of a definitive merger agreement and shareholder approval.  It is expected that the post-merger company will offer integrated applications and services to a broad sector of the healthcare provider market.  The merger is expected to be completed by the summer of 2005.

Item 2.                                   Management’s Discussion and Analysis or Plan of Operation

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CCA generates revenues primarily from the sale of its Clinical Information Systems (CIS), which includes the licensure of proprietary application software, the licensure of third party software, and the sale of servers upon which the application software operates.  In connection with its sales of CIS products, the Company provides implementation services for the installation, integration, and training of end users’ personnel.  The Company generates sales of ancillary software and hardware, including its data acquisition products, to its CIS clients and to third parties.  The Company also generates recurring revenues from the provision of comprehensive post-implementation services to its CIS clients, pursuant to extended service agreements.

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

CCA’s results of operations for the first fiscal quarter ended March 31, 2005 were marked by a decrease in sales and income over the comparable quarter one year ago.  The Company’s decrease in revenues for the first fiscal quarter was due to a number of factors.  Many of our existing clients and potential clients experienced delays in their decision-making process thereby resulting in a delay in the closure of sales during the period. Many of our existing clients have upgraded to the new version of our core product, CyberLAB® 7.0, and the response to the new version has been very positive.  Furthermore, we have invested additional funds into marketing activities and we are experiencing an increase in our sales pipeline as a result of these efforts.  Notwithstanding the delays we have experienced in closing new deals, we believe the underlying demand for our products exists.  Despite the shortfall in our new system sales, there were positive areas in our business during the first quarter of 2005.  For instance, services revenues increased by $174,245 or 16.4% from $1,063,936 in the first quarter of 2004 to $1,238,181 in the first quarter of 2005, and we also booked six new upgrades of CyberLAB 7.0 during the period reflected in our system sales for the first quarter of 2005.  It is anticipated that as more clients migrate to CyberLAB 7.0, it will require them to acquire additional hardware and professional services from the Company in order to deploy the new software.  Generally, sales cycles for CIS products are lengthy and on average exceed one year from inception to closure.  Because of the complexity of the sales process, a number of factors can delay the closing of transactions that are beyond the control of the Company.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Revenues:
System sales	32.2%	45.7%
Service revenues	67.8	54.3

Total revenues	100.0	100.0
Costs of products and services sold:
System sales	24.8	22.8
Service revenues	22.7	20.8

Total costs of products and services	47.5	43.6
Gross profit	52.5	56.4
Operating expenses:
Selling, general and administrative	45.4	36.9
Research and development	17.2	13.1
Total operating expenses	62.6	50.0
Operating income (loss)	(10.2)	6.4
Income (loss) before provision for income taxes	(10.2)	6.4
Provision for income taxes	—	—

Net income (loss)	(10.2)	6.4

Revenues

Sales for the first fiscal quarter ended March 31, 2005 decreased to $1,825,288, as compared to $1,958,700 for the comparable quarter ended March 31, 2004, an overall decrease of approximately $133,412 or 6.8%.  When analyzed by product category, sales of CIS products decreased by $348,767, or 44.3%, partially offset by an increase in sales of data acquisition products of $40,692, or 38.9%, an increase in service revenues of $174,245, or 16.4%, and an increase in other revenues of $418 or 16.2% when compared to the same quarter of fiscal 2004.  The decrease in sales of CIS products was primarily attributable to the delays in the sales process as described above under “Overview”.  This is not indicative of a trend because such delays are typical in the Company’s line of business.  The increase in service revenues is attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS installations increases.

The increase in the sales of data acquisition products is primarily attributable to a greater number of units shipped to OEM customers, however, management believes that going forward, there will be reduced sales of data acquisition products as there has been a technological shift to software-based clinical instrument interfaces.  Furthermore, fewer OEM customers remain active in the marketplace or no longer use CCA’s data acquisition products.  Management does not believe the data acquisition product business is a material part of CCA’s business today and it will not be in the future, as the Company’s emphasis is being placed on its CIS products and related services.

The Company continues to expand its direct sales and marketing activities, directing its focus towards larger clients and multi-product sales as well as selling new products into its installed client base.  Although the Company’s marketing efforts has generated favorable interest in the marketplace, management is cautious about the near-term outlook for the continued sale of CIS products during the second quarter and half of the 2005 fiscal year.  The Company’s future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter, and the temporary delays in the closing of new CIS sales.  In addition, the Company’s revenues associated with CIS sales may be delayed due to client related issues such as client staff availability for training, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of CCA.

Costs of products and services sold

Cost of sales for the first quarter of fiscal 2005 slightly increased by $14,792 or 1.7% as compared to the same quarter of fiscal 2004.  The overall increase in cost of sales was primarily attributable to an increase in costs of materials of $12,756, or 14.4%, and an increase in labor costs of $5,031, or 1.1%, partially offset by a decrease in other costs of $2,995 or 1%.  The increase in costs of materials was attributable to additional upgrades in the quarter by current clients of their existing hardware to accommodate their migration to CyberLAB 7.0.  The decrease in other costs of sales was attributable to decreased expenses related to telephone costs as a result of better rates negotiated under a new contract for telephone and data services.  Cost of sales as a percentage of sales was 48% as compared to 44% for the comparable 2004 fiscal quarter.  The overall percentage increase in cost of sales, as a percentage of sales, was attributable to the increase in costs of materials as discussed above, and the lower level of revenues during the quarter.  The Company could potentially experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $106,336, or 14.7%, for the first fiscal quarter of 2005 as compared to the same quarter of fiscal 2004.  The increase in selling, general and administrative expenses were primarily attributable to consultant expenses related to Sarbanes-Oxley Act of 2002 Section 404 compliance requirements, additional expenses for legal and accounting fees as a result of the Company changing its fiscal year-end, expenses related to the StorCOMM merger, and additions to the sales staff.  Management anticipates that it will incur increases in auditing and consultant expenses in fiscal 2005 that are related to Sarbanes-Oxley Act of 2002 Section 404 compliance requirements.  It is also likely that the Company will incur significant additional expenses in 2005 related to the StorCOMM Merger that will be expensed when incurred.  In addition, the Company is in the process of implementing a new customer relationship management system to replace its aged help desk application, a portion of the costs of which will be expensed as incurred.  Management also anticipates an increase in insurance costs in the current fiscal year.

Research and development expenses

Research and development expenses increased by $58,497, or 22.8%, during the first fiscal quarter of 2005 as compared to the same quarter of fiscal 2004.  The increase is attributable to increases in salaries, other personnel related expenses, and the addition of new personnel in product engineering.  For the comparable first quarters of 2005 and 2004, the Company capitalized software costs of $126,000 and $148,625, respectively, which are generally amortized over the estimated useful life, not to exceed five years.  Such costs were attributable to enhancements and new modules for the Company’s CIS products, and new applications under development.

Income taxes

For the fiscal quarter ended March 31, 2005, the Company did not record a tax provision due to the pretax net loss.  In 2004, the Company was operating under a different fiscal year-end and at the time, the Company was in a pretax net loss position and therefore the Company did not record a tax provision.  The Company believes that it is more likely than not that the net deferred tax asset of $793,877 will be realized in future periods.

Net income (loss)

As a result of the factors discussed above, the Company incurred a net loss of $186,964 in the first fiscal quarter of 2005 as compared to net income of $126,697 for the first fiscal quarter of 2004.  The Company’s basic and diluted loss per share was $.06 for the first fiscal quarter of 2005 as compared to basic and diluted earnings per share of $.04 for the first fiscal quarter of 2004.

Capital Resources and Liquidity

The Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $126,000 and $148,625 during the first fiscal quarters of 2005 and 2004 in software development.  These expenditures related to the new browser version of the Company’s LIS product, CyberLAB 7.0, and other product enhancements.  The Company anticipates expending additional sums during the remainder of fiscal 2005 on product enhancements to all its products and the further development of the new browser version of the Company’s CyberLAB 7.0 product.  During the first fiscal quarter of 2005, the Company invested an aggregate of $81,088 in additions to fixed assets, primarily consisting of computers and software related to the new customer relationship management system, which is replacing its aged help desk application, as compared to an investment of $17,925 in the comparable quarter of 2004.

As of March 31, 2005, the Company’s working capital amounted to $1,334,780, compared to $1,589,832 as of December 31, 2004.  The Company’s current ratio was 1.5 at March 31, 2005 compared to 1.6 at December 31, 2004.  At March 31, 2005, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,000,000, of which there was $200,000 outstanding.  The bank credit agreement expires on February 1, 2006.  In addition, the Company is seeking additional equity financing in connection with the StorCOMM Merger.

Cash flows from operating activities were $436,156 for the first fiscal quarter of 2005 compared to cash flows of $360,870 for the comparable quarter of fiscal 2004.  The increase in cash flow from operating activities was primarily attributable to the net change in accrued receivables, inventories, payables, and deferred revenues offset by the reduction in income from operations in the first fiscal quarter ended March 31, 2005 compared to the first quarter of fiscal 2004.

Net cash used in investing activities totaled $276,714 for the first quarter of fiscal 2005, compared to $166,549 used in investing activities during the comparable quarter of 2004.  The increase in cash used in investing activities was due to increased investment in property and equipment and additions to capitalized acquisition costs.

Net cash used in financing activities amounted to $48,000 during the first fiscal quarter of 2005.  There were no financing activities during the comparable first quarter of fiscal 2004.  The change from fiscal 2004 to fiscal 2005 resulted primarily from payments on its revolving line of credit with the bank offset by cash flows from exercises of stock options.

The Company’s primary source of working capital has been generated from earnings, and from borrowings on its line of credit.  The Company produced cash flows amounting to $436,156 to fund its operations in the first fiscal quarter ended March 31, 2005.  Management believes that its sales pipeline is adequate to produce sufficient operating cash flow in the 2005 fiscal year, and that its projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for its 2005 fiscal year.  However, an unanticipated decline in sales or continued delays in closing new transactions, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  If such events were to occur, the Company may have to seek alternative financing.

Seasonality, Inflation and Industry Trends

The Company’s sales are generally higher in the winter and spring due to budgetary cycles of its clients.  Inflation has not had a material effect on the Company’s business since the Company has been able to adjust the prices of its products and services in response to inflationary pressures.  Management believes that most phases of the healthcare segment of the computer industry will continue to be highly competitive, and that potential healthcare reforms including those promulgated by Health Insurance Portability and Accountability Act (“HIPAA”) may have a long-term positive impact on its business.  With respect to the compliance issues brought about by HIPAA, the Company has invested heavily in new application modules to assist its clients in meeting their regulatory goals.  Management believes that the new modules will be key selling points and will provide a competitive advantage.  In addition, management believes that the healthcare information technology industry will be marked with more significant technological advances, which will improve the quality of service and reduce costs.  The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings, improving and expanding its services, and by constantly enhancing its software applications.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with its clients.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on managements estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At March 31, 2005, the inventory reserve was $165,000.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at March 31, 2005 was $1,406,595, net of an allowance for doubtful accounts of $26,000.

Revenue Recognition

Revenues are derived primarily from the sale of CIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.” SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At March 31, 2005, deferred revenue on system sales was $134,547.

Post Implementation software and hardware maintenance services are marketed under monthly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  Deferred revenue related to CIS sales is comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  At March 31, 2005, deferred service contract income was $1,426,696.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the first fiscal quarters of 2005 and 2004, the Company capitalized $126,000 and $148,625, respectively.  At March 31, 2005, the balance of capitalized software costs were $1,567,434, net of accumulated amortization of $968,160.

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

Health Insurance Portability and Accountability Act (HIPAA)

Our business is substantially impacted by the requirements of HIPAA and our products must maintain the confidentiality of a patients medical records and information.  These requirements also apply to most of our clients.  We believe our products meet the standards of HIPAA and may require our clients to upgrade their systems, but our clients’ preoccupation with HIPAA may adversely impact sales of our products, and the costs of compliance with HIPAA could have an impact on our product margins and selling, general and administrative expenses incurred by us and could negatively impact our net income.

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

Our evaluation of internal controls and remediation of potential problems will be costly and time consuming and could expose weakness in our financial reporting

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.  We are evaluating our internal controls system in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, beginning with our Annual Report on Form 10-KSB for fiscal year 2006 as required in Section 404 of the Sarbanes-Oxley Act of 2002.

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

Future sales of our common stock could adversely affect our stock price

Future sales of substantial amounts of shares of our common stock in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline.  In addition, we may be required to issue additional shares upon exercise of previously granted options that are currently outstanding.  Increased sales of our common stock in the market after exercise of our currently outstanding stock options could exert significant downward pressure on our stock price.  These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we may deem appropriate.

New Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB 25, Accounting for Stock Issued to Employees (Opinion 25). SFAS No. 123, as originally issued in 1995, established fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. As disclosed in footnote 2, the Company elected the option of disclosure only under SFAS No. 123. Public companies will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005, or December 15, 2005 for small business issuers.  In April 2005, the SEC issued a Final Rule Release, “Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.”  This rule extends the date for compliance with SFAS No. 123R until the beginning of the public companies’ next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers.  The Company is currently evaluating the impact of this statement.

In March 2005, the SEC staff issued a Staff Accounting Bulletin (“SAB 107”) which express views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R.

Item 3.                                   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and its Chief Accounting Officer (principal accounting officer), carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Form 10-QSB.  Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that as of the end of the period covered by this Form 10-QSB, the Company’s disclosure controls and procedures are  effective in accumulating and communicating to them in a timely manner material information relating to the Company (including its consolidated subsidiary) required to be included in the periodic reports filed with the Securities and Exchange Commission.

(b)  Changes in Internal Control over Financial Reporting. There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6.           Exhibits

Exhibit 3.1                  Restated Articles of Incorporation, as Amended (previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2-85265).

Exhibit 3.2                  By-Laws, as amended (previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2-85265).

Exhibit 10.1            Form of Change in Control Agreement, dated February 7, 2005 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K, dated February 7, 2005).

Exhibit 11                     Statement re: computation of per share earnings.

Exhibit 31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2            Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 32.2            Certification of Chief Accounting Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.

(Registrant)

Date:	May 13, 2005	/S/ Steven M. Besbeck
Steven. M. Besbeck, President
Chief Executive Officer, Chief
Financial Officer

Date:	May 13, 2005	/S/ Anahita Villafane
Anahita Villafane,
Controller and Chief Accounting
Officer

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as Amended (previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2-85265).

3.2	By-Laws, as amended (previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2-85265).

10.1	Form of Change in Control Agreement, dated February 7, 2005 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K, dated February 7, 2005).

11	Statement re: computation of per share earnings.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

32.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.