Form 10QSB
period 2005-06-30
CREATIVE COMPUTER APPLICATIONS INC
filed 2005-08-15
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,483,900 common shares as of August 10, 2005.

Transitional Small Business Disclosure Format (check one):

Yes	☐	No	☒

CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB

I N D E X

CREATIVE COMPUTER APPLICATIONS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,354,505	$1,655,063
Receivables, net	710,560	1,736,768
Inventory	104,101	86,298
Prepaid expenses and other assets	314,806	256,289
Deferred tax asset	539,420	539,420

TOTAL CURRENT ASSETS	3,023,392	4,273,838

PROPERTY AND EQUIPMENT, net	447,503	345,004
INVENTORY OF COMPONENT PARTS	209,135	186,599
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,056,657 and $878,021	1,693,358	1,531,573
DEFERRED MERGER COSTS	199,790	—
DEFERRED TAX ASSET	254,457	254,457

	$5,827,635	$6,591,471
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to bank (Note 4)	200,000	300,000
Accounts payable	309,419	377,768
Accrued liabilities:
Vacation pay	247,371	243,060
Accrued payroll	104,491	128,227
Other	183,748	173,808
Deferred service contract income	838,747	1,235,032
Deferred revenue on system sales	369,896	226,111

TOTAL CURRENT LIABILITIES	2,253,672	2,684,006

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,409,900 and 3,321,900 shares issued and outstanding	6,287,692	6,195,692
Accumulated deficit	(2,713,729)	(2,288,227)

TOTAL SHAREHOLDERS’ EQUITY	3,573,963	3,907,465

	$5,827,635	$6,591,471

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2005	2004
	(Unaudited)

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$296,600	$723,087
Service revenue	1,259,407	1,071,907
	1,556,007	1,794,994

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	371,218	530,905
Service revenue	409,831	398,777
	781,049	929,682

Gross profit	774,958	865,312

OPERATING EXPENSES
Selling, general and administrative	771,245	596,678

Research and development	244,097	258,534

Total operating expenses	1,015,342	855,212

Operating income (loss)	(240,384)	10,100

INTEREST AND OTHER INCOME	4,415	584

INTEREST EXPENSE	(2,569)	(570)

Income (Loss) before provision for income taxes	(238,538)	10,114

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(238,538)	$10,114

EARNINGS (LOSS) PER SHARE (Note 3):

Basic	$(.07)	$.00
Diluted	(.07)	.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,383,233	3,318,900
Diluted	3,383,233	3,418,109

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2005	2004
	(Unaudited)

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$883,707	$1,617,851
Service revenue	2,497,588	2,135,843
	3,381,295	3,753,694

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	824,568	976,539
Service revenue	824,693	806,563
	1,649,261	1,783,102

Gross profit	1,732,034	1,970,592

OPERATING EXPENSES
Selling, general and administrative	1,599,977	1,319,074

Research and development	558,940	514,880

Total operating expenses	2,158,917	1,833,954

Operating income (loss)	(426,883)	136,638

INTEREST AND OTHER INCOME	9,142	1,858

INTEREST EXPENSE	(7,761)	(1,685)

Income (Loss) before provision for income taxes	(425,502)	136,811

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(425,502)	$136,811

EARNINGS (LOSS) PER SHARE (Note 3):

Basic	$(.13)	$.04
Diluted	(.13)	.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,368,567	3,318,900
Diluted	3,368,567	3,423,240

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Six Months Ended June 30,
	2005	2004
	(Unaudited)

OPERATING ACTIVITIES
Net Income (loss)	$(425,502)	$136,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,260	54,959
Provision for doubtful accounts	21,528	—
Amortization of capitalized software costs	178,636	220,080
Increase (decrease) from changes in:
Receivables	1,004,680	(253,517)
Inventories	(40,339)	4,692
Prepaid expenses and other assets	(58,517)	(47,210)
Accounts payable	(68,349)	75,044
Accrued liabilities	(9,485)	59,816
Deferred service contract income	(396,285)	80,581
Deferred revenue on system sales	143,785	487,909

Net cash provided by operating activities	417,412	819,165

INVESTING ACTIVITIES
Additions to property and equipment	(169,759)	(46,701)
Additions to capitalized acquisition costs	(199,790)	—
Additions to capitalized software costs	(340,421)	(280,624)

Net cash used in investing activities	(709,970)	(327,325)

FINANCING ACTIVITIES
Payments on notes payable	(100,000)	—
Exercise of stock options	92,000	—

Net cash used in financing activities	(8,000)	—

NET INCREASE (DECREASE) IN CASH	(300,558)	491,840

CASH, beginning of period	1,655,063	889,521

CASH, end of period	$1,354,505	$1,381,361

See notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1-Presentation of Financial Statements

In the opinion of management of Creative Computer Applications, Inc. (the “Company” or “CCA”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2005, the results of its operations for the three and six month periods ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004.  These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 and the Transitional Report on Form 10-QSBT for the period ended December 31, 2004.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2- Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.

The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At June 30, 2005 and 2004 the inventory allowance was $180,073 and $126,273.

Note 3-Earnings per Share

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

Earnings per share has been computed as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

NET INCOME (LOSS)	$(238,538)	$(425,502)	$10,114	$136,811
Basic weighted average number of common shares outstanding	3,383,233	3,368,567	3,318,900	3,318,900
Dilutive effect of stock options	—	—	99,209	104,340
Diluted weighted average number of common shares outstanding	3,383,233	3,368,567	3,418,109	3,423,240
Basic earnings (loss) per share	$(.07)	$(.13)	$.00	$.04
Diluted earnings (loss) per share	$(.07)	$(.13)	$.00	$.04

For the three and six months ended June 30, 2005 and 2004, options to purchase 314,000 and 100,000 shares of common stock at per share prices ranging from $.72 to $1.76 were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.

Note 4-Debt Obligations

The Company’s line of credit with its bank provides for $1,000,000 on a revolving basis through February 1, 2006.  On June 30, 2005, the total amount due to the bank was $200,000.

Note 5-Stock-Based Compensation

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

The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Net income (loss), as reported	$(238,538)	$(425,502)	$10,114	$136,811

Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—	—

Less: total stock based employee compensation expense determined under fair value based method for all awards	(11,011)	(22,021)	(19,513)	(39,027)

Net loss, pro forma	$(249,549)	$(447,523)	$(9,399)	$97,784

Basic net earnings (loss) per share, as reported	$(.07)	$(.13)	$.00	$.04
Basic net earnings (loss) per share, pro forma	$(.07)	$(.13)	$.00	$.03
Diluted net earnings (loss) per share, as reported	$(.07)	$(.13)	$00	$04
Diluted net earnings (loss) per share, pro forma	$(.07)	$(.13)	$.00	$.03

The Company issues all of its options at fair market value at the time of grant; therefore, no expense has been recorded under the intrinsic value method for the three and six months ended June 30, 2005 and 2004.  As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards:  The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2004: risk free interest rates ranging from 3.4% to 6.1%, expected lives of 5 years; volatility ranging from 67% to 126% and no assumed dividends.  The weighted-average grant-date fair value of options granted during 2004 was estimated to be $.93.  There were no options granted in the six months ended June 30, 2005.

Note 6-Commitments and Contingencies

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

Note 7-New Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. As disclosed in footnote 5, the Company elected the option of disclosure only under SFAS No. 123. Public companies will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005, or December 15, 2005 for small business issuers.  In April 2005, the SEC issued a Final Rule Release, “Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.”  This rule extends the date for compliance with SFAS No. 123R until the beginning of the public companies’ next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers.  The Company is currently evaluating the impact of this statement.

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

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and the Company does not believe the adoption will have a material effect on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement defines a nonmonetary exchange with commercial substance as one in which the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and it does not believe the adoption will have a material effect on the Company’s results of operation or financial condition.

In May 2005, the Financial Accounting Standards Board issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” or SFAS No.154. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated results of operations or financial position.

Note 8-Merger

On January 10, 2005, the Company entered into a letter of intent to merge with StorCOMM, Inc. of Jacksonville, Florida, a private company providing Picture Archive Communication Systems (PACS) and Clinical Image Management Systems for the medical imaging market (the “StorCOMM Merger”).  CCA will be the surviving entity and StorCOMM shareholders will own one-half of the merged entity.  The transaction is subject to the completion and execution of a definitive merger agreement and shareholder approval.  It is expected that the post-merger company will offer integrated applications and services to a broad sector of the healthcare provider market.  The merger is expected to be completed before the end of the fiscal year.  For the six-month period ended June 30, 2005, the Company deferred approximately $200,000 in merger costs primarily related to legal and third party due diligence expenses.

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

•                  Rapid technological change in the microelectronics and software industries

•                  Increasing competition from current as well as future competitors, and

•                  The ability to complete the StorCOMM Merger and to integrate the operations of the two companies.

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

CCA’s results of operations for the second fiscal quarter and six-month period ended June 30, 2005 were marked by a decrease in sales and operating income over the comparable period of 2004.  The Company’s decrease in revenues for the second fiscal quarter and six-month period was due to a number of factors, the primary factor being the loss of members of our sales force.  During the second quarter of 2005, the Company experienced an unexpected significant turnover in its sales force, including the loss of its Vice President of Sales, which affected its ability to close near term sales opportunities.  The Company has since hired a new Vice President of Sales who began employment on July 1, 2005 and is in the process of restaffing its direct sales force.  In addition, the Company has invested additional funds into marketing activities to rebuild its sales pipeline.  Despite the shortfall in our new system sales, there were positive areas in our business during the first half of 2005.  For instance, services revenues increased for the quarter and six-month period by $187,500 or 17.5% and $361,745 or 16.9%, respectively.  The Company also booked three new upgrades of CyberLAB 7.0 during the period reflected in our system sales for the second quarter of 2005 and had one new system sale and other ancillary orders in backlog at the end of the quarter.  The Company anticipates that as more clients migrate to CyberLAB 7.0, these clients will acquire additional hardware and professional services from the Company in order to deploy the new software.  Generally, sales cycles for CIS products are lengthy and on average exceed one year from inception to closure.  Because of the complexity of the sales process, a number of factors can delay the closing of transactions that are beyond the control of the Company.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Revenues:	19.1%	26.1%	40.3%	43.1%
System sales	80.9	73.9	59.7	56.9
Service revenues
Total revenues	100.0	100.0	100.0	100.0
Cost of products and services sold:
System sales	23.9	24.4	29.6	26.0
Service revenues	26.3	24.4	22.2	21.5

Total cost of products and services	50.2	48.8	51.8	47.5
Gross profit	49.8	51.2	48.2	52.5
Operating expenses:
Selling, general and administrative	49.6	47.3	33.2	35.2
Research and development	15.7	16.5	14.4	13.7
Total operating expenses	65.3	63.8	47.6	48.9
Operating income (loss)	(15.5)	(12.6)	0.6	3.6

Income (loss) before provision for income taxes	(15.3)	(12.6)	0.6	3.6
Provision for income taxes	—	—	—	—

Net income (loss)	(15.3)	(12.6)	0.6	3.6

Revenues

Sales for the second fiscal quarter ended June 30, 2005 decreased to $1,556,007, as compared to $1,794,994 for the comparable quarter ended June 30, 2004, an overall decrease of approximately $238,987 or 13.3%.  For the six-month period ended June 30, 2005, sales decreased $372,399 or 9.9% compared to the same period of 2004.  When analyzed by product category for the quarter, sales of CIS products decreased by $457,150, or 69.9% and a decrease in other revenues of $1,918 or 50.2%, partially offset by an increase in sales of data acquisition products of $32,581, or 49.4%, and an increase in service revenues of $187,500, or 17.5% when compared to the same quarter of fiscal 2004.  When analyzed by product category for the six-month period ended June 30, 2005, sales of CIS products decreased by $805,917, or 55.9% and a decrease in other revenues of $1,500 or 23.5%, partially offset by an increase in sales of data acquisition products of $73,273, or 43.0%, and an increase in service revenues of $361,745, or 16.9% when compared to the same period of fiscal 2004.  The decrease in sales of CIS products was primarily attributable to the turnover in the sales force as described above under “Overview”.  The Company is in the process of rebuilding its direct sales force.  The increase in service revenues is attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS installations increases.

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

Although the Company continues to invest in sales and marketing activities, management is cautious about the near-term outlook for the continued sale of CIS products during the second half of the 2005 fiscal year as it focuses on rebuilding its direct sales force.  The Company’s future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter, and the temporary delays in the closing of new CIS sales.  In addition, the Company’s revenues associated with CIS sales may be delayed due to client related issues such as client staff availability for training, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of CCA.

Costs of products and services sold

Cost of sales for the second quarter and six-month period ended June 30, 2005 decreased by $148,632 or 16.0% and $133,841 or 7.5%, respectively, as compared to the same periods of fiscal 2004.  For the quarter and six-month period, the decrease in cost of sales was primarily attributable to a decrease in material costs of $118,201 or 68.1% and $105,446 or 40.3%, respectively, and a decrease in other costs of $45,768 or 14.3% and $48,763 or 7.8%, respectively.  Such decreases were partially offset by an increase in labor costs, for the quarter and six-month period, of $15,338 or 3.5% and $20,369 or 2.3%, respectively.  The decrease in material costs was attributable to the decrease in sales of CIS products discussed above.  The increase in labor costs was attributable to additions of personnel to the Company’s support and implementation departments.  The decrease in other costs of sales was attributable to decreased expenses related to telephone costs as a result of better rates negotiated under a new contract for telephone and data services.  For the current quarter and six-month period, cost of sales as a percentage of sales was 50% and 49%, respectively, as compared to 52% and 48%, respectively, for the comparable periods of 2004.  The overall percentage decrease in cost of sales, as a percentage of sales, in the six-month period was attributable to a reduced number of sales of CIS products requiring hardware.  The Company could potentially experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $174,567 or 29.3% and $280,903 or 21.3%, respectively, for the current fiscal quarter and six-month period ended June 30, 2005 as compared to the same periods of fiscal 2004.  The increase in selling, general and administrative expenses were primarily attributable to consultant expenses related to Sarbanes-Oxley Act of 2002 Section 404 compliance requirements, additional expenses for legal and accounting fees as a result of the Company changing its fiscal year-end, expenses related to the StorCOMM merger, expenses related to the implementation of a new customer relationship management system to replace its aged help desk application, and the addition of a new product consultant and radiology product manager.  Management anticipates that it will incur increases in auditing and consultant expenses in the second half of fiscal 2005 that are related to Sarbanes-Oxley Act of 2002 Section 404 compliance requirements.  It is also likely that the Company will incur significant additional expenses in the second half of fiscal 2005 related to the StorCOMM Merger that will be expensed when incurred.  Management also anticipates an increase in insurance costs in the current fiscal year.

Research and development expenses

Research and development expenses decreased by $14,437, or 5.6%, during the second fiscal quarter of 2005 as compared to the same quarter of fiscal 2004.  For the six-month period ended June 30, 2005, research and development expenses increased by $44,060, or 8.6%, as compared to the same period of fiscal 2004.  The increase for the six-month period is attributable to increases in salaries, other personnel related expenses, and the addition of new personnel in product engineering.  In the current quarter, the product engineers were focused on completing application enhancements thereby increasing the capitalized software.  For the comparable second quarters of 2005 and 2004, the Company capitalized software costs of $214,421 and $131,999, respectively, which are generally amortized over the estimated useful life, not to exceed five years.  Such costs were attributable to enhancements and new modules for the Company’s CIS products, and new applications under development, as well as the completion of new software that integrates the Company’s radiology product CyberRAD with the StorCOMM PACS system.

Income taxes

For the second quarter and six-month period ended June 30, 2005, the Company did not record a tax provision due to the pretax net loss.  In 2004, the Company was operating under a different fiscal year-end and at the time, the Company was in a pretax net loss position and therefore the Company did not record a tax provision.

The Company evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results, and the reversal of temporary tax differences.  At June 30, 2005, the Company evaluated the net deferred tax asset, taking into consideration operating results, and determined that its current valuation allowance should be maintained.  The Company believes it is more likely than not that the net deferred tax asset of $793,877 will be realized in future periods.  The Company will continue to assess the realizability of the deferred tax asset quarterly.

Net income (loss)

As a result of the factors discussed above, the Company incurred a net loss of $238,538 or basic and diluted loss per share of $.07 in the second fiscal quarter of 2005 as compared to net income of $10,114 or basic and diluted earning per share of $.00 for the second fiscal quarter of 2004.  For the six-month period ended June 30, 2005, the Company incurred a net loss of $425,502 or basic and diluted loss per share of $.13 as compared to net income of $136,811 or basic and diluted earning per share of $.04 for the same period of 2004.

Capital Resources and Liquidity

The Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $340,421 and $280,624 in software development during the six-month periods ended June 30, 2005 and 2004, respectively.  These expenditures related to the new browser version of the Company’s LIS product, CyberLAB 7.0, and new software that integrates the Company’s radiology product CyberRAD with the StorCOMM PACS system.

The Company anticipates expending additional sums during the remainder of fiscal 2005 on product enhancements to all its products and the further enhancements of the new browser version of the Company’s CyberLAB 7.0 product.  During the six-month period ended June 30, 2005, the Company invested an aggregate of $169,759 in additions to fixed assets, primarily consisting of computers and software related to the new customer relationship management system, which is replacing its aged help desk application, as compared to an investment of $46,701 in the comparable period of 2004.  Furthermore, the Company deferred approximately $200,000 in merger costs primarily related to legal and third party due diligence expenses.

As of June 30, 2005, the Company’s working capital amounted to $769,720, compared to $1,589,832 as of December 31, 2004.  The Company’s current ratio was 1.3 at June 30, 2005 compared to 1.6 at December 31, 2004.  At June 30, 2005, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,000,000, of which there was $200,000 outstanding.  The bank credit agreement expires on February 1, 2006.  In addition, the Company is in negotiations with a small group of investors for the issuance of $3,000,000 in common stock and warrants contingent upon the completion of the StorCOMM Merger.

Cash flows from operating activities were $417,412 for the six-month period ended June 30, 2005 compared to cash flows of $819,165 for the comparable period of fiscal 2004.  The decrease in cash flow from operating activities was primarily attributable to the net change in accrued receivables, inventories, payables, and deferred revenues offset by the reduction in income from operations in the six-month period ended June 30, 2005 compared to the same period of fiscal 2004.

Net cash used in investing activities totaled $709,970 for the six-month period ended June 30, 2005, compared to $327,325 used in investing activities during the comparable period of 2004.  The increase in cash used in investing activities was due to increased investment in property and equipment related to the new customer relationship management system, additional investment in capitalized software, and additions to capitalized acquisition costs.

Net cash used in financing activities amounted to $8,000 during the six-month period ended June 30, 2005.  There were no financing activities during the comparable period of fiscal 2004.  The change from fiscal 2004 to fiscal 2005 resulted primarily from payments on its revolving line of credit with the bank offset by cash flows from exercises of stock options.

The Company’s primary source of working capital has been generated from earnings, and from borrowings on its line of credit.  The Company produced cash flows amounting to $417,412 to fund its operations in six-month period ended June 30, 2005.  Management believes that its projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for its 2005 fiscal year.  However, an unanticipated decline in sales or continued delays in closing new transactions, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  If such events were to occur, the Company may have to seek alternative financing.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with its clients.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on managements estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At June 30, 2005, the inventory reserve was approximately $180,000.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at June 30, 2005 was $710,560, net of an allowance for doubtful accounts of approximately $48,000.

Revenue Recognition

Revenues are derived primarily from the sale of CIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.” SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At June 30, 2005, deferred revenue on system sales was $369,896.

Post Implementation software and hardware maintenance services are marketed under monthly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  Deferred revenue related to CIS sales is comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  During the second fiscal quarter, the Company implemented a new customer relationship management system.  The new system replaced the Company’s aged help desk system and was integrated with the Company’s accounting system.  The integration of these systems necessitated a change in the Company’s billing procedures, which resulted in a partial reduction of accounts receivable and a concurrent decrease in deferred revenues.  At June 30, 2005, deferred service contract income was $838,747.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the six-month periods ended June 30, 2005 and 2004, the Company capitalized $340,421 and $280,624, respectively.  At June 30, 2005, the balance of capitalized software costs was $1,693,358, net of accumulated amortization of $1,056,657.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

CCA faces intense competition from both established entities and new entries in the market that may adversely affect our revenues and profitability

Our markets are competitive. There are many companies with active research and development programs both in and outside of the healthcare information technology industry.  Many of these companies have considerable experience in areas of competing interest to us.  Additionally, we cannot determine if other firms are conducting potentially competitive research, which could result in the development and introduction of products that are either comparable or superior to the products we sell.  Further, new product introductions, product enhancements and the use of other technologies by our competitors could lead to a loss of market acceptance and cause a decline in sales or gross margins.

If we are unable to anticipate or react to competition or if existing or new competitors gain market share, our sales may decline or be impaired and we may experience a decline in the prices we can charge for our products, which could adversely affect our operating results. Our competitive position depends on several factors, including:

•                  our ability to adapt effectively to the continued development, acquisition or licensing of technology or product rights by our competitors;

•                  our ability to enhance our products or develop new products;

•                  our ability to adapt to changing technological demands; and

•                  our strategic decisions regarding the best allocation of our limited resources.

Several of our current and potential competitors have greater financial, technical, sales, marketing and other resources than we do and consequentially may have an ability to influence customers to purchase their products that compete with ours. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors. If we do not adapt our business in the face of this competition, our business and operating results may be harmed.

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

If CCA fails to meet changing demands of technology, we may not continue to be able to compete successfully with competitors

The market for our products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements.  Our future success depends upon our ability to introduce new products that keep pace with technological developments, enhance current product lines and respond to evolving client requirements.  CCA has incurred, and we will need to continue to incur, significant research and development expenditures in future periods as we strive to remain competitive.  Our failure to meet these demands could result in a loss of our market share and competitiveness and could harm our revenues and results of operations.

CCA’s success depends on its ability to attract, retain and motivate management and other skilled employees

Our future success and growth depend on the continued services of our key management and employees, including Steven M. Besbeck, Bruce M. Miller, and James R. Helms. The loss of the services of any of these individuals or any other key employee could materially affect our business. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them.  There are a limited number of people with knowledge of, and experience in, our industry.  We do not have employment agreements with most of our key employees.  However, we generally enter into agreements with our employees regarding patents, confidentiality and related matters.  We do not maintain life insurance polices on our employees.  Our loss of key personnel, especially without advance notice, or our inability to hire or retain qualified personnel, could have a material adverse effect on sales and our ability to maintain our technological edge.  We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

If we do not protect our proprietary information and prevent third parties from making unauthorized use of out products and technology, our financial results could be harmed

We rely on a combination of confidentiality agreements and procedures and copyright, patent, trademark and trade secret laws to protect our proprietary information. However, all of these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Third parties may copy aspects of our products or otherwise obtain and use our proprietary information without authorization. Third parties may also develop similar or superior technology independently, including by designing around our patents. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States, and we may be subject to unauthorized use of our products in those countries. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations. Unauthorized copying or use of our products or proprietary information could result in reduced sales of our products.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products

We could receive claims that we have infringed the intellectual property rights of others.  Any such claim, with or without merit, could:

•                  be time consuming to defend;

•                  result in costly litigation;

•                  divert management’s time and attention from our business;

•                  require us to stop selling, to delay shipping or to redesign our products; or

•                  require us to pay monetary amounts as damages to our customers.

In addition, we license and use software from third parties in our business. These third party software licenses may not continue to be available to us on acceptable terms. Also, these third parties may from time to time receive claims that they have infringed the intellectual property rights of others, including patent and copyright infringement claims, which may affect our ability to continue licensing their software. Our inability to use any of this third party software could result in disruptions in our business, which could materially and adversely affect our operating results.

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

Changes in government regulation of the healthcare industry could adversely affect CCA’s business

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

We are subject to the Health Insurance Portability and Accountability Act (HIPAA) and the cost of complying with HIPAA may negatively impact our net income

Our business is substantially impacted by the requirements of HIPAA and our products must maintain the confidentiality of a patients medical records and information.  These requirements also apply to most of our clients.  We believe our products meet the standards of HIPAA and may require our clients to upgrade their systems, but our clients’ preoccupation with HIPAA may adversely impact sales of our products, and the costs of compliance with HIPAA could have an impact on our product margins and selling, general and administrative expenses incurred by us and could negatively impact our net income.

Defective products or product failure may subject CCA to liability and could substantially increase our costs

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

System or network failures could reduce our sales, increase costs or result in a loss of customers

We rely on our management information systems to operate our business and to track our operating results.  Our management information systems will require modification and refinement as we grow and our business needs change.  If we experience a significant system failure or if we are unable to modify our management information systems to respond to changes in our business needs, then our ability to properly run our business could be adversely affected and could lead to a reduction in our sales and a loss of customers.

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

We may be unable to complete the StorCOMM Merger

We have entered into a Letter of Intent to merge with StorCOMM.  The transaction is subject to the completion and execution of a definitive merger agreement and shareholder approval.  The merger is risky and may be subject to a lengthy process to close and it could divert management’s time and focus from operating our business.  We may seek additional debt or equity financing in connection with the merger.  Additional financing may not be available to us on acceptable terms or at all.  We may not be able to close the transaction on the timetable we anticipate, if at all.  If we are unable to complete the merger, we may incur significant non-recoverable expenses that may have a material adverse effect on our financial position.  If we do complete the transaction, it could result in unanticipated operating difficulties and expense in integrating our two businesses and the anticipated benefits of the transaction may not materialize.

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

Our stock price may be volatile in the future, and you could lose the value of your investment

The market prices of the common stock for CCA has experienced significant fluctuations and our stock price may continue to fluctuate significantly, and you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

•                  announcements of quarterly operating results and revenue and earnings forecasts by us, our competitors or our customers;

•                  failure to achieve financial forecasts, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us;

•                  rumors, announcements or press articles regarding changes in our management, organization, operations or prior financial statements;

•                  changes in revenue and earnings estimates by securities analysts;

•                  announcements of planned acquisitions by us or by our competitors;

•                  announcements of new or planned products by us, our competitors or our customers;

•                  gain or loss of a significant customer;

•                  inquiries by the SEC, AMEX, law enforcement or other regulatory bodies; and

•                  acts of terrorism, the threat of war and economic slowdowns in general.

The stock market has experienced extreme price volatility, which has adversely affected and may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

Fluctuations in our quarterly financial results have affected the stock prices of CCA in the past and could affect our stock price in the future

The quarterly financial results of CCA have fluctuated in the past.  A number of factors associated with the operation of our business may cause our quarterly financial results to fluctuate, including our ability to:

•                  effectively align sales resources to meet customer needs and address market opportunities;

•                  effectively respond to competitive pressures;

•                  effectively manage our operating expense levels; and

•                  effectively manage and incentivize our selling organization.

A number of factors associated with our industry and the markets for our products, many of which are outside our control, may cause our quarterly financial results to fluctuate, including:

•                  reduced demand for any of our products;

•                  timing and amount of orders by customers and seasonality in the buying patterns of customers;

•                  cancellation, deferral or limitation of orders by customers;  and

•                  weakness or uncertainty in general economic or industry conditions.

If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock or securities convertible into or exercisable for our stock. You should not rely on the results of prior periods as predictors of our future performance.

Changes to financial accounting standards and new exchange rules could make it more expensive to issue stock options to employees, which would increase compensation costs and may cause us to change our business practices

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the SEC and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

For example, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term shareholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the Financial Accounting Standards Board has announced that it will propose changes to GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. In addition, regulations implemented by the American Stock Exchange generally require shareholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees. We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

Factors outside of our control may adversely affect our operations and operating results

Our operations and operating results may be adversely affected by many different factors which our outside of our control, including:

•                  deterioration in economic conditions in any of the healthcare information technology industry, which could reduce customer demand and ability to pay for our products and services;

•                  political and military instability, which could slow spending within our target markets, delay sales cycles and otherwise adversely affect our ability to generate revenues and operate effectively;

•                  budgetary constraints of customers, which are influenced by corporate earnings and spending objectives;

•                  earthquakes, floods or other natural disasters affecting our headquarters located in Calabasas, California, an area known for seismic activity;

•                  acts of war or terrorism; and

•                  inadvertent errors.

Any of these factors could result in a loss of revenues and/or higher expenses, which could adversely affect our financial results.

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

 In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and the Company does not believe the adoption will have a material effect on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement defines a nonmonetary exchange with commercial substance as one in which the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and it does not believe the adoption will have a material effect on the Company’s results of operation or financial condition.

In May 2005, the Financial Accounting Standards Board issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” or SFAS No.154. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated results of operations or financial position.

Item 3.                                   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Form 10-QSB.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the end of the period covered by this Form 10-QSB, the Company’s disclosure controls and procedures are effective in accumulating and communicating to them in a timely manner material information relating to the Company (including its consolidated subsidiary) required to be included in the periodic reports filed with the Securities and Exchange Commission.

(b) Changes in Internal Control over Financial Reporting. There was no change in the Company’s internal control over financial reporting during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit 10.1            Form of Change in Control Agreement dated February 7, 2005 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K, dated February 7, 2005).

Exhibit 11                     Statement re: computation of per share earnings.

Exhibit 31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

Exhibit 32.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE COMPUTER APPLICATIONS, INC.
(Registrant)

Date:	August 15, 2005	/S/ Steven M. Besbeck
Steven. M. Besbeck, President and
Chief Executive Officer

Date:	August 15, 2005	/S/ Anahita Villafane
Anahita Villafane,
Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as Amended (previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2-85265).

3.2	By-Laws, as amended (previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2-85265).

10.1	Form of Change in Control Agreement, dated February 7, 2005 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K, dated February 7, 2005).

11	Statement re: computation of per share earnings.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.