Form 10QSB
period 2005-09-30
CREATIVE COMPUTER APPLICATIONS INC
filed 2005-11-14
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Yes  ☒                                                                                                         No  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                                                                                         No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,491,400 common shares as of October 31, 2005.

Transitional Small Business Disclosure Format (check one):

Yes  ☐                                                                                                         No  ☒

CREATIVE COMPUTER APPLICATIONS, INC.

FORM 10-QSB

I N D E X

CREATIVE COMPUTER APPLICATIONS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$861,027	$1,655,063
Receivables, net	852,477	1,736,768
Inventory	138,110	86,298
Prepaid expenses and other assets	333,047	256,289
Deferred tax asset	—	539,420

TOTAL CURRENT ASSETS	2,184,661	4,273,838

PROPERTY AND EQUIPMENT, net	479,065	345,004
INVENTORY OF COMPONENT PARTS	194,135	186,599
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,137,971 and $878,021	1,783,044	1,531,573
DEFERRED MERGER COSTS	340,077	—
DEFERRED TAX ASSET	—	254,457

	$4,980,982	$6,591,471
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to bank (Note 4)	200,000	300,000
Accounts payable	431,425	377,768
Accrued liabilities:
Vacation pay	227,503	243,060
Accrued payroll	39,733	128,227
Other	125,841	173,808
Deferred service contract income	1,085,341	1,235,032
Deferred revenue on system sales	290,928	226,111

TOTAL CURRENT LIABILITIES	2,400,771	2,684,006

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 3,409,900 and 3,321,900 shares issued and outstanding	6,367,092	6,195,692
Accumulated deficit	(3,786,881)	(2,288,227)

TOTAL SHAREHOLDERS’ EQUITY	2,580,211	3,907,465

	$4,980,982	$6,591,471

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2005	2004
	(Unaudited)

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$545,886	$1,177,629
Service revenue	1,181,786	1,107,579
	1,727,672	2,285,208

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	393,686	448,285
Service revenue	414,985	380,797
	808,671	829,082

Gross profit	919,001	1,456,126

OPERATING EXPENSES
Selling, general and administrative	883,704	769,854

Research and development	314,456	258,825

Total operating expenses	1,198,160	1,028,679

Operating income (loss)	(279,159)	427,447

INTEREST AND OTHER INCOME	3,873	2,555

INTEREST EXPENSE	(3,989)	(173)

Income (Loss) before provision for income taxes	(279,275)	429,829

PROVISION FOR INCOME TAXES	793,877	117,763

NET INCOME (LOSS)	$(1,073,152)	$312,066

EARNINGS (LOSS) PER SHARE (Note 3):

Basic	$(.31)	$.09
Diluted	(.31)	.09

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,465,900	3,318,900
Diluted	3,465,900	3,369,832

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$1,429,593	$2,795,480
Service revenue	3,679,374	3,243,422
	5,108,967	6,038,902

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	1,218,254	1,424,824
Service revenue	1,239,678	1,187,360
	2,457,932	2,612,184

Gross profit	2,651,035	3,426,718

OPERATING EXPENSES
Selling, general and administrative	2,483,681	2,088,928

Research and development	873,396	773,705

Total operating expenses	3,357,077	2,862,633

Operating income (loss)	(706,042)	564,085

INTEREST AND OTHER INCOME	13,015	4,413

INTEREST EXPENSE	(11,750)	(1,858)

Income (Loss) before provision for income taxes	(704,777)	566,640

PROVISION FOR INCOME TAXES	793,877	117,763

NET INCOME (LOSS)	$(1,498,654)	$448,877

EARNINGS (LOSS) PER SHARE (Note 3):

Basic	$(.44)	$.14
Diluted	(.44)	.13

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,401,011	3,318,900
Diluted	3,401,011	3,405,437

See Notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)

OPERATING ACTIVITIES
Net Income (loss)	$(1,498,654)	$448,877
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122,864	82,241
Provision for doubtful accounts	30,880	60,000
Amortization of capitalized software costs	259,950	324,952
Deferred tax provision	793,877	105,858
Increase (decrease) from changes in:
Receivables	853,411	(272,786)
Inventories	(59,348)	79,949
Prepaid expenses and other assets	(76,758)	1,950
Accounts payable	53,657	(20,220)
Accrued liabilities	(152,018)	19,910
Deferred service contract income	(149,691)	35,265
Deferred revenue on system sales	64,817	174,814

Net cash provided by operating activities	242,987	1,040,810

INVESTING ACTIVITIES
Additions to property and equipment	(256,925)	(122,365)
Additions to deferred merger costs	(340,077)	—
Additions to capitalized software costs	(511,421)	(427,803)

Net cash used in investing activities	(1,108,423)	(550,168)

FINANCING ACTIVITIES
Payments on notes payable	(100,000)	—
Exercise of stock options	171,400	—

Net cash provided by financing activities	71,400	—

NET INCREASE (DECREASE) IN CASH	(794,036)	490,642

CASH, beginning of period	1,655,063	889,521

CASH, end of period	$861,027	$1,380,163

See notes to Condensed Consolidated Financial Statements.

CREATIVE COMPUTER APPLICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1-Presentation of Financial Statements

In the opinion of management of Creative Computer Applications, Inc. (the “Company” or “CCA”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2005, the results of its operations for the three and nine month periods ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004.  These results have been determined on the basis of accounting principles generally accepted in the United States of America and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 and the Transitional Report on Form 10-QSBT for the period ended December 31, 2004.

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2- Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.

The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At September 30, 2005 and 2004 the inventory allowance was $195,073 and $141,273.

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

Earnings per share has been computed as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

NET INCOME (LOSS)	$(1,073,152)	$(1,498,654)	$312,066	$448,877
Basic weighted average number of common shares outstanding	3,465,900	3,401,011	3,318,900	3,318,900
Dilutive effect of stock options	—	—	50,932	86,537
Diluted weighted average number of common shares outstanding	3,465,900	3,401,011	3,369,832	3,405,437
Basic earnings (loss) per share	$(.31)	$(.44)	$.09	$.14
Diluted earnings (loss) per share	$(.31)	$(.44)	$.09	$.13

For the three and nine months ended September 30, 2005 and 2004, options to purchase 210,000 and 150,000 shares of common stock at per share prices ranging from $.72 to $1.76 were not included in the computation of diluted earnings (loss) per share because inclusion would have been anti-dilutive.

Note 4-Debt Obligations

The Company’s line of credit with its bank provides for $1,000,000 on a revolving basis through February 1, 2006.  On September 30, 2005, the total amount due to the bank was $200,000.

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

The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Net income (loss), as reported	$(1,073,152)	$(1,498,654)	$312,066	$448,877

Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—	—

Less: total stock based employee compensation expense determined under fair value based method for all awards	(11,011)	(33,032)	(19,513)	(58,539)

Net loss, pro forma	$(1,084,163)	$(1,531,686)	$292,553	$390,338

Basic net earnings (loss) per share, as reported	$(.31)	$(.44)	$.09	$.14
Basic net earnings (loss) per share, pro forma	$(.31)	$(.45)	$.09	$.12
Diluted net earnings (loss) per share, as reported	$(.31)	$(.44)	$09	$13
Diluted net earnings (loss) per share, pro forma	$(.31)	$(.45)	$.09	$.12

The Company issues all of its options at fair market value at the time of grant; therefore, no expense has been recorded under the intrinsic value method for the three and nine months ended September 30, 2005 and 2004.  As required by SFAS 123, the Company provides the following disclosure of estimated values for these awards:  The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2004: risk free interest rates ranging from 3.4% to 6.1%, expected lives of 5 years; volatility ranging from 67% to 126% and no assumed dividends.  The weighted-average grant-date fair value of options granted during 2004 was estimated to be $.93.  There were no options granted in the nine months ended September 30, 2005.

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

Note 7-New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), (“Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption methods. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would restate prior periods to record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

Note 8-Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities

For the third quarter and nine-month period ended September 30, 2005, the Company recorded an additional valuation allowance of $793,877.  The Company invested heavily in integration activities in anticipation of the impending merger.  As a result, additional loss was generated in the quarter and nine-month period necessitating an additional valuation allowance against the deferred tax asset.  The Company evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results, and the reversal of temporary tax differences.  Although the net deferred tax asset may have been eliminated as a result of the purchase transaction upon the completion of the merger with StorCOMM, the Company evaluated the net deferred tax asset at September 30, 2005, taking into consideration operating results, and determined that an additional valuation allowance of $793,877 should be maintained.

Note 9-Merger

On August 16, 2005, the Company entered into a definitive merger agreement with StorCOMM, Inc. of Jacksonville, Florida, a private company providing Picture Archive Communication Systems (PACS) and Clinical Image Management Systems for the medical imaging market (the “StorCOMM Merger”).  CCA will be the surviving entity and StorCOMM shareholders will own one-half of the merged entity.  The transaction is subject to shareholder approval and other conditions to closing contained in the merger agreement.  It is expected that the post merger company will offer integrated applications and services to a broad sector of the healthcare provider market.  The merger is expected to be completed on or about November 21, 2005.   For the nine-month period ended September 30, 2005, the Company deferred approximately $340,000 in merger costs primarily related to legal and third party due diligence expenses.

On August 18, 2005, the Company entered into a private placement transaction with a small group of investors for the issuance of $3,000,000 in common stock and warrants contingent upon the completion of the StorCOMM merger.

Item 2.                                   Management’s Discussion and Analysis or Plan of Operation

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “will” and words and terms of similar substance used in connection with any discussion of future events, operating or financial performance, financing sources, product development, capital requirements, market growth and the like, identify forward-looking statements. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement.  These forward-looking statements include:

•             projections of revenues and other financial items;

•             statements of strategies and objectives for future operations;

•             expectations regarding the completion of the merger with StorCOMM;

•             statements regarding integration plans following the merger with StorCOMM;

•             statements concerning proposed applications or services;

•             statements regarding future economic conditions, performance or business prospects;

•             statements regarding competitors or competitive actions; and

•             statements of assumptions underlying any of the foregoing.

All forward-looking statements are present expectations of future events and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The risks related to CCA’s business discussed under “Risk Factors” of this Quarterly Report on Form 10-QSB, among others, could cause actual results to differ materially from those described in the forward-looking statements.  Such risks include, among others: whether the merger with StorCOMM will be completed; if the merger is completed, whether the combined company will realize the potential benefits of the merger; the competitive environment; unexpected technical and marketing difficulties inherent in major product development efforts such as those described about CyberLAB 7.0; the potential need for changes in our long-term strategy in response to future developments; future advances in clinical information technology and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the products offered by CCA; and rapid technological change in the microelectronics and software industries.

The Company makes no representation as to whether any projected or estimated information or results contained in any forward-looking statements will be obtained or achieved. Shareholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. The Company is under no obligation, and it expressly disclaims any obligation, to update or alter any forward-looking statements after the date of this Quarterly Report on Form 10-QSB, whether as a result of new information, future events or otherwise.

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

CCA’s results of operations for the third fiscal quarter and nine-month period ended September 30, 2005 were marked by a decrease in sales and operating income over the comparable period of 2004.  The Company’s decrease in revenues for the third fiscal quarter and nine-month period was due to a number of factors, the primary being the loss of members of our sales force.  During the second and third quarters of 2005, the Company experienced an unexpected significant turnover in its sales force, including the loss of its Vice President of Sales, which affected its ability to close near term sales opportunities.   The Company has since hired a new Vice President of Sales and three new regional sales managers and is actively recruiting additional sales personnel.  In addition, the Company has invested additional funds into marketing activities to rebuild its sales pipeline.  Despite the shortfall in our new system sales, there were positive areas in our business.  For instance, service revenues increased for the quarter and nine-month period by $74,207 or 6.7% and $435,952 or 13.4%, respectively.  Generally, sales cycles for CIS products are lengthy and on average exceed one year from inception to closure.  Because of the complexity of the sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

Since the beginning of fiscal year 2005, management has been involved in activities related to the proposed merger with StorCOMM.  The Company originally anticipated that the merger would be completed in the summer of 2005.  However, due to a number of factors the merger completion date was extended and the Company now expects it to close on or about November 21, 2005, subject to shareholder approval.  In order to mitigate the delays in completing the merger and put the combined company in the best position to immediately execute its integration plan and launch new products following the merger, management determined it was in the best interests of the company to proceed with the development of its integration plan with StorCOMM prior to the completion of the merger.  This required significant investment in infrastructure and product development.  This investment has been financed through the utilization of working capital and short-term borrowings, which management anticipates repaying once the merger and related private placement are consummated.   The costs associated with this investment have been expensed as incurred, which increased the operating expenses of CCA during the current quarter and nine-month period ended September 30, 2005, and is more fully discussed below in “Results of Operations.”  While some of these expenses are non-recurring, others including the addition of key personnel in product management, regulatory affairs, and product development, were important additions to management in order to assure the success of the company’s integration strategy.

The operating losses incurred by the Company during the nine-month period ended September 30, 2005 were primarily a result of expenses incurred in connection with the proposed merger with StorCOMM and the related integration plan.  Due to the accumulated net losses incurred by the Company, we have established an additional valuation allowance against our net deferred tax asset.  Management anticipated the net deferred tax asset would have been eliminated in any case as a result of the accounting for the purchase transaction upon the completion of the merger as described in the Company’s registration statement on Form S-4 filed on October 3, 2005.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Revenues:
System sales	31.6%	28.0%	51.5%	46.3%
Service revenues	68.4	72.0	48.5	53.7

Total revenues	100.0	100.0	100.0	100.0

Cost of products and services sold:
System sales	22.8	23.8	19.6	23.6
Service revenues	24.0	24.3	16.7	19.7

Total cost of products and services	46.8	48.1	36.3	43.3
Gross profit	53.2	51.9	63.7	56.7
Operating expenses:
Selling, general and administrative	51.2	48.6	33.7	34.6
Research and development	18.2	17.1	11.3	12.8
Total operating expenses	69.4	65.7	45.0	47.4
Operating income (loss)	(16.2)	(13.8)	18.7	9.3

Income (loss) before provision for income taxes	(16.2)	(13.8)	18.8	9.4
Provision for income taxes	45.9	15.5	5.1	2.0

Net income (loss)	(62.1)	(29.3)	13.7	7.4

Revenues

Sales for the third fiscal quarter ended September 30, 2005 decreased to $1,727,672, as compared to $2,285,208 for the comparable quarter ended September 30, 2004, an overall decrease of approximately $557,536 or 24.4%.  For the nine-month period ended September 30, 2005, sales decreased $929,935 or 15.4% compared to the same period of 2004.  When analyzed by product category for the quarter, sales of CIS products decreased by $668,948, or 61.7% and a decrease in other revenues of $7,560 or 76.3%, partially offset by an increase in sales of data acquisition products of $44,765, or 53.6%, and an increase in service revenues of $74,207, or 6.7% when compared to the same quarter of fiscal 2004.  When analyzed by product category for the nine-month period ended September 30, 2005, sales of CIS products decreased by $1,474,865, or 58.4% and a decrease in other revenues of $9,060 or 55.6%, partially offset by an increase in sales of data acquisition products of $118,038, or 46.5%, and an increase in service revenues of $435,952, or 13.4% when compared to the same period of fiscal 2004.  The decrease in sales of CIS products was primarily attributable to the turnover in the sales force as described above under “Overview”.  The Company has been in the process of rebuilding its direct sales force and has recently hired three new regional sales managers.  The increase in service revenues is attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS installations increases.

The increase in the sales of data acquisition products is primarily attributable to a greater number of units shipped to LIS customers. However, management believes that in the future, there will be reduced sales of data acquisition products as there has been a technological shift to software-based clinical instrument interfaces.  Furthermore, fewer OEM customers remain active in the marketplace or no longer use CCA’s data acquisition products.  Management does not believe the data acquisition product business is a material part of CCA’s business today and it will not be in the future, as the Company’s emphasis is being placed on its CIS products and related services.

Although the Company continues to invest in sales and marketing activities, management is cautious about the near-term outlook for its sales of CIS products as it focuses on rebuilding its sales force and transaction pipeline.  The Company’s future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter, and the temporary delays in the closing of new CIS sales.  In addition, the Company’s revenues associated with CIS sales may be delayed due to client related issues such as client staff availability for training, information technology infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of CCA.

Costs of products and services sold

Cost of sales for the third quarter and nine-month period ended September 30, 2005 decreased by $20,411 or 2.5% and $154,252 or 5.9%, respectively, as compared to the same periods of fiscal 2004.  For the quarter and nine-month period, the decrease in cost of sales was primarily attributable to a decrease in material costs of $62,717 or 54.6% and $168,163 or 44.6%, respectively.  For the nine-month period there was also a decrease in other costs of $20,226 or 2.2%.  Such decreases were partially offset by an increase in labor costs, for the quarter and nine-month period, of $13,768 or 3.2% and $34,137 or 2.6%, respectively and for the quarter there was an increase in other costs of $28,537 or 10.2%.  The decrease in material costs was attributable to the decrease in sales of CIS products discussed above.  The increase in labor costs was attributable to additions of personnel to the Company’s support department.  For the nine-month period, the decrease in other costs of sales was attributable to decreased expenses related to telephone costs as a result of better rates negotiated under a new contract for telephone and data services.  For the current quarter and nine-month period, cost of sales as a percentage of sales was 47% and 48%, respectively, as compared to 36% and 43%, respectively, for the comparable periods of 2004.  The overall percentage increase in cost of sales, as a percentage of sales, in the quarter and nine-month period was attributable to a reduced number of sales of CIS products sold.  The Company could potentially experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $113,850 or 14.8% and $394,753 or 18.9%, respectively, for the current fiscal quarter and nine-month period ended September 30, 2005 as compared to the same periods of fiscal 2004.  The increase in selling, general and administrative expenses were primarily attributable to additional expenses as follows:  legal and accounting fees of approximately $31,000 in the current quarter and $72,000 for the nine-month period were the result of the Company changing its fiscal year-end.  There were increased expenses related to the implementation of a new customer relationship management system of approximately $25,000 for the current quarter and nine month period. Additional expenses attributable to marketing consulting and telemarketing expenses were approximately $18,000 in the current quarter and $50,000 for the nine-month period.  There were expenses associated with the addition of a new product consultant, a controller, a radiology product manager, and a director of regulatory affairs and recruitment fees paid in conjunction with some of the new hires of approximately $35,000 in the current quarter and $100,000 for the nine-month period.  In addition, the Company had an increase in its insurance costs of approximately $20,000 for the nine-month period.  The balance of increased expenses during the current quarter and nine month period were attributable to the StorCOMM merger. Management anticipates that it will incur increases in legal and accounting expenses, trade show expenses, and other general and administrative expenses in the last quarter of fiscal 2005 that are related to marketing efforts and the annual shareholders meeting.  It is also likely that the Company will incur significant additional expenses in the last quarter of fiscal 2005 related to the StorCOMM Merger that will be expensed when incurred.

Research and development expenses

Research and development expenses increased by $55,631, or 21.5% and $99,691 or 12.9%, respectively, for the third fiscal quarter and nine-month period ended September 30, 2005 as compared to the same periods of fiscal 2004.  The increase is attributable to increases in salaries, other personnel related expenses, and the addition of new personnel in product engineering.  For the comparable third quarters of 2005 and 2004, the Company capitalized software costs of $171,000 and $147,179, respectively, which are generally amortized over the estimated useful life, not to exceed five years.  Such costs were attributable to enhancements and new modules for the Company’s CIS products, and new applications under development, as well as the completion of new software that integrates the Company’s radiology product CyberRAD with the StorCOMM PACS system.

Income taxes

For the third quarter and nine-month period ended September 30, 2005, the Company recorded an additional valuation allowance of $793,877.  The Company invested heavily in integration activities in anticipation of the proposed merger with StorCOMM.  As a result, additional loss was generated in the quarter and nine-month period necessitating an additional valuation allowance against the deferred tax asset.  The Company evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results, and the reversal of temporary tax differences.  Although the net deferred tax asset may have been eliminated as a result of the purchase transaction upon the completion of the merger with StorCOMM, the Company evaluated the net deferred tax asset at September 30, 2005, taking into consideration operating results, and determined that an additional valuation allowance of $793,877 should be maintained.  In 2004, the Company was operating under a different fiscal year-end and at the time, the Company recorded a tax provision of $117,763.

Net income (loss)

As a result of the factors discussed above, the Company incurred a net loss of $1,073,152 or basic and diluted loss per share of $.31 in the third fiscal quarter of 2005 as compared to net income of $312,066 or basic and diluted earning per share of $.09 for the third fiscal quarter of 2004.  For the nine-month period ended September 30, 2005, the Company incurred a net loss of $1,498,654 or basic and diluted loss per share of $.44 as compared to net income of $448,877 or basic and diluted earning per share of $.14 and $.13, respectively, for the same period of 2004.

Liquidity and Capital Resources

The Company’s primary need for capital has been to invest in software development, in computers and related equipment for its internal use, and its integration plan for the impending merger with StorCOMM.  The Company invested $511,421 and $427,803 in software development during the nine-month periods ended September 30, 2005 and 2004, respectively.  These expenditures related to the new browser version of the Company’s LIS product, CyberLAB 7.0, and new software that integrates the Company’s radiology product CyberRAD with the StorCOMM PACS system.

The Company anticipates expending additional sums during the remainder of fiscal 2005 on product enhancements to all its products, the further enhancements of the new browser version of the Company’s CyberLAB 7.0 product, and the integration of the Company’s radiology product CyberRAD with the StorCOMM PACS system.  During the nine-month period ended September 30, 2005, the Company invested an aggregate of $256,925 in additions to fixed assets, primarily consisting of computers and software related to the new customer relationship management system, which replaced its former aged help desk application, as compared to an investment of $122,365 in the comparable period of 2004.  Furthermore, the Company deferred approximately $340,000 in merger costs primarily related to legal and third party due diligence expenses which will be adjusted to the aggregate merger transaction costs at closing

As of September 30, 2005, the Company had negative working capital of $216,110, compared to working capital of $1,589,832 as of December 31, 2004.  The negative working capital is primarily due to the valuation allowance taken against the net deferred tax asset and the reduction in cash and receivables since December 31, 2004.  The Company’s current ratio was 0.91 at September 30, 2005 compared to 1.6 at December 31, 2004.  At September 30, 2005, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,000,000, of which there was $200,000 outstanding.  The bank credit agreement expires on February 1, 2006.  In addition, the Company has entered into a private placement transaction with a small group of investors for the issuance of $3,000,000 in common stock and warrants contingent upon the completion of the StorCOMM merger.

Cash flows from operating activities were $242,987 for the nine-month period ended September 30, 2005 compared to cash flows of $1,040,810 for the comparable period of fiscal 2004.  The decrease in cash flow from operating activities was primarily attributable to the net change in accrued receivables, inventories, payables, deferred tax asset, and deferred revenues offset by the reduction in income from operations in the nine-month period ended September 30, 2005 compared to the same period of fiscal 2004.

Net cash used in investing activities totaled $1,108,423 for the nine-month period ended September 30, 2005, compared to $550,168 used in investing activities during the comparable period of 2004.  The increase in cash used in investing activities was due to increased investment in property and equipment related to the new customer relationship management system, additional investment in capitalized software, and additions to capitalized acquisition costs.

Cash flows from financing activities amounted to $71,400 during the nine-month period ended September 30, 2005.  There were no financing activities during the comparable period of fiscal 2004.  The change from fiscal 2004 to fiscal 2005 resulted primarily from payments on its revolving line of credit with the bank offset by cash flows from exercises of stock options.

The Company’s primary source of working capital has been generated from earnings, and from borrowings on its line of credit.  The Company produced cash flows amounting to $242,987 to fund its operations in the nine-month period ended September 30, 2005.  Management believes that its projected cash flow from operations, together with its bank credit facilities, should be sufficient to fund its working capital requirements for the next twelve months.  Furthermore, we will have additional funds available to us from the private placement transaction.  However, an unanticipated decline in sales or continued delays in closing new transactions, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  If such events were to occur, the Company may have to seek alternative financing.  Additionally, we may seek additional funds to finance our future growth and operations. There can be no assurance that such funds will be available when required or available on terms acceptable to us.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with its clients.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At September 30, 2005, the inventory reserve was approximately $195,000.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at September 30, 2005 was $852,477, net of an allowance for doubtful accounts of approximately $57,700.

Revenue Recognition

Revenues are derived primarily from the sale of CIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.” SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At September 30, 2005, deferred revenue on system sales was $290,928.

Post Implementation software and hardware maintenance services are marketed under monthly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  Deferred revenue related to CIS sales is comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  During the second fiscal quarter, the Company implemented a new customer relationship management system.  The new system replaced the Company’s aged help desk system and was integrated with the Company’s accounting system.  The integration of these systems necessitated a change in the Company’s billing procedures, which resulted in a partial reduction of accounts receivable and a concurrent decrease in deferred revenues.  At September 30, 2005, deferred service contract income was $1,085,341.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the nine-month periods ended September 30, 2005 and 2004, the Company capitalized $511,421 and $427,803, respectively.  At September 30, 2005, the balance of capitalized software costs was $1,783,044, net of accumulated amortization of $1,137,971.

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

We face intense competition from both established entities and new entries in the market that may adversely affect our revenues and profitability.

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

If we fail to meet changing demands of technology, we may not continue to be able to compete successfully with competitors.

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

Our success depends on our ability to attract, retain and motivate management and other skilled employees.

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

If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed.

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

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

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

We operate in a consolidating industry which creates barriers to market penetration.

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

Our products may be subject to government regulation in the future that could impair our operations.

CCA’s products could be subject to stringent government regulation in the United States and other countries in the future.  Furthermore, assuming we complete the merger with StorCOMM, we expect that the integration of our product and service offering with those of StorCOMM will require us to comply with regulatory requirements and that we will devote significant time and resources to this effort.  These regulatory processes can be lengthy, expensive and uncertain.  Additionally, securing necessary clearances or approvals may require the submission of extensive data and other supporting information.  Failure to comply with applicable requirements could result in fines, recall, total or partial suspension of distribution, withdrawal of existing product, or our inability to integrate our service and product offerings with those of StorCOMM.  If any of these things occur, it could have a material adverse impact on our business.

Changes in government regulation of the healthcare industry could adversely affect our business.

Federal and state legislative proposals are periodically introduced or proposed that would affect major changes in the healthcare system, nationally, at the state level or both.  Future legislation, regulation or payment policies of Medicare, Medicaid, private health insurance plans, health maintenance organizations or other third-party payors could adversely affect the demand for our current or future products and our ability to sell our products on a profitable basis.  Moreover, healthcare legislation is an area of extensive and dynamic change, and we cannot predict future legislative changes in the healthcare field or their impact on our industry or our business.

We are subject to the Health Insurance Portability and Accountability Act (HIPAA) and the cost of complying with HIPAA may negatively impact our net income.

Our business is substantially impacted by the requirements of HIPAA and our products must maintain the confidentiality of a patient’s medical records and information.  These requirements also apply to most of our clients.  We believe our products meet the standards of HIPAA and may require our clients to upgrade their systems, but our clients’ preoccupation with HIPAA may adversely impact sales of our products, and the costs of compliance with HIPAA could have an impact on our product margins and sales, the general and administrative expenses incurred by us and could negatively impact our net income.

Defective products or product failure may subject us to liability and could substantially increase our costs.

CCA’s products are used to gather information for professionals to make medical decisions, diagnosis, and treatment.  Accordingly, the manufacture and sale of our products entails an inherent risk of product liability arising from an inaccurate, or allegedly inaccurate, test or procedure result.  CCA may discover errors and failures in certain of its product offerings, which could result in delays or lost revenue during the period required to correct these errors.  Errors and failures in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products, loss of competitive position or claims by customers or others.  Alleviating any of these problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our sales, which could cause us to lose existing or potential customers and would adversely affect our operating results.  We may be subject to product liability claims as a result of any failure or errors in our products. If a customer is successful in proving its damages, it could prove expensive and time-consuming to defend against these claims, and we could be liable for the damages suffered by our customers and other related expenses, which could adversely affect our operating results.  We currently maintain product liability insurance coverage for up to $2.0 million per incident and up to an aggregate of $4.0 million per year.  Although management believes this liability coverage is sufficient protection against future claims, there can be no assurance of the sufficiency of these policies.  We have not received any indication that our insurance carrier will not renew our product liability insurance at or near current premiums; however, we cannot guarantee that this will continue to be the case.

System or network failures could reduce our sales, increase costs or result in a loss of customers.

We rely on our management information systems to operate our business and to track our operating results.  Our management information systems will require modification and refinement as we grow and our business needs change.  If we experience a significant system failure or if we are unable to modify our management information systems to respond to changes in our business needs, then our ability to properly run our business could be adversely affected and could lead to a reduction in our sales, increased costs and a loss of customers.

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

Future sales of substantial amounts of shares of our common stock in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline.  In addition, we may be required to issue additional shares upon exercise of previously granted options or warrants, such as the warrants to purchase up to 300,000 shares of CCA common stock that CCA is issuing in a private placement and the CCA options and warrants to be issued in exchange for StorCOMM’s options and warrants in the merger. Increased sales of our common stock in the market after exercise of stock options or warrants could exert significant downward pressure on our stock price.  These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

Our stock price may be volatile in the future, and you could lose the value of your investment.

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

Fluctuations in our quarterly financial results have affected the stock prices of CCA in the past and could affect our stock price in the future.

The quarterly financial results of CCA have fluctuated in the past and the quarterly financial results of the Company are likely to vary significantly in the future.  A number of factors associated with the operation of our business may cause our quarterly financial results to fluctuate, including our ability to:

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

•                  fluctuations in foreign currency exchange rates; and

•                  weakness or uncertainty in general economic or industry conditions.

Quarterly changes in our financial results could cause the trading price of our common stock to fluctuate significantly.  If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected.  Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock or securities convertible into or exercisable for our stock.  You should not rely on the results of prior periods as predictors of our future performance.

Factors outside of our control may adversely affect our operations and operating results.

Our operations and operating results may be adversely affected by many different factors which are outside of our control, including:

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

•           earthquakes, floods, hurricanes or other natural disasters affecting our headquarters located in Calabasas, California, an area known for seismic activity, or our other locations worldwide;

•           acts of war or terrorism; and

•           inadvertent errors.

Any of these factors could result in a loss of revenues and/or higher expenses, which could adversely affect our financial results.

Our international operations involve special risks that could increase our expenses, adversely affect our operating results and require increased time and attention of our management.

We expect to generate less than 5% of our revenues from customers located outside of the United States in the fiscal year ending December 31, 2005.  Assuming the merger with StorCOMM is completed, our international operations will expand since StorCOMM has significant operations outside of the United States.  We expect to expand our international operations and such expansion is contingent upon the successful growth of our international revenues.  Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•           potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights;

•           imposition of foreign laws and other governmental controls, including trade and employment restrictions;

•           enactment of additional regulations or restrictions on imports and exports;

•           fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could make our products more expensive in those countries;

•           limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;

•           longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•           difficulties in staffing, managing and operating our international operations;

•           difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations; and

•           political unrest, war or terrorism, particularly in areas in which we have facilities.

A portion of StorCOMM’s transactions outside of the United States are denominated in foreign currencies.  Our functional currency is the U.S. dollar. Accordingly, our future operating results will continue to be subject to fluctuations in foreign currency rates.  Hedging foreign currency transaction exposures is complex and subject to uncertainty. We may be negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales.

Changes to financial accounting standards and new exchange rules could make it more expensive to issue stock options to employees, which would increase compensation costs and may cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States.  These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the Securities and Exchange Commission and various other regulatory bodies.  A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

For example, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages.  We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term shareholder value and, through the use of vesting, encourage employees to remain with our company.  Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees.  For example, the Financial Accounting Standards Board has issued SFAS 123R that will require us to record a charge to earnings for employee stock option grants.  In addition, regulations implemented by the American Stock Exchange generally require shareholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees.  We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

We may be unable to complete the StorCOMM Merger.

On October 3, 2004, CCA filed a registration statement on Form S-4 in connection with the proposed merger of StorCOMM with Xymed.com, Inc., a wholly owned subsidiary of CCA.  The registration statement was declared effective by the SEC on October 28, 2005.  Assuming the merger is approved by the shareholders of CCA and StorCOMM, CCA expects the merger to close on or about November 21, 2005.  The merger is risky and may be subject to a lengthy process to close and it could divert management’s time and focus from operating our business.  We may seek additional debt or equity financing in connection with the merger.  Additional financing may not be available to us on acceptable terms or at all.  We may not be able to close the transaction on the timetable we anticipate, if at all.  If we are unable to complete the merger, we may incur significant non-recoverable expenses that may have a material adverse effect on our financial position.  As of September 30, 2005, we have incurred expenses related to the integration of StorCOMM and CCA and additional expenses related to the merger.  We will not be able to recover these expenses if the merger is not completed.

Failure to complete the merger could adversely affect CCA’s and StorCOMM’s future business and operation as well as the market price of CCA common stock.

The merger is subject to the satisfaction of closing conditions, including the approval by both CCA and StorCOMM shareholders, and neither CCA nor StorCOMM can assure you that the merger will be successfully completed.  In the event that the merger is not completed, CCA and StorCOMM may be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, or the payment of a termination fee under specified circumstances.  If the merger is not completed, the market price of CCA common stock could decline.

If the merger is completed but CCA and StorCOMM fail to effectively integrate their operations, the combined company may not realize the potential benefits of the merger.

Assuming the merger is completed, the integration of CCA and StorCOMM will be a time consuming and expensive process and may disrupt the combined company’s operations if it is not completed in a timely and efficient manner.  If this integration effort is not successful, the combined company’s results of operations could be harmed, employee morale could decline, key employees could leave, customers could cancel existing orders or choose not to place new ones and the combined company could have difficulty complying with regulatory requirements.  In addition, the combined company may not achieve anticipated synergies or other benefits of the merger.  Following the merger, CCA and StorCOMM must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices.  The combined company may encounter the following difficulties, costs and delays involved in integrating their operations:

•           failure to successfully manage relationships with customers and other important relationships;

•           failure of customers to accept new services or to continue using the products and services of the combined company;

•           difficulties in successfully integrating the management teams and employees of CCA and StorCOMM;

•           challenges encountered in managing larger, more geographically dispersed operations;

•           the loss of key employees;

•           diversion of the attention of management from other ongoing business concerns;

•           potential incompatibilities of technologies and systems;

•           potential difficulties integrating and harmonizing financial reporting systems; and

•           potential incompatibility of business cultures.

If the combined company’s operations after the merger do not meet the expectations of existing customers of CCA or StorCOMM, then these customers may cease doing business with the combined company altogether, which would harm the results of operations and financial condition of the combined company.

If the anticipated benefits of the merger are not realized or do not meet the expectations of financial or industry analysts, the market price of CCA common stock may decline after the merger.  The market price of CCA common stock may decline as a result of the merger if:

•           the integration of CCA and StorCOMM is unsuccessful;

•           the combined company does not achieve the expected benefits of the merger as quickly as anticipated or the costs of or operational difficulties arising from the merger are greater than anticipated;

•           the combined company’s financial results after the merger are not consistent with the expectations of financial or industry analysts;

•           the anticipated operating and product synergies of the merger are not realized; or

•           the combined company experiences the loss of significant customers or employees as a result of the merger.

Completion of the merger may result in dilution of future earnings per share to the shareholders of CCA.

The completion of the merger may not result in improved earnings per share of CCA or a financial condition superior to that which would have been achieved by either CCA or StorCOMM on a stand-alone basis.  The merger could fail to produce the benefits that the companies anticipate, or could have other adverse effects that the companies currently do not foresee.  In addition, some of the assumptions that either company has made, such as the achievement of operating synergies, may not be realized.  In this event, the merger could result in a reduction of earnings per share of CCA as compared to the earnings per share that would have been achieved by CCA or StorCOMM if the merger had not occurred.

The costs associated with the merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company.

CCA estimates that it will incur aggregate direct transaction costs of approximately $700,000 associated with the merger, and additional costs associated with consolidation and integration of operations, which cannot be estimated accurately at this time.  Assuming the merger is completed, if the total costs of the merger exceed estimates or the benefits of the merger do not exceed the total costs of the merger, the financial results of the combined company could be adversely affected.

The businesses of CCA could suffer due to the closing of the merger.

The closing of the merger may have a negative impact on CCA’s or StorCOMM’s ability to sell their respective products and services, attract and retain key management, technical, sales or other personnel, maintain and attract new customers and maintain strategic relationships with third parties.  For example, CCA and StorCOMM may experience deferral, cancellations or a decline in the size or rate of orders for their respective products or services or a deterioration in their respective customer or business partner relationships.  Any such events could harm the operating results and financial condition of the combined company following the merger.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), (“Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption methods. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would restate prior periods to record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

Item 3.                                   Controls and Procedures

Quarterly Controls Evaluation and Related Chief Executive Officer and Chief Financial Officer Certifications

Our Chief Executive Officer, Steven M. Besbeck, and Chief Financial Officer, Anahita Villafane, with the participation of our management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Attached as exhibits to this quarterly report are certifications of the Chief Executive Officer and the Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls and Procedures

Disclosure controls and procedures are methods designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving a company’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, which occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CREATIVE COMPUTER APPLICATIONS, INC.
(Registrant)

Date:	November 14, 2005	/S/ Steven M. Besbeck
Steven. M. Besbeck, President and
Chief Executive Officer

Date:	November 14, 2005	/S/ Anahita Villafane
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