Form 10KSB
period 2005-12-31
ASPYRA INC
filed 2006-04-17
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 0-12551

ASPYRA, INC. formerly known as CREATIVE COMPUTER APPLICATIONS, INC.

(Name of Small Business Issuer in Its Charter)

California	95-3353465
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

26115-A Mureau Road
Calabasas, California	91302
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:	(818) 880-6700

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Issuer’s revenues for its most recent fiscal year ended December 31, 2005 were $ 7,205,757

As of March 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company was approximately $12,745,265

As of March 30, 2006, the Company had 8,489,400 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Fiscal 2005 Definitive Proxy Statement, which will be filed within 120 days of the end of the Company’s fiscal year, are hereby incorporated by reference into Items 10, 11, 12 of Part III of this report.

Transitional Small Business Disclosure Format (check one):

Yes ☐             No ☒

Aspyra, Inc.

TABLE OF CONTENTS

Part I

Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

Part II

Item 5	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Item 6	Management’s Discussions and Analysis or Plan of Operation
Item 7	Financial Statements
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A	Controls and Procedures
Item 8B	Other Information

Part III

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12	Certain Relationships and Related Transactions
Item 13	Exhibits
Item 14	Principal Accountant Fees and Services

Signatures

2

Special Note Regarding Forward-Looking Statements

The following Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.

Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “will” and words and terms of similar substance used in connection with any discussion of future events, operating or financial performance, financing sources, product development, capital requirements, market growth and the like, identify forward-looking statements. These forward-looking statements include, among others:

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

All forward-looking statements are present expectations of future events and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The risks related to ASPYRA’s business discussed under “Risk Factors” of this Annual Report on Form 10-KSB, among others, could cause actual results to differ materially from those described in the forward-looking statements.  Such risks include, among others: whether the merger with StorCOMM and the resultant combined company will realize the potential benefits of the merger; the competitive environment; unexpected technical and marketing difficulties inherent in major product development efforts such as those described about CyberLAB 7.0; the potential need for changes in our long-term strategy in response to future developments; future advances in clinical information technology and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the products offered by ASPYRA; and rapid technological change in the microelectronics and software industries.

The Company makes no representation as to whether any projected or estimated information or results contained in any forward-looking statements will be obtained or achieved. Shareholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. The Company is under no obligation, and it expressly disclaims any obligation, to update or alter any forward-looking statements after the date of this Annual Report on Form 10-KSB, whether as a result of new information, future events or otherwise.

PART I

Item 1. Description of Business.

Business Description

Aspyra, Inc. formerly known as Creative Computer Applications, Inc. (ASPYRA or the Company) is a healthcare information technology and service provider that specializes in Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) for healthcare providers. As a result of its merger with StorCOMM, Inc. a private company, on November 22, 2005, ASPYRA broadened it’s portfolio of products to include the Picture Archive Communication Systems (PACS) products that were developed and sold by StorCOMM. In connection with the merger the Company changed its name to Aspyra, Inc.

ASPYRA’s software and services for hospitals and clinic-based laboratories, pharmacies, orthopedic centers, and imaging departments are highly scalable and can be used by a broad variety of healthcare providers. Clinical information is data that is gathered concerning each individual patient’s health condition, diagnosis, and treatment that are used by doctors, nurses and other healthcare providers. Such data may include laboratory test results, transcribed reports of radiological or imaging procedures, digital diagnostic images, medication administration records, and other clinical and diagnostic data. ASPYRA’s products are deployed to provide automation of clinical information and digital diagnostic images that facilitates the operation of clinical departments and allows the rapid recording and processing of information that can be communicated, documented, and delivered to healthcare providers.

Currently, ASPYRA markets a CIS product line that includes a Laboratory Information System under the trade name CyberLAB®, a Radiology Information System under the trade name CyberRAD®, a Pharmacy Information System under the trade name CyberMED®, an Anatomic Pathology System under the trade name of CyberPATH®, a WebGateway™ portal for physician access to its CIS applications, and other related clinical application modules. ASPYRA also markets a DIS product line that includes a general purpose PACS system under the trade name AccessNET™, a RIS/PACS integrated system under the trade name AccessRAD™, an orthopedic specialty PACS system under the trade name AccessMED™, and other related diagnostic application modules.

ASPYRA’s corporate offices are located at 26115-A Mureau Road, Calabasas, California 91302. The Company’s telephone number is (818) 880-6700 and its website address is www.aspyra.com. The Company’s business consists of four operational areas:  (1) Clinical Information Systems products, (2) Diagnostic Information System products, (3) service of its customer’s installations, and (4) implementation services. Product lines consist of Laboratory Information Systems (LIS), Picture Archive Communication Systems (PACS), Pharmacy Information Systems (PhIS), Radiology Information Systems (RIS), Anatomic Pathology Systems, and Data Acquisition products. The Company sells its CIS and DIS systems directly through its own sales force in North America, through channel partners and distributor programs with other companies, and has reseller agreements in certain international markets.

History and Business Development

Since its inception as a California corporation in 1978 under its original corporate name of Creative Computer Applications, Inc., ASPYRA has been primarily engaged in the development, marketing, installation, and service of Clinical Information Systems that automate the collection and management of patient clinical data for healthcare providers.

The percentage of the Company’s net sales attributable to the sale, license, and implementation of Clinical and Diagnostic Information Systems, accounted for approximately 29% of total revenues in fiscal year ended December 31, 2005. Management believes that the percentage of the Company’s net sales attributable to its sales of Clinical Information Systems activities will increase in fiscal 2006. ASPYRA also expects that its service revenues, which accounted for approximately 71 % of total revenues in the current fiscal year, will continue to grow as additional new installations are added to the Company’s installed base. As of December 31, 2005, the Company supported approximately 400 active application installations that are used in over 600 customer sites.

By automating the collection and organization of patient clinical data, the Company’s Clinical and Diagnostic Information Systems reduce operating costs, assist in meeting compliance requirements, address patient care and safety issues, improve the turnaround time of patients diagnosis and treatment, and increase the efficiency of healthcare providers overall. In addition to such factors, ASPYRA has been able to document significant return on investment scenarios, which further confirm the efficacy of its systems. The healthcare industry continues to operate under increasing pressure from government regulatory agencies and third party payers of medical expense, as well as from increased competition in the healthcare industry, to control costs. Management believes that there will be continuing demands to contain healthcare costs for the foreseeable future. The growing need for improved healthcare technology is evidenced by approximately 90,000 patient deaths in 2005 due to improper medication resulting from incomplete or not easily accessible patient files, as well as a lack of standards for keeping medical records. The U.S. Department of Health and Human Service (HHS) National Coordinator for Health Information Technology has set aside $4.5 billion for the development of an electronic patient medical record (EMR) system accessible from any medical organization at any location.

As part of its business strategy, the Company has consistently pursued the development of enhancements and new modules to its existing products, as well as the development of entirely new products and services to expand the Company’s business. The Company has developed a clinician portal marketed as the ASPYRA WebGateway, which provides access to its CyberLAB and CyberRAD products so that physicians, nurses and other caregivers can easily utilize them from virtually anywhere in the world, and is continuing to build upon this technology platform in order to deploy other functionality. ASPYRA’s WebGateway provides access to CyberLAB for order placement, patient inquiry, and results, and is compliant with security and privacy issues pertaining to the Health Insurance Portability and Accountability Act (HIPAA). WebGateway also provides access to CyberRAD for orders, scheduling, exam inquiry, electronic signature, regulatory compliance, and other functions. ASPYRA’s AccessNET family of products is highly scalable and permits their deployment in small standalone operations or in large enterprise hospitals. Certain application modules can also be deployed in facilities that currently have PACS installations to provide enhanced capabilities for telemedicine using ASPYRA’s thin client technology.

The board of directors and management, while deliberating the factors leading to the merger, determined that the convergence of the Company’s clinical systems product technology with a business offering PACS, would present significant opportunities for growth given the changes that were occurring in the healthcare market place. The board of directors believed that the integration of clinical information systems that manage clinical operational activities in healthcare with diagnostic systems such as PACS systems, was becoming more important in the healthcare information systems market. The board of directors of the Company further believed that by combining the two companies into ASPYRA it would better serve the addressable market and result in greater long-term growth opportunities than either independent company had operating alone. The Company is still in the process of integrating the two companies. Once the merged Company is fully integrated we believe the combined Company will:

•                  offer integrated applications and services to a broader sector of the healthcare provider market;

•                  have a broader sales and channel coverage than either company independently;

•                  take advantage of financial synergies; and

•                  have the scale to better compete in the marketplace.

While the merger was being completed, the board of directors and management determined it was in the best interests of the companies to begin developing and executing an integration plan. In order to mitigate the delays in completing the merger and put the combined Company in the best position to immediately execute its integration plan and launch new products following the merger, management determined it was in the best interests of the Company to proceed with the development of its integration plan, which required significant investment in infrastructure and product development.  Much of the costs associated with this investment were expensed as incurred, which increased the operating expenses of the Company during fiscal year ended December 31, 2005. While some of these expenses were non-recurring, others including the addition of key personnel in product management, regulatory affairs, and product development, were important additions to management in order to assure the success of the Company’s integration strategy.

Business Development Strategy

Our strategy since completing the merger is to advance ASPYRA’s position to become a leading company in the global healthcare information technology marketplace, which is growing rapidly. We plan to accomplish this goal through increased market penetration, internal product development efforts, and selective product license or acquisitions of technologies and/or product lines.

We plan to increase market penetration through the expansion of our direct sales activities domestically as well as selectively seek new channel partners for some of our products in sectors that are underserved by us, such as orthopedics. We also plan to expand into other international markets through establishing new relationships with channel partners and resellers and through the introduction of other products from our product portfolio that are now not currently being offered. We also plan to increase cross selling into our respective installed base of customers.

We plan to create new integrated products from our product portfolio. Our first integrated product AccessRAD, which combines our RIS system and PACS system technologies, is substantially complete and is now being marketed. AccessRAD addresses a growing demand for integrating the clinical, work flow and diagnostic activities in acute care hospitals and clinics. In the same instance there is a growing demand to integrate PACS technology with anatomic pathology and laboratory systems that we can create from our product portfolio. We also plan to continue to further develop our clinical and diagnostic applications.

We plan on licensing or acquiring software applications that enhance our clinical and diagnostic products and resell them to our end users, which will provide additional capabilities such as multidimensional image visualization in PACS and robotics in the laboratory. At present ASPYRA’s systems contain a large set of the clinical data and diagnostic images that make up the electronic patient medical record (EMR). Accordingly we plan on evolving our product offerings into an EPR system by acquiring the missing components.

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

ASPYRA’s Clinical Information System applications are designed around a common open systems architecture that is based on either the UNIX or Microsoft® operating system platforms and employs thin-client technology at the point of user interface. ASPYRA’s use of this technology allows easy integration into existing networks, as well as seamless integration with other systems. ASPYRA’s suite of Clinical Information System applications allows for unprecedented scalability and flexibility ensuring that as the needs of a healthcare provider change, the systems can easily be adapted. The Company’s clinical applications are designed around flexible parameterized software, which enables the end user to tailor the software for its individual needs.

For clinical laboratories, the Company has integrated its software applications and data acquisition technology into Laboratory Information Systems, which are sold under its trade name CyberLAB. Extensive applications for a wide variety of laboratory testing, compliance, and quality control procedures, including hematology, immunology, chemistry, microbiology, drug testing, toxicology, urinalysis, and cytology testing, are available with the Company’s systems. Validation and reimbursement, multi-site reporting and management, database management, bedside specimen collections, point of care testing, auto-verification of results, decision support tools, remote communications and flexible user defined reporting capabilities are also included. Additional modules are also available for complete microbiology testing and CyberPATH, ASPYRA’s Anatomic Pathology system, can be fully integrated with CyberLAB. The Company’s Laboratory Information Systems are highly flexible and scalable and are used by laboratories of varying size and complexity. During fiscal 2005, ASPYRA expanded its point of care testing applications and introduced a new version of its CyberMATE® handheld mobile collection device as well as numerous other functional enhancements to its LIS product offering.

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

CyberRAD, the Company’s Radiology Information System, is also hybrid in its design, which allows for its deployment in inpatient, outpatient and multi-site settings. Applications include extensive scheduling, reporting, film tracking, transcription, billing, and clinical functionality. In addition, Document Imaging for storage and retrieval of important patient information, such as signed HIPAA Consent and Authorization Notices, Medical Necessity (Advanced Beneficiary Notice (ABN), and other patient information is included in CyberRAD. CyberRAD has also been designed with easy to deploy built-in communication interface capabilities for diagnostic modalities and Picture Archive Communication Systems.

The Company’s Clinical Information Systems support extensive communication capabilities to various healthcare information systems including Hospital Information Systems, nursing and practice management systems, Electronic Medical Record (EMR) Systems, for which the Company has developed over one hundred system-to-system communication interfaces. The Company’s Clinical Information Systems are employed in many settings that consist of multiple sites where testing or medical procedures are seamlessly integrated. In addition, different types of enterprises, such as hospital and affiliated outreach clinics, can use the Company’s systems to integrate their activities thus enabling the execution of their business strategies. The communication interfaces often support bi-directional data communications, whereby demographic and order requests are transmitted to the Clinical Information Systems and, in turn, billing information and results are re-transmitted to the host system. The Company’s Clinical Information Systems support their own order communications and test subsystems that have been employed in other accounts that have relied on the Clinical Information System’s communications capabilities. Management believes that communications to other systems allowing connectivity between its CIS applications and patient care, electronic medical record systems, and other administrative information systems, are very important functional requirements in the marketability of its products. The Company has focused considerable attention on the communication, networking, and connectivity capabilities of its products, and plans to further develop these capabilities as opportunities present themselves.

The Company has developed standard seamless integration and network connectivity for all its products through user selected network topologies, network protocols, and network operating systems. Although each application has been configured to operate as a stand-alone product, all can be operated as an integrated package, residing on a shared platform or network, thereby eliminating the need for multiple interfaces, duplicate information handling, and their associated costs. ASPYRA continues the development of enhancements to CyberLINK®, a software integration and communications module that integrates all of its own clinical applications and provides a single communications gateway to or from other vendors’ systems.

The Company has designed its products to incorporate open systems architecture and to conform to computer industry standards, which enable them to be more easily integrated with other vendors’ products. Healthcare industry standards, including Health Level Seven (HL7) and ASTM, and DICOM standards are employed throughout the Company’s software products and in its CyberLINK connectivity application.

The Company’s Clinical Information Systems operate under various versions of UNIX and Microsoft® operating systems. The Company began migrating some of its systems to a client-server architecture and CyberRAD, and CyberPATH operate in that environment. However, as a result of technological advancements the Company is evolving all of its clinical applications to the thin client architecture that CyberLAB 7.0 now operates under. Management believes that it is a superior architecture to client-server and has cost benefit attributes associated with it since it eliminates the need for more costly customer desktop PC’s and substantially reduces desk top administration.

Diagnostic Information Systems

ASPYRA’s AccessNET PACS and clinical image management systems achieve true enterprise-wide connectivity for all types of images and equipment, while providing leading edge product capabilities, support, and integration. ASPYRA’S customers include hospitals of all sizes with associated remote locations; independent and hospital-managed imaging centers; orthopedic facilities and specialists; teaching and children’s facilities; and radiology groups serving multiple locations. The scalability of the AccessNET PACS system has enabled it to be deployed into a diverse installed base.

PACS coordinate all aspects of digital imaging in hospitals and clinics. This includes capturing images from DICOM and non-DICOM compliant imaging modalities and video sources, storing this clinical information in a secure environment, and distributing and displaying both clinical images and corresponding diagnostic information throughout hospital and clinics. ASPYRA’S PACS can integrate with existing hospital systems to share information as necessary. For example, if a facility has a hospital information system that manages exam appointments, this system can integrate with ASPYRA’S PACS to share information about the scheduled exams. Typically, integration is accomplished using communications standards such as DICOM and HL7.

ASPYRA released version 6.0 of its AccessNET PACS software in February 2006. Among the enhancements for system administrators in version 6,0 is the Install Manager available in ASPYRA’S Management Station application. This new distribution / update mechanism allows users of the system to update their MedVIEW® viewing station software. MedVIEW® will automatically detect when a newer version is available on an AccessNET server and will upgrade itself in the background without any user intervention. The Install Manager also enables system administrators to track versions installed and distributed. The system administrator can require the automatic update / upgrade or leave the installation timing to the discretion of the system user. Enhancements to annotations, reports, DICOM Interchange CDs, and support for DICOM color images with segmented color tables are available in the new version along with new features for system administrators.

During fiscal year ended December 31, 2005, extensive development was undertaken to provide integration between CyberRAD and AccessNET, which led to the launch of a new integrated RIS/PACS product that is sold under the trade name AccessRAD. Specifically developed to enhance workflow and provide instant availability to clinical information, AccessRAD is designed to meet the needs of acute-care hospitals, enterprise-wide delivery networks, and large imaging enterprises. Furthering increasing efficiency, AccessRAD’s multisite module enables organizations to manage the workflow and reporting needs at multiple facilities with a single solution. AccessRAD provides radiologists with a central command center to manage RIS and PACS functions. All the tools for reading images, dictating, accessing images and reports, as well as electronically signing reports, are available on the AccessRAD desktop. AccessRAD also helps organizations enhance patient safety by reducing the errors that result form redundant date entry, and the solution improves care delivery by providing clinicians with real-time information.

ASPYRA’s AccessMED is a version of AccessNET that was designed for the specialty PACS environment, such as orthopedics and cardiology. It mirrors the workflow of medical specialists to improve efficiency and care delivery. Work lists of patients and exams can be viewed in multiple ways based on the needs of clinicians or administrative users. In addition, clinicians can bookmark interesting and special cases for quick and easy follow up, or for collaboration with other specialists. AccessMED provides an unlimited configuration of viewing options for images, work lists, reports, prior studies and other clinical information. Content-sensitive help screens and tutorials can be viewed on screen, providing users with a virtual expert at their fingertips while they complete their tasks. Advanced workflow tools, such as embedded dictation and report generation, combine diagnostic and reporting capabilities into a single solution.

Specialized modules within AccessMED offer enhanced image viewing options. AccessMED’s OrthoView™ module includes templates from virtually every major prosthetics manufacturer to provide clinicians with digital surgical planning capabilities. In addition, AccessMED’s Image STITCH module provides the tools needed to combine multiple images into a single image for review, which is especially valuable for long bone and spinal images.

Data Acquisition Products

The Company’s data acquisition products, which consist of clinical instrument data interfaces, increase the efficiency and accuracy of on-line data acquisition in biomedical laboratories by automating the collection and organization of test data. Many of the Company’s data acquisition products use a microcomputer performing a specific discrete task. All of the Company’s data acquisition products are “plug-in” compatible with each other, enabling an end user to easily expand its system. The Company’s data acquisition products conserve central computer resources, lower hardware costs, and significantly reduce costs of installation and system expansion, meeting the cost-containment needs of healthcare organizations. However, as a result of technological changes and the improved communication capabilities of current generation clinical instruments, the Company is developing its new clinical instrument interfaces via software applications in a direct communications format and is de-emphasizing its data acquisition product platform.

Service

The Company provides comprehensive services to its installed base of system customers through its own service organization, and provides extensive training and implementation of its systems to its customers. The Company offers software support services, through a twenty-four hour “hotline,” and hardware repair under extended service contracts. In most instances, the Company relies on third parties to service the hardware components that it sells but may assume responsibility for first call support. The Company services its own data acquisition products and related software, used as part of its CIS product offerings, under service contracts offered to end users. The Company’s long-term inventory requirements for its service and repair business have historically been significant because it must retain a loaner pool of components used to service its customer base. However, in recent years, the Company has de-emphasized providing hardware in connection with the sale of its CIS products and currently only provides the servers and a few specialty components for which it relies on the manufacturer to service. In many instances ASPYRA’s products include the hardware components that comprise a PACS system and in such cases the Company includes a direct multi-year manufacturers warranty and service with such hardware components.

The Company’s service revenues for fiscal year ended December 31, 2005 increased by approximately 17% from the fiscal year ended August 31, 2004, and they are expected to continue to grow as the installed base of system customers grows. The majority of the Company’s customers are under service contracts. The Company believes that the ability to offer comprehensive services to its customers is a very important facet of its business and solidifies a long-term relationship with its customer accounts. The recurring revenue stream associated with this activity is a significant part of the Company’s business. The ability to offer long-term service often leads to add-on sales opportunities for peripheral components, data acquisition products, and upgrades to newer computers and software applications. In addition, the quality of service is an important aspect of the end users buying decision when making a system selection; therefore the Company is constantly fine-tuning the services it provides and its service organization as part of its marketing strategy.

The Company has deployed technology to automate a company-wide helpdesk system in order to more effectively service its customers and employs a “virtual company” concept by linking outside personnel via the Internet directly into its own internal network. This permits ASPYRA employees who are engaged in technical and service related activities to telecommute through this venue. During fiscal year ended December 31, 2005, the Company converted its aged helpdesk system to a new customer relationship management system (CRM) and integrated it with its current general accounting system. At present the Company is upgrading its company-wide network infrastructure and is integrating all of its business processes into the CRM and accounting systems.

The Company believes that the service of its customers is of utmost importance to its long-term success and business strategy. Accordingly, a great deal of emphasis is placed on continuing to upgrade the service organization and on expanding the services that the Company offers towards a goal of establishing a higher degree of customer satisfaction. As part of this effort, the Company routinely surveys its customers in an effort to obtain a “report card” on how the service organization performs. As part the Company’s commitment to customer satisfaction, ASPYRA routinely conducts surveys of varying subjects. This proactive approach allows the Company to further understand the relationship with the customer. Surveys are based on varying subjects, including sales, implementation or support processes, and corporate communication or product development.

The Company has appointed an employee to the position of Customer Advocate, who in addition to its other support personnel proactively contacts customers routinely to gauge their satisfaction related to the Company’s products and services. With this mechanism the Company adjusts its service organization to better address its customers’ requirements. The Company anticipates adding additional support and implementation personnel during fiscal 2006.

Significant Contracts and Programs

The Company has pursued a strategy of seeking out new market opportunities to expand the distribution of its products in two specific ways, first through joint ventures with other vendors of compatible products and services that are synergistic with ASPYRA’s products, and secondly by entering new markets.

ASPYRA is also seeking to expand its presence in international markets. With its recently completed merger, the Company now has consolidated its international activities in its United Kingdom offices. Currently most of the Company’s installations are in the United States; however, the Company also has systems placed in the United Kingdom, South Africa, Russia, Canada, the Caribbean, Malaysia, Thailand, and Singapore.

As part of its overall marketing strategy, the Company is also pursuing strategic relationships with organizations that operate multiple entity enterprises where the Company may have the opportunity to offer its array of products and services to the group.

During the fiscal year ended December 31, 2005, there were no customers, contracts or programs that generated over 10% of the Company’s net sales.

Product Development

The market for the Company’s products is characterized by rapid and significant technological change.  The Company’s ability to compete in the market, and to operate successfully, depends in part on its ability to react to such change.  During the Company’s year ended December 31, 2005, and the year ended August, 31, 2004, amounts (exclusive of capitalized software) equal to approximately 18%, and 13%, respectively, of the Company’s net sales were expended for research and development.  The Company continues to expend a significant amount of resources for the development of new products, and for the development of additional enhancements to existing products and intends to continue to expend such resources in the future.

The Company’s development plans are focused on evolving its clinical and diagnostic application products to a common user interface based on industry standard thin client technology.  By utilizing this common user interface architecture it allows for easier deployment in a traditional enterprise environment as well as projecting the applications natively over the Internet.  Management believes that the total cost of ownership (TCO) inherent in thin client architecture is very attractive to both current and future users.  As the product suite continues to migrate to a common look and feel, ASPYRA is also building standard open systems connectivity to ODBC compliant relational database technology. This architectural approach allows the product suite to take advantage of all current and any potential future relational database technologies. Management’s goal is to drive the product suite to a total open systems environment, therefore allowing ASPYRA to take advantage of new technologies as they appear.

In addition to the preceding, ASPYRA has planned product development projects over the next three years that include additional enhancements to all of its products and additional new modules will be developed for CyberMATE, including adding wireless capabilities.   The Company also continues to develop enhancements to its WebGateway that will provide for greater functionality, and expanded use of its CIS products for physician users.

Research and development expenditures, net of capitalized software, amounted to approximately $1,301,000 in fiscal year ended December 31, 2005, and $1,014,000 in fiscal year ended August 31, 2004.  Such expenditures were attributable to systems development, including the development of new Laboratory, Radiology, and Pharmacy Information Systems applications, and enhancements to those products. The Company’s Clinical Information Systems are programmed using an OBJECT COBOL language that provides a standard code structure for the business logic while the graphical presentation is written in JAVA® and HTML.  By employing run-time modules for UNIX and Windows, the Company has been able to port to a variety of hardware platforms with ease.   The Company’s Diagnostic Information Systems are built upon the Microsoft® .net platform and are programmed using C# and C++. The Company currently supports its software applications on Intel® based Hewlett Packard®/Compaq® servers, Dell servers and IBM® RISC 6000 servers, the most popular computer providers in healthcare.  This capability has allowed the Company to become “platform independent” in vending its software products where some customers may be predisposed to certain hardware brands.  The Company also takes advantage of using off the shelf software such as Microsoft® Word for transcription and document production and delivery.  All of the Company’s products are open database compliant (ODBC), and the data structures support the use of standard query language (SQL) report generators that allows a wide range of reporting capabilities.

Distribution and Marketing

ASPYRA sells its CIS and DIS systems directly through its own sales force in North America, through channel partners and distributor programs with other companies, and has reseller agreements in certain international markets. It also sells directly in the United Kingdom through its offices located in West Surrey, England. At present, the Company’s domestic direct field sales force consists of nine salespersons that are managed by two vice presidents of sales.

Towards the end of fiscal year ended December 31, 2005, with the conclusion of the merger, the Company launched a new corporate identity campaign in order to introduce the merged Company under the new name ASPYRA to the market place. During fiscal year ended December 31, 2005, the Company’s marketing department in concert with the services of outside marketing consultants undertook the creation of a new corporate identity strategy including a new name, tagline, logo and branding.

In addition, the Company commenced new promotional activities and is compiling a significant database of accounts throughout the healthcare marketplace that is helping to position the Company’s sales activities. In addition to direct marketing, the Company promotes its products by attending national industry trade meetings, through media advertising, publishing articles in industry publications telemarketing campaigns, and through its website. Because of the opportunity to meet larger audiences at national industry meetings, the Company intends to upgrade its participation at such meetings for fiscal 2006 with new larger exhibits and other promotional programs. The Company has also formed joint marketing arrangements with other companies that have compatible products and services, which has increased sales penetration in the marketplace.

The Company has established and supports an annual user symposium in order to encourage users of its Clinical Information Systems to participate in helping the Company to better serve its customers. The focus of the symposium is to encourage open group communications with the Company about a range of subjects, including service and support and new product enhancements. Since the Company has experienced success in vending multiple products to its customers, the national symposium proves to be a good forum to discuss general topics, such as the Company’s strategy and product direction, and provides an opportunity to focus on specific application issues in breakout sessions, special interest groups (SIGs) and roundtable discussions. The Company also schedules advanced training courses as part of the symposium agenda that have had considerable attendance by its customers.

The Company also publishes newsletters and articles, which are intended to expand communications with existing and potential customers. During fiscal 2006, the Company expects to substantially increase expenditures associated with its marketing plan which include new web site enhancements, collateral materials, including new product marketing literature, and intends to expand its trade show attendance.

Competition

The Company has several significant competitors including GE Medical Systems, Merge Healthcare, Amicas, Misys, Phillips, and others, in the Clinical Information Systems business, many of which are much larger companies that may offer a wider array of products and services in addition to competitive clinical applications. These competitors have significantly greater resources than we have, including greater name recognition, larger sales operations, greater ability to finance research and development and proceedings for regulatory approval, and more developed regulatory compliance and quality control systems. Management believes, however, that few competing CIS products offer the Company’s hybrid multisite capabilities, variety of data interfaces, add-on capability, and flexibility that allows the systems to be user definable, so that they can be employed in different types of settings. The multisite and multi-disciplinary or hybrid nature of the Company’s products are a strong selling point. The Company has also received very good references about its service organization and the ability to respond to customers needs on a timely and cost effective basis.

The principal competitive factors in the Company’s business are technological competence, diversity of product line, price and performance characteristics, product quality, capability and reliability, marketing and distribution networks, service and support, ability to attract and retain trained technical employees and business reputation. The Company believes that it has competitive advantages in many of these areas. ASPYRA has also positioned itself to focus on large multi-specialty clinics and community based and rural hospitals. Such entities typically have diverse outpatient populations and operate in a number of locations that require special features designed in the Company’s products that assist them in maximizing their operating potential.

Manufacturing and Suppliers

The Company has utilized computers manufactured by several suppliers for its Clinical Information Systems in the past, and primarily uses computers manufactured by Hewlett Packard/Compaq®, Dell, and IBM®. Management believes that other computers, which can be used in the Company’s systems, are readily available from several suppliers. As part of a strategy to limit the amount of hardware that the Company vends, it has migrated to a “just in time” inventory program whereby it has relied on purchasing inventory when it has received an order from a customer rather than stocking inventory on a routine basis. The Company still maintains an inventory supply of certain items including spare parts and components for both its CIS product line and for its data acquisition product line. In addition, the Company maintains a long-term inventory pool of components and parts to service customer’s hardware pursuant to its long term extended service agreements. The Company’s data acquisition products are assembled by its employees and subcontractors from prefabricated subassemblies, which are built by independent electronics assembly companies. Management believes there are many competent subassembly companies within the immediate vicinity of the Company’s business location. The Company obtains the components of its data acquisition products from a variety of suppliers and is not dependent on any one supplier for such components.

ASPYRA’s DIS systems are frequently integrated with a variety of third party specialized hardware and software components, which are readily available from a variety of manufacturers and distributors. To integrate the majority of our system configurations the hardware is shipped to our location in Jacksonville Florida where it is configured with third party software and then installed with the software manufactured by ASPYRA. Any other ancillary components that do not require additional application software will be shipped direct to an installation. When the DIS system has received all of the required software components, it is then shipped to the customer’s site where it is installed, integrated and tested at the customer site.

ASPYRA’s vendor relationships are intended to provide affordable hardware, software, and integration solutions that have been successfully tested with the AccessNET system. ASPYRA’s vendors include:

•                  Ciprico. Ciprico provides NAS storage with high redundancy, high speed, and high volume capabilities. Ciprico has been a provider for the entertainment industry and is moving into the healthcare arena. They specialize in handling large volumes of image data.

•                  InSite One. ASPYRA and InSite One, Inc. have formed an alliance to provide ASPYRA’s software to InSite One customers and InSite One’s remote and on-site archive capabilities to ASPYRA customers. This partnership offers facilities another method of compliance with HIPAA’s regulations for the protection of patient information. It also provides a high level of redundancy and disaster recovery capabilities at an affordable price.

•                  Meridian Technique. ASPYRA has formed a partner relationship with Meridian Technique to provide customers with their OrthoView® product for orthopedic templating. Meridian’s OrthoView provides access to templates from prosthetic manufacturer.

•                  Microsoft®. ASPYRA has recently attained the Gold Certified level of the Microsoft® Partner Program. As a Microsoft® Certified Partner, the Company reached the highest level within the program by earning the ISV/Software Solutions Competency for its AccessNET PACS, and the Networking Infrastructure Solutions Competency.

•                  NAI Tech Products. NAI Tech Products provides DICOM connectivity solutions for non-DICOM compliant imaging modalities.

•                  Voxar®. Post processing options provide additional methods to review patient information and make a diagnosis. MedVIEW® 5.0 integrates with Voxar’s 3D Plug n’ View to provide image post-processing options including 3D imaging, Multi-planar reconstruction and Maximum intensity projection.

Warranties and Product Liability

The Company warrants that its products conform to their respective functional specifications for periods that vary according to product category. The Company warrants its application software incorporated in its CIS products for 90 days post live operation, and warrants its DIS application software for periods up to one year post installation. The warranty periods may differ depending on the program that the products are sold under. However, customers may elect to enter into extended service agreements with the Company that further extends such warranties. The computers and other hardware components that the Company currently sells as part of its CIS and DIS products are subject to the warranties of their manufacturers. The manufacturers generally warrant their products against faulty material and workmanship for one to three years. The Company passes through the manufacturers warranties to the end users and in most cases contracts with the manufacturers who are to provide onsite warranty services through the manufacturer’s service network. The Company’s data acquisition products and components are warranted against faulty materials and workmanship for 90 days.

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

Copyrights, Patents and Trade Secrets

The Company holds patents protecting some of its proprietary technology, which it has either filed directly or received through assignment. The Company has copyrighted the designs of its proprietary components and application software. Patent or copyright protection may not be available for many of the Company’s products. A significant portion of the Company’s proprietary technology is in the form of software. The Company has relied primarily on copyright and trade secret protection of its software. Management believes that its business is more dependent upon marketing, service, and knowledge than on patent or copyright protection. The Company has registered trademarks for CyberLAB CyberMED, CyberRAD, CyberPATH, CyberTERM, CyberLINK and CyberMATE, and has applied to register its trademarks on its other trade and company names. The Company has retained special intellectual property counsel to advise management on the appropriate course to follow with respect to these issues and has continued to pursue measures to protect its intellectual property.

Governmental Regulation

ASPYRA’s products are subject to stringent government regulation in the United States and other countries. These laws and regulations govern product testing, manufacture, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion. The Company is also required to register as a medical device manufacturer with the Federal Drug Administration (FDA) and comply with FDA regulations. The regulatory process can be lengthy, expensive and uncertain, and securing clearances or approvals often requires the submission of extensive testing and other supporting information. If we do not comply with regulatory requirements, we may be subject to fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution.

The Federal Food, Drug and Cosmetic Act, more commonly known for its regulation of drugs in interstate commerce, was amended by the “Medical Device Amendments of 1976” (the “Amendments”) to cover devices used in medical practice.  These include instruments and reagents used in biomedical laboratory testing.  In 1987, the Federal Drug Administration (FDA) first classified a number of clinical software products as medical devices, but exempted most of them from routine regulations.  Subsequently, the FDA amended the policy.

The Company is informed that the FDA requires most Class I and Class II medical devices, which include the Company’s Clinical Information System and Picture Archive Communications System products, to comply with its Quality System Regulation (QSR).  Additionally, the FDA requires all medical devices utilizing software to meet the design control requirements of the QSR.  The Company is in the process of implementing an updated quality policy and a modification of its internal policies to comply with this directive.  Management believes that the QSR procedures have an impact on its business to the extent that there are lengthened development cycles of new software and additional costs are incurred.  However, all of its competitors are faced with the same requirements. The Company’s Quality System will, however, allow for a higher level of customer satisfaction, as the internal processes and software must go through more rigorous audits and testing.

The FDA from time to time reevaluates its rules and classifications relevant to computer products used in connection with medical devices and software used in clinical applications.  No assurance can be given that the Company’s current or new products developed will not be subject to the provisions of the Amendments and implementing rules.  The Company has retained special counsel to advise it in such matters.  The likelihood of such changes and their effect on the business of the Company cannot be ascertained.  If the FDA were to determine that additional provisions should apply to all or some of the Company’s products, it is uncertain whether compliance with such interpretation would have a material adverse effect on the Company or its products or operations.

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

Backlog

The Company’s backlog at December 31, 2005 was approximately $1,200,000 for software, hardware and interface products, and approximately $1,600,000 for deferred services, compared to approximately $200,000 for software, hardware and interface products, and $1,200,000 for deferred services, at August 31, 2004. The Company also has annually renewable extended service agreements under contracts aggregating in excess of $6,500,000.

Employees

At March 30, 2006, the Company had 105 full time employees of whom 27 are involved in product development, 20 in sales and marketing, 1 in production, 45 in technical services, training, and support, and 12 in administration. There were no part time employees as of that date. The Company is not subject to any collective bargaining agreements and considers its employee relations to be good.

Item 2. Description of Property.

ASPYRA’s headquarters are located in a leased facility in Calabasas, California. The facility was constructed in 1991 and comprises approximately 16,850 square feet with an effective base rental of approximately $23,865 per month, plus common area maintenance costs and property taxes. The facility is leased under an extension of the original lease has a five year term that ends in October 2007and is subject to cost of living adjustments in each year. All other provisions of the original lease substantially remained the same.

The Calabasas facility is used as general offices and operations headquarters that includes warehousing, service and support, training, development, and assembly. The Company considers the facility to be adequate for its intended purposes. The Company carries adequate general liability insurance, as required by the respective leases, to cover any risks concerning the facility.

ASPYRA also operates out of a leased facility in Jacksonville, Florida. The facility in Jacksonville was constructed in 1991 and comprises approximately 8,422 square feet with an effective base rental of approximately $13,089 per month, plus common area maintenance costs and property taxes. The Jacksonville location has extended its lease to October 2006. Management is currently evaluating locations in the immediate area for relocation.

The Jacksonville facilities are used as general offices and for operations that includes warehousing, service and support, training, development, and assembly. The Company carries adequate general liability insurance, as required by the respective leases, to cover any risks concerning the facilities.

ASPYRA’s United Kingdom subsidiary Aspyra Technologies, Ltd. is located in East Grinstead, West Sussex, United Kingdom. In June 2005, a new lease was entered into for 3 years with the option to terminate after two years. The combined space in the United Kingdom office is 640 square feet with a monthly rent of $3,166. The facilities are used for general offices.

Item 3. Legal Proceedings.

There are no material active, pending, or threatened legal proceedings to which the Company is a party.

From time to time we may be involved in other litigation relating to claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. We may also be subject to claims arising out of our operations in the normal course of business. As of the date of this Form 10-KSB, we are not a party to any such other litigation that would have a material adverse effect on us or our business.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)           The Company held an Annual Meeting of Shareholders on November 21, 2005.

(b)           The following Directors, the first four of whom were incumbents, were elected to the six member Board at the November 21, 2005 meeting:

	FOR	Withheld
Steven M. Besbeck	3,337,785	20,826
Norman R. Cohen	3,338,751	19,860
Robert S. Fogerson, Jr.	3,340,251	18,360
Lawrence S. Schmid	3,337,935	20,676
Bradford G. Peters	3,340,451	18,160
C. Ian Sym-Smith	3,340,251	18,360

(c)           Other matters voted upon at the meeting of shareholders:

The proposal to approve the Agreement and Plan of Reorganization dated as of August 16, 2005 by and among StorCOMM, Inc. (“StorCOMM”), Creative Computer Applications, Inc. (“CCA”) and Xymed.com, Inc., a Delaware corporation and wholly owned subsidiary of CCA, and the issuance and reservation for issuance of shares of CCA common stock to StorCOMM shareholders pursuant to the merger agreement was voted upon the vote was as follows:

For	Against	Abstain	Withheld

2,127,184	6,400	13,600	1,211,427

The proposal to approve the issuance and reservation for issuance of up to 1,500,000 shares of CCA common stock and warrants to purchase up to 300,000 shares of CCA common stock in a private placement pursuant to the Common Stock and Warrant Purchase Agreement, dated August 18, 2005, was voted upon and the vote was as follows:

For	Against	Abstain	Withheld

2,018,701	111,943	16,540	1,211,427

The proposal to approve the amendment to the Articles of Incorporation to change the name of the Company from Creative Computer Applications, Inc. to Aspyra, Inc. was voted upon and the vote was as follows:

For	Against	Abstain

3,331,384	13,050	14,177

The proposal to approve the 2005 Equity Incentive Plan was voted upon and the vote was as follows:

For	Against	Abstain	Withheld

1,997,023	126,841	23,320	1,211,427

The proposal ratify the appointment of BDO Seidman, LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2005 was voted upon and the vote was as follows:

For	Against	Abstain

3,234,815	4,500	119,296

The proposal to adjourn the annual meeting, if necessary, if a quorum is present, to solicit additional proxies if there are not sufficient votes in favor of the proposals voted upon and the vote was as follows:

For	Against	Abstain

3,235,520	110,257	12,834

(d)           Not applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common shares began trading publicly on the American Stock Exchange under the symbol CAP in August 1994. Subsequent to the merger with StorCOMM, Inc. on November 22, 2005 and pursuant to the Company’s name change to Aspyra, Inc., our common shares began trading on the American Stock Exchange under the symbol “APY”. The table below reflects trading under the prior and current symbols.

The following table sets forth for the periods indicated, the range of the high and low sale prices for the common shares as reported by the American Stock Exchange. The prices do not include retail markups, markdowns, or commissions.

	High	Low
Fiscal 2004 ending August 31,
First Quarter	$2.23	$1.70
Second Quarter	1.96	1.35
Third Quarter	1.85	1.25
Fourth Quarter	1.50	1.06

Interim Period ended December 31, 2004	3.75	1.06

Fiscal 2005 ending December 31,
First Quarter	3.98	1.85
Second Quarter	2.35	1.69
Third Quarter	2.90	1.68
Fourth Quarter	3.00	2.10

The number of shareholders of record of Common Shares of the Company as of March 30, 2006 was approximately 550. The Company also has approximately 1000 beneficial holders of record whose shares are held in street name as of March 30, 2006.

Holders of Common Shares are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company has never paid a cash dividend on its Common Shares and the Board of Directors currently intends to retain any earnings for use in the Company’s business. From time to time the Company has issued restricted common shares to its employees in lieu of compensation for vacation pay. However, there were no issuances of unregistered Common Shares during the year ended December 31, 2005 or the year ended August 31, 2004 except for those shares issued in connection with a private placement transaction whereby the Company issued 1,500,000 Common Shares and warrants to purchase 300,000 Common Shares pursuant to a Common Stock and Warrant Purchase Agreement, dated August 18, 2005. The closing of the transaction occurred on November 22, 2005. The Company issued these securities in a transaction exempt from registration under Section 4(2) of the Securities Act. During the year ended December 31, 2005, there were no repurchases of Common Shares.

Item 6. Management’s Discussions and Analysis or Plan of Operation.

Overview

ASPYRA operates in one business segment and generates revenues primarily from the sale of its Clinical and Diagnostic Information Systems, which includes the license of proprietary application software, and may include the sale of servers upon which the application software operates. In connection with its sales of CIS and DIS products, the Company provides implementation services for the installation, integration, and training of end users’ personnel. The Company generates sales of ancillary software and hardware, including its data acquisition products, to its customers and to third parties. The Company also generates recurring revenues from the provision of comprehensive post implementation services to its customers, pursuant to extended service agreements. This is an important aspect of its business as the Company’s CIS and DIS products are “mission critical” systems that are used by healthcare providers in most cases 24 hours per day and 7 days per week. The ability to provide comprehensive services is crucial to selling new customers and maintaining existing customers.

Because of the nature of its business, ASPYRA makes significant investments in research and development for new products and enhancements to existing products. Historically, ASPYRA has funded its research and development programs through cash flow primarily generated from operations. Management anticipates that future expenditures in research and development will either continue at current levels or may increase for the foreseeable future, and will be funded primarily out of the Company’s cash flow.

ASPYRA’s results of operation for the fiscal year ended December 31, 2005 were marked by a decrease in sales and an operating loss that are more fully discussed in the following section “Results of Operation.”  Since the beginning of fiscal year ended December 31, 2005, management had been involved in activities related to the merger with StorCOMM. The Company originally anticipated that the merger would be completed in the summer of 2005. However, due to a number of factors the merger completion date was delayed and was concluded on November 22, 2005. In order to mitigate the delays in completing the merger and put the combined Company in the best position to immediately execute its integration plan and launch new products following the merger, management determined it was in the best interests of the Company to proceed with the development of its integration plan with StorCOMM prior to the completion of the merger. This required significant investment in infrastructure and product development. This investment was financed through the utilization of working capital and short-term borrowings. The costs associated with this investment have been expensed as incurred, which increased the operating expenses of the Company during the fiscal year ended December 31, 2005. While some of these expenses are non-recurring, others including the addition of key personnel in product management, regulatory affairs, and product development, were important additions to management in order to assure the success of the Company’s integration strategy. However, management also anticipated it would be able to eliminate redundant personnel and achieve operational synergies that would realize reductions in operating expenses once the merger was consummated.

ASPYRA concluded the merger with StorCOMM on November 22, 2005 and has accounted for the transaction as a purchase. Accordingly only the operations of StorCOMM for the period beginning November 23, 2005 through December 31, 2005 have been consolidated in the audited financial statements for the fiscal year ended December 31, 2005. In addition, ASPYRA elected to change its fiscal year end from August 31 to December 31 in January 2005 and filed a transitional report on Form 10-QSB for the four months ended December 31, 2004. This managements discussion and analysis compares the results of operation for the fiscal year ended December 31, 2005 with the fiscal year ended August 31, 2004 which was the last audited fiscal year presented prior to the change in fiscal year. This management’s discussion and analysis also compares the results of operation for the four months ended December 31, 2004 with the comparable four-month period ended December 31, 2003.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended August 31, 2004

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended August 31, 2004
Revenues:
System sales	29.3%	43.1%
Service revenues	70.7	56.9

Total revenues	100.0	100.0

Cost of products and services sold:
System sales	25.2	25.0
Service revenues	26.1	20.8

Total cost of products and services	51.3	45.8

Gross profit	48.7	54.2

Operating expenses:
Selling, general and administrative	54.0	37.3
Research and development	18.0	13.2

Total operating expenses	72.0	50.5

Operating income	(23.3)	3.7

Income before provision for income taxes	(23.5)	3.7

Provision for income taxes	(11.2)	1.6

Net income	(34.7)	2.1

Revenues

Sales for the fiscal year ending December 31, 2005 were $7,205,757, as compared to $7,655,972 for the fiscal year ending August 31, 2004, an overall decrease of approximately $450,215 or 5.9%. When analyzed by revenue category, sales of Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) decreased by $1,182,926 or 35.9%, which were partially offset by an increase in services of $732,711 or 16.8%. There were two primary factors that caused the decrease in sales of CIS and DIS products during the current period. First, during the second and third quarters of 2005, the Company experienced an unexpected significant turnover in its CIS sales force, including the loss of its Vice President of Sales, which affected its ability to close near term sales opportunities. The Company has since hired a new Vice President of Sales and four regional sales managers. In addition, the Company has invested additional funds into marketing activities to rebuild its CIS sales pipeline, which was beginning to show improvement by fiscal year end. Second, the DIS products have been sold through distributors and channel partners since the inception of StorCOMM’s business and accounted for approximately 90% of the sales in fiscal year ended December 31, 2005. Shortly after the merger with StorCOMM was consummated, its primary distributor announced that it had changed ownership and subsequently went through a management and operational restructure, which temporarily caused a cessation in new order flow. The distributor has since resumed representation and new order flow began to increase back to previous levels. However, as part of its future growth strategy management intends to increase emphasis on direct sales activities of its DIS products while it continues to utilize distributors and channel partners for some products and market sectors.

The increase in service revenues is attributable to a greater number of customer accounts under contract. As part of the assets acquired in the merger, ASPYRA gained the service relationship with StorCOMM’s customers and intends to integrate all of its service policies, procedures and operational activities including the utilization of ASPYRA’s customer relationship management system throughout the Company. At present, the Company has approximately $6.5 million in annual renewable service agreements under contract and also has some customers, which it supports under billable arrangements. Service revenues are expected to continue to increase as the Company’s installed base of CIS and DIS installations increases.

The Company continues to expand its sales and marketing activities, directing its focus towards larger customers and multi-product sales as well as selling new products into its installed customer base. The Company continues to seek strategic joint marketing partnerships with other companies, and channel partners, which has improved the Company’s market penetration and has initiated more marketing activities internationally. ASPYRA’s “pipeline” of working CIS and DIS transactions continues to improve, and management views the near term outlook for the continued sale of such products as cautiously optimistic during the first half of the 2006 fiscal year. The Company’s future operating results will continue to be subject to annual and quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual period. In addition, the Company’s revenues associated with CIS and DIS transactions may be delayed due to customer related issues such as availability of funding, staff availability, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of ASPYRA.

Cost of Products and Services Sold

Cost of products and services sold overall increased by $189,049 or 5.4% for the fiscal year ended December 31, 2005 as compared to the fiscal year ended August 31, 2004. The overall increase in cost of sales was primarily attributable to an increase in labor costs of $258,753 or 14.6% and an increase in other costs of sales of $28,276 or 2.3% which was partially offset by a decrease in material costs of $97,980 or 19.7%. The increase in labor costs and other costs was primarily attributable to additional personnel hired during the fiscal year and the absorption of the former StorCOMM operations department into ASPYRA post merger. The decrease in material costs was attributable to a lesser amount of hardware that was provided in connection with sales of CIS products. Many new customers prefer providing their own hardware and as a result a higher percentage of ASPYRA’s CIS sales do not include hardware. On a going forward basis sales of DIS products are expected to include a higher percentage of hardware components as the average sale of a typical PACS system includes specialized viewers, storage devices and other hardware components that are specifically configured for the system and required for optimum operation.

Cost of sales as a percentage of sales decreased to 49% for the fiscal year ended December 31, 2005, as compared to 54% for the fiscal year ended August 31, 2004. The overall percentage decrease in cost of sales, as a percentage of sales, was primarily attributable to the absorption of the former StorCOMM operations departments into ASPYRA and the volume and mix of sales. Management believes the gross profit margin could improve in fiscal 2006 for the full year of operations; however, the Company could experience quarterly variations in gross margin as a result of the factors discussed above. Management also anticipates it will be able to eliminate redundant personnel and achieve operational synergies that will realize reductions in operating expenses now that the merger has been consummated. A program was begun in the first fiscal quarter of 2006 to achieve those objectives.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased in aggregate by $1,037,797 or 36.3% for the fiscal year ended December 31, 2005 as compared to the fiscal year ended August 31, 2004. Of the total increase, approximately $730,000 is attributable to expenses incurred by ASPYRA and the balance of approximately $307,000 is attributable to the expenses of StorCOMM absorbed post merger and primarily is attributable to legal, accounting, and traveling expenses. The $730,000 increase incurred by ASPYRA consisted of approximately $267,000 of increases in general and administrative expenses and approximately $463,000 in increases in selling and marketing expenses. The increases in general and administrative expenses were primarily attributable to additional expenditures for salaries and benefits of about $140,000, legal and auditing of about $20,000, insurance expense $25,000, bad debt expense $40,000, and filing fees of about $17,000. A significant portion of these increased expenditures was related to additional personnel and activities associated with the merger integration. The increases in selling and marketing expenses of approximately $463,000 were primarily attributable to additional expenditures for salaries and benefits of about $135,000, consultants of $98,000, trade show and advertising of $85,000, travel expenses of about $73,000 and personnel expense of $71,000. Such expenses related to the recruitment of a new Vice President of Sales and four new sales persons, and consultants retained to help design and implement a new corporate identity and marketing campaign. In addition, the increased trade show and traveling expenses were primarily attributable to the launch of the merged Company and new products at a large industry trade show. A significant portion of the increased expenses was merger related and nonrecurring.

The Company plans to continue to make investments in sales and marketing programs in fiscal 2006 associated with increased activities related to the launch of AccessRAD the Company’s new RIS/PACS integrated product and attendance at a greater number of trade shows. During fiscal 2006, the Company will implement its new customer relationship management system throughout the former StorCOMM operation and expects to incur expenses associated with that implementation; a portion of such costs will be expensed.

Research and Development Expenses

Research and development expenses increased $286,455 or 28.2% during the fiscal year ended December 31, 2005, as compared to the fiscal year ended August 31, 2004. Of this amount approximately

$162,000 is attributable to increased expenses incurred by ASPYRA, and the balance represents the expenses absorbed related to StorCOMM post merger. The increase of $162,000 attributable to ASPYRA is associated with increases in salaries, other personnel related expenses, and the addition of new personnel in product engineering during the period. Such increased expenses were attributable to the development of AccessRAD, enhancements and new modules for the Company’s CIS products, and new applications under development. For its year ended December 31, 2005 and year ended August 31, 2004, the Company capitalized software costs of $687,738 and $564,803, respectively, which are generally amortized over the estimated useful life not to exceed five years. Management anticipates its overall research and development activities to remain fairly constant in fiscal 2006.

Interest and other income was $26,461 for fiscal year ended December 31, 2005 as compared to $4,603 for fiscal year ended August 31, 2004 due to a reduction in finance charges levied for customers who were late in their payments on accounts receivable.

Interest and other expense was $37,934 for fiscal year ended December 31, 2005 as compared to $3,704 for fiscal year ended August 31, 2004 due to the increased level of borrowings on the Company’s line of credit with its bank and interest expense on some of the debt assumed post merger.

Income tax provision was $807,013 for fiscal year ended December 31, 2005 as compared to $117,763 for fiscal year ended August 31, 2004. The increase was primarily a result of the Company recording an additional valuation allowance of $793,877 in the third quarter of fiscal year ended December 31, 2005. Additionally, in fiscal year ended August 31, 2004, the Company generated income, which resulted in an income tax provision of $117,763.

As a result of the factors discussed above, the Company had a net loss of $2,501,915 in fiscal year ended December 31, 2005, compared to earnings of $162,624 for fiscal year ended August 31, 2004. The Company’s basic and diluted loss per share was $0.62 for fiscal year ended December 31, 2005 as compared to basic and diluted earnings per share of $0.05 in fiscal year ended August 31, 2004.

At December 31, 2005, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $28,000,000 and $35,485,000, respectively, that expire at various dates through 2025, and general business tax credit carryforwards available to offset future state and federal income tax payable of approximately $296,000 and $699,000, respectively. While the Federal general business tax credits expire at various dates through 2025, the state general business tax credits can be carried forward indefinitely. The Company also has alternative minimum tax (AMT) net operating loss carryforwards of approximately $35,261,000 to offset future AMT taxable income that expires through various dates through 2025. Internal Revenue Code Section 382 imposes limitations on the utilization of net operating loss and tax credit carryovers pursuant to an ownership change as a consequence of the merger with StorCOMM. The annual loss limitation amount is $885,000.

The major temporary tax differences that are expected to reverse next year are deferred revenue, allowance for doubtful accounts, accrued vacation, Section 263A Unicap inventory, amortization of intangible assets, and component inventory reserve. However, the Company expects new temporary differences to be established in these years, which will either reduce or exceed the reversing temporary differences.

The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. On November 23, 2005, the Company purchase intangible assets that were not deductible for tax purposes, and a deferred tax liability of $1,634,734 was recorded. In addition, the Company recorded a deferred tax asset of $1,634,734 which is expected to be realized over the term of the deferred tax liability. The deferred tax asset and deferred tax liability were recorded as of the acquisition date and included in goodwill. At December 31, 2005, the Company evaluated the net deferred tax asset taking into consideration operating results and determined that a valuation allowance of approximately $4,829,900 should be maintained.

Four Months Ended December 31, 2004 Compared to Four Months Ended December 31, 2003

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Four Months Ended December 31, 2004	Four Months Ended December 31, 2003
Revenues:
System sales	35.3%	27.1%
Service revenues	64.7	72.9

Total revenues	100.0	100.0

Cost of products and services sold:
System sales	25.5	30.4
Service revenues	22.7	27.1

Total cost of products and services	48.2	57.5

Gross profit	51.8	42.5

Operating expenses:
Selling, general and administrative	46.0	49.7
Research and development	17.0	17.1

Total operating expenses	63.0	66.8

Operating loss	(11.2)	(24.3)

Income before provision for income taxes	(11.1)	24.3

Provision for income taxes	—	—

Net income	(11.1)	(24.3)

Revenues

Sales for the four months ended December 31, 2004 increased to $2,391,242, as compared to $1,998,201 for the comparable period ended December 31, 2003, an overall increase of approximately $393,041 or 19.7%.  When analyzed by product category, sales of CIS products increased by $256,793 or 53.4%, sales of data acquisition products increased by $47,925 or 87.9%, and service revenues increased by $89,991 or 6.2% when compared to the same period one year ago.  Such increases were partially offset by a slight decrease in other revenues of $1,668 or 29.9%.  The increase in sales of CIS products was primarily attributable to the favorable acceptance in the marketplace and by the current client base of the new version of CyberLAB 7.0.  The increase in service revenues was attributable to a greater number of client accounts under contract and an increase in the average fees charged for such contracts.  The increase in the sales of data acquisition products was primarily attributable to a greater number of units shipped to CCA customers, however, management believes going forward, there will be reduced sales of data acquisition products as there has been a technological shift to software based clinical instrument interfaces.

Cost of Products and Services Sold

Cost of sales for the four months ended December 31, 2004 increased slightly by $3,910 or 0.3% as compared to the four months ended December 31, 2003.  The overall increase in cost of sales was primarily attributable to an increase in material costs of $14,077 or 11.0% and an increase in labor costs of $9,282 or 1.6%.  These costs were partially offset by a decrease in other costs of $19,449 or 4.5%.  The increase in material costs was attributable to an increase in upgrades of hardware by the installed client base by those clients that have migrated to CyberLAB 7.0.  The increase in labor costs was a result of additions to the support and implementation staff.  The decrease in other costs of sales was attributable to decreased expenses related to telephone costs as a result of better rates negotiated under a new contract for telephone and data services.  Cost of sales as a percentage of sales was 48% as compared to 57% for the comparable period one year ago.  The overall percentage decrease in cost of sales, as a percentage of sales, was attributable to the overall increase in sales of CIS products and the cost reductions as discussed above.

Selling, General and Administrative Expenses

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

Research and Development Expenses

Research and development expenses increased by $63,390 or 18.5% during the four months ended December 31, 2004 as compared to the same period of 2003.  The increase was attributable to increases in salaries, other personnel related expenses, and the addition of new personnel in product engineering.  For the comparable periods, the Company capitalized software costs of $175,242 and $180,500, respectively, which are generally amortized over the estimated useful life, not to exceed five years.  Such costs were attributable to enhancements and new modules for the Company’s CIS products, and new applications under development.

For the four months ended December 31, 2004 and 2003, the Company did not record a tax provision due to the pretax net loss.  At December 31, 2004, the Company evaluated the net deferred tax asset, taking into consideration operating results, and determined that a valuation allowance should be maintained.

As a result of the factors discussed above, the Company incurred a net loss of $264,127 and $485,880, respectively, for the four months ended December 31, 2004 and 2003.  The Company’s basic and diluted loss per share was $0.08 and $0.15, respectively, for the four months ended December 31, 2004 and 2003.

Capital Resources and Liquidity

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $687,738 and $564,803 respectively during fiscal 2005 and 2004 in software development.  These expenditures related to investment in the Company’s new RIS/PACS integrated system AccessRAD, and the new browser version of the Company’s LIS product, CyberLAB, and other product enhancements.  The Company anticipates expending additional sums during fiscal 2006 on product enhancements to all its products and the further development of AccessRAD, and the new browser version of the Company’s LIS product, CyberLAB.  During fiscal 2005, the Company invested an aggregate of $325,718 in fixed assets primarily consisting of computers and software, as compared to an investment of $80,660 in fiscal 2004.

As of December 31, 2005, the Company’s working capital amounted to a deficit of $2,549,521 compared to a working capital of $2,038,629, as of August 31, 2004.    At December 31, 2005, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,000,000, of which $500,000 was outstanding.  The bank credit agreement is through May 1, 2006.  The deficit working capital position on a consolidated basis is the result of ASPYRA merging with StorCOMM, which had a substantial negative working capital position at the time of the merger closing.  Management is evaluating restructuring some of the liabilities of StorCOMM as well as considering additional equity financing to accelerate its business development plans which in turn may improve its working capital position.

Cash used in operating activities were $638,130 for the fiscal year ended December 31, 2005, compared to cash flow of $1,144,878 for the fiscal year ended August 31, 2004.  The decrease in cash flows from operating activities was primarily attributable to the net loss incurred and net change in inventory, deferred revenues and deferred tax provision partially offset by net change in receivables and payables.

Net cash used in investing activities totaled $2,661,469 for the 2005 fiscal year, compared to $645,463 used in investing activities during the 2004 fiscal year.  The change was primarily the result of an increase in software capitalization costs compared to the prior fiscal year, additions to property and equipment, and the purchase of StorCOMM.

Cash provided by financing activities amounted to $2,976,979 during the 2005 fiscal year compared to net cash used in financing activities of $361 in fiscal 2004.  The change in fiscal 2005 resulted primarily from the net proceeds from a private placement and exercises of stock options during the 2005 fiscal year.

The Company’s primary source of working capital has been generated from the private placement and from borrowings.  The Company’s results of operations for the current fiscal year ended December 31, 2005 produced negative operating cash flow of approximately $638,130, which was not sufficient to fund its product development activities, and to invest in new marketing programs, which required the Company to seek financing.  An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may, from time to time, evaluate acquisitions of other businesses, applications or technologies.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$843,570	$458,518	$325,187	$59,865	$—
Debt (1)	$1,284,193	$1,047,861	$236,332	$—	$—
Accrued settlement (2)	$158,929	$158,929	$—	$—	$—
Capital lease (3)	$1,008,806	$168,059	$448,158	$350,518	$42,071

(1)   Includes payment of interest of $52,458 in 2006 and $15,461 in 2007.

(2)   Includes payment of interest of $4,629 in 2006.

(3)   The Company entered into a master agreement to lease equipment as of October 26, 2005.  As of December 31, 2005, the equipment under the lease agreement was not fully installed and functional.  The equipment is expected to be fully functional and operational in April 2006.  Monthly payments for the lease are estimated and expected to begin in April 2006.

Seasonality, Inflation and Industry Trends

The Company’s sales are generally higher in the winter and spring.  Inflation has not had a material effect on the Company’s business since the Company has been able to adjust the prices of its products and services in response to inflationary pressures.  Management believes that most phases of the healthcare segment of the computer industry will continue to be highly competitive, and that potential healthcare reforms including those promulgated by HIPAA may have a long-term positive impact on its business.  The key issues driving demand for ASPYRA’s products are industry concerns about patient care and safety issues, development of a national standard for the electronic health record that will affect all clinical data, a paradigm shift from analog to digital imaging technologies, and regulatory compliance.  The Company has continued to invest heavily in new application modules to assist its customers in addressing these issues.  Management believes that new application modules and features that concentrate on such issues will be key selling points and will provide a competitive advantage.  In addition, management believes that the healthcare information technology industry will be marked with more significant technological advances, which will improve the quality of service and reduce costs.  The Company anticipates it will be able to meet these challenges.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of ASPYRA’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term extended service agreements with its customers.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which are specifically reserved.  In addition, reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At December 31, 2005 and 2004 the inventory reserve was $116,781 and $150,073, respectively.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at December 31, 2005 and 2004 was $1,547,699 and $1,736,768, respectively, net of allowance for doubtful accounts of $33,871 and $47,362, respectively.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At December 31, 2005 and August 31, 2004 deferred revenue was $1,165,521 and $226,111 respectively.

Post Implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  At December 31, 2005 and August 31, 2004 deferred service contract income was $1,611,644 and $1,235,032 respectively.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product not to exceed five years.  For the years ended December 31, 2005 and August 31, 2004, the Company capitalized $687,738 and $564,803, respectively.  For the years ended December 31, 2005 and

2004, the balance of capitalized software costs was $1,885,887 and $1,531,573 net of accumulated amortization of $1,211,445 and $878,021, respectively.

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

RISKS RELATED TO OUR BUSINESS

If Aspyra and StorCOMM fail to effectively integrate their operations, the combined company may not realize the potential benefits of the merger.

The integration of ASPYRA and StorCOMM has been a time consuming and expensive process and may disrupt the combined company’s operations if it is not completed in a timely and efficient manner. The integration is still in process.  If this integration effort is not successful, the combined company’s results of operations could be harmed, employee morale could decline, key employees could leave, customers could cancel existing orders or choose not to place new ones and the combined company could have difficulty complying with regulatory requirements. In addition, the combined company may not achieve anticipated synergies or other benefits of the merger. ASPYRA and StorCOMM must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. The combined company may encounter the following difficulties, costs and delays involved in integrating their operations:

•      failure to successfully manage relationships with customers and other important relationships;

•      failure of customers to accept new services or to continue using the products and services of the combined company;

•      difficulties in successfully integrating the management teams and employees of ASPYRA and StorCOMM;

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

If the combined company’s operations after the merger do not meet the expectations of existing customers of ASPYRA or StorCOMM, then these customers may cease doing business with the combined company altogether, which would harm the results of operations and financial condition of the combined company.

                If the anticipated benefits of the merger are not realized or do not meet the expectations of financial or industry analysts, the market price of ASPYRA common stock may decline. The market price of ASPYRA common stock may decline as a result of the merger if:

•      the integration of ASPYRA and StorCOMM is unsuccessful;

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

The commercial success of future products depends upon their acceptance by the medical community.  Our future product plans include capital-intensive clinical information systems.  We believe that these products can significantly reduce labor costs, improve patient care and offer other distinctive benefits to the medical community.  However, there is often market resistance to products that require significant capital expenditures or which eliminate jobs through automation. We can make no assurance that the market will accept our future products and systems, or those sales of our future products and systems will grow at the rates expected by our management.

If we fail to meet changing demands of technology, we may not continue to be able to compete successfully with competitors.

The market for our products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements.  Our future success depends upon our ability to introduce new products that keep pace with technological developments, enhance current product lines and respond to evolving client requirements.  ASPYRA has incurred, and we will need to continue to incur, significant research and development expenditures in future periods as we strive to remain competitive.  Our failure to meet these demands could result in a loss of our market share and competitiveness and could harm our revenues and results of operations.

Our success depends on our ability to attract, retain and motivate management and other skilled employees.

Our future success and growth depend on the continued services of our key management and employees, including Steven M. Besbeck, Bruce M. Miller, James R. Helms, Samuel G. Elliott, and William W. Peterson.  The loss of the services of any of these individuals or any other key employee could materially affect our business. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them.  There are a limited number of people with knowledge of, and experience in, our industry.  We do not have employment agreements with most of our key employees.  However, we generally enter into agreements with our employees regarding patents, confidentiality and related matters.  We do not maintain life insurance polices on our employees.  Our loss of key personnel, especially without advance notice, or our inability to hire or retain qualified personnel, could have a material adverse effect on sales and our ability to maintain our technological edge.  We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

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

From time to time, we have received claims that we have infringed the intellectual property rights of others and may receive additional claims in the future.  Any such claim, with or without merit, could:

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

ASPYRA operates in a consolidating industry which creates barriers to market penetration.

The healthcare information technology industry in recent years has been characterized by consolidation by both healthcare providers who are our customers and by those companies that we compete against. Large hospital chains and groups of affiliated hospitals prefer to negotiate comprehensive contracts for all of their system needs with larger vendors who offer broader product lines and services. The conveniences offered by these large vendors are administrative and financial incentives that we cannot offer our customers.

Our products may be subject to government regulation in the future that could impair our operations.

Our products could be subject to stringent government regulation in the United States and other countries in the future. Furthermore, we expect that the integration of our product and service offering will require us to comply with regulatory requirements and that we will devote significant time and resources to this effort.  These regulatory processes can be lengthy, expensive and uncertain. Additionally, securing necessary clearances or approvals may require the submission of extensive data and other supporting information.

Failure to comply with applicable requirements could result in fines, recall, total or partial suspension of distribution, withdrawal of existing product or our inability to integrate our service and product offerings. If any of these things occur, it could have a material adverse impact on our business.

Changes in government regulation of the healthcare industry could adversely affect our business.

Federal and state legislative proposals are periodically introduced or proposed that would affect major changes in the healthcare system, nationally, at the state level or both. Future legislation, regulation or payment policies of Medicare, Medicaid, private health insurance plans, health maintenance organizations and other third-party payers could adversely affect the demand for our current or future products and our ability to sell our products on a profitable basis. Moreover, healthcare legislation is an area of extensive and dynamic change, and we cannot predict future legislative changes in the healthcare field or their impact on our industry or our business.

We are subject to the Health Insurance Portability and Accountability Act (HIPAA) and the cost of complying with HIPAA may negatively impact our net income.

Our business is substantially impacted by the requirements of HIPAA and our products must maintain the confidentiality of a patient’s medical records and information. These requirements also apply to most of our customers.  We believe our products meet the standards of HIPAA and may require our customers to upgrade their systems, but our customers’ preoccupation with HIPAA may adversely impact sales of our products, and the costs of compliance with HIPAA could have an impact on our product margins and selling, general and administrative expenses incurred by us and could negatively impact our net income.

Defective products or product failure may subject us to liability and could substantially increase our costs.

Our products are used to gather information for professionals to make medical decisions, diagnosis, and treatment.  Accordingly, the manufacture and sale of our products entails an inherent risk of product liability arising from an inaccurate, or allegedly inaccurate, test or procedure result.  In the past, ASPYRA has discovered errors and failures in certain of our product offerings after their introduction and have experienced delayed or lost revenues during the period required to correct these errors.  Errors and failures in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products, loss of competitive position or claims by customers or others.  Alleviating any of these problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our sales, which could cause us to lose existing or potential customers and would adversely affect our operating results.  We may be subject to product liability claims as a result of any failure or errors in our products.  If a customer is successful in proving its damages, it could prove expensive and time-consuming to defend against these claims, and we could be liable for the damages suffered by our customers and other related expenses, which could adversely affect our operating results.  We currently maintain product liability insurance coverage for up to $2 million per incident and up to an aggregate of $4 million per year.  Although management believes this liability coverage is sufficient protection against future claims, there can be no assurance of the sufficiency of these policies.  We have not received any indication that our insurance carrier will not renew our product liability insurance at or near current premiums; however, we cannot guarantee that this will continue to be the case.

System or network failures could reduce our sales, increase costs or result in a loss of customers.

We rely on our management information systems to operate our business and to track our operating results. Our management information systems will require modification and refinement as we grow and our business needs change. If we experience a significant system failure or if we are unable to modify our management information systems to respond to changes in our business needs, then our ability to properly run our business could be adversely affected and could lead to a reduction in our sales, increase costs and a loss of customers.

Our evaluation of internal controls and remediation of potential problems will be costly and time consuming and could expose weakness in our financial reporting.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. We are evaluating our internal controls system in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 beginning in our fiscal year 2007.

StorCOMM has a history of losses and has never been profitable.

For the year ended December 31, 2004, StorCOMM had a net loss of approximately $1.06 million and an accumulated deficit of approximately $20.4 million.  The report of StorCOMM’s independent certified public accounting firm on their financial statements for the year ended December 31, 2004 indicated that there is substantial doubt about StorCOMM’s ability to continue as a going concern.  We cannot be certain that StorCOMM will become profitable as a subsidiary of ASPYRA.  If StorCOMM does not become profitable and sustain profitability, the market price of our common stock will likely decline

Factors outside of our control may adversely affect our operations and operating results.

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

We expect to generate approximately 10% of our revenues from customers located outside of the United States in the fiscal year ending December 31, 2006.  We expect to expand our international operations and such expansion is contingent upon the successful growth of our international revenues. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

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

A portion of the Company’s transactions outside of the United States are denominated in foreign currencies. Our functional currency is the U.S. dollar.  Accordingly, our future operating results will continue to be subject to fluctuations in foreign currency rates. Hedging foreign currency transaction exposures is complex and subject to uncertainty. We may be negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales.

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

For example, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term shareholder value and, through the use of vesting, encourage employees to remain with our Company. Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 123R that will require us to record a charge to earnings for employee stock option grants. In addition, regulations implemented by the American Stock Exchange generally require shareholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees. We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

StorCOMM currently relies on third party distribution arrangements to distribute its products.  The loss of any of these relationships, or a material change in any of them, could materially harm our business.

For the fiscal years ended December 31, 2005 and December 31, 2004, StorCOMM received approximately 90% and 80% of its revenues, respectively, through third party distribution arrangements. We expect that we will continue to generate a significant portion of our revenues through a limited number of distribution arrangements for the foreseeable future. A significant portion of the Company’s outstanding accounts receivable is with such third party distributors, which will result in a concentration of our credit risk. If any of these third party distributors decides not to market or distribute our products or decides to terminate or not renew its agreement with us, we may be unable to replace the affected agreements with acceptable alternatives, which could materially harm our business, operating results and financial condition.

We depend on channel partners and distributors for a significant portion of our revenues.

In each of fiscal 2005 and 2004, StorCOMM generated approximately 90%, respectively, of its revenues from medical imaging related products. We expect to continue to derive a substantial portion of our revenues from this single product category. If this product category is not successful in the future or we are unable to develop new applications that are as successful, our future revenues could be limited and our business may suffer.

Risks Related to Our Common Stock

Future sales of our common stock could adversely affect our stock price.

Future sales of substantial amounts of shares of our common stock in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we may be required to issue additional shares upon exercise of previously granted options or warrants such as the warrants to purchase up to 300,000 shares of ASPYRA common stock that ASPYRA issued a private placement pursuant to the Common Stock and Warrant Purchase Agreement dated August 18, 2005 by and among ASPYRA and each of the selling shareholders (the “Securities Agreement”), and the ASPYRA options and warrants to be issued in exchange for StorCOMM’s options and warrants pursuant to the merger.

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

The market prices of the common stock for ASPYRA have experienced significant fluctuations and our stock price may continue to fluctuate significantly, and you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

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

•      inquiries by the SEC, American Stock Exchange, law enforcement or other regulatory bodies; and

•      acts of terrorism, the threat of war and economic slowdowns in general.

The stock market has experienced extreme price volatility, which has adversely affected and may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

Fluctuations in our quarterly financial results have affected the stock prices of ASPYRA in the past and could affect our stock price in the future.

The quarterly financial results of ASPYRA have fluctuated in the past, and the quarterly financial results of the combined company are likely to vary significantly in the future. A number of factors associated with the operation of our business may cause our quarterly financial results to fluctuate, including our ability to:

•      effectively align sales resources to meet customer needs and address market opportunities;

•      effectively respond to competitive pressures; and

•      effectively manage our operating expense levels.

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

Quarterly changes in our financial results could cause the trading price of our common stock to fluctuate significantly after the merger.  If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock or securities convertible into or exercisable for our stock. You should not rely on the results of prior periods as predictors of our future performance.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption methods. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would restate prior periods to record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.  Additionally, in March 2005, the SEC staff issued a Staff Accounting Bulletin (“SAB 107”) which expressed views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. While management has not yet completed its evaluation of this statement, the adoption of this statement is expected to have a material negative impact on the Company’s results of operations. However, due to the “non-cash” nature of stock option expense, management does not expect the adoption of this statement to have an impact on the Company’s financial position and cash flows.

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

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts, or any other off-balance sheet arrangements.

Item 7.  Financial Statements.

For a list of financial statements filed as part of this report, see index to Financial Statements and Financial Statement Schedules on page F-1.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-KSB are certifications of ASPYRA’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.  This section should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Form 10-KSB.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and for assessing the effectiveness of its internal control over financial reporting.  The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.  Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2005.  Management reviewed the results of their assessment with our Audit Committee.

Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles.  Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

Not Applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Incorporated by reference from “Directors, Executive Officers, Promoters and Control Persons” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2006 Annual Meeting of the Company’s Shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (1934 Act) requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity security, to file with the Securities and Exchange Commission and the American Stock Exchange (AMEX) reports of ownership and changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10. Executive Compensation.

Incorporated by reference from “Executive Compensation” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2006 Annual Meeting of the Company’s Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2006 Annual Meeting of the Company’s Shareholders.

Item 12. Certain Relationships and Related Transactions.

Incorporated by reference from “Certain Relationships and Related Transactions” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2006 Annual Meeting of the Company’s Shareholders.

Item 13.  Exhibits.

The following documents are filed as exhibits to this registration statement:

2.	1	(1)	Agreement and Plan of Reorganization, dated August 16, 2005, by and among Creative Computer Applications, Inc., StorCOMM, Inc. and Xymed.com, Inc.
2.	1.1	(1)	Agreement and Plan of Reorganization Side Letter, dated October 20, 2005, by and among Creative Computer Applications, Inc., StorCOMM, Inc. and Xymed.com, Inc.
2.	2	(2)	Asset Purchase Agreement.
3.	1	(3)	Restated Articles of Incorporation, as Amended.
3.	2	(1)	Form of Amendment to the Restated Articles of Incorporation.
3.	3	(3)	By-Laws, as amended.
4.	1	(3)	Specimen Share Certificate.
4.	2	(4)	Specimen Warrant Certificate.
4.	3	(4)	Form of Underwriter’s Warrant.
4.	4	(3)†	1982 Non-Qualified Stock Option Plan.
4.	5	(4)†	1982 Incentive Stock Option Plan, as amended.
4.	6	(2)†	1992 Incentive Stock Option Plan.
4.	7	(5)†	1992 Non-Qualified Stock Option Plan.
4.	8	(6)†	1997 Stock Option Plan.
4.	9	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and Western States Pharmacy Consultants, Ltd.
4.	10	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and James L.D. Roser.
4.	11	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and The Roser Partnership.
4.	12	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and Epigen, Inc.
4.	13	(7)	Registration Rights Agreement.
4.	14	(1)	Form of Warrant.
4.	15	(1)	Registration Rights Agreement, dated August 18, 2005.
4.	16	(1)	2005 Equity Incentive Plan.
10.	1	(4)	Warrant Agreement.
10.	2	(4)	The Company’s product warranties.
10.	3	(4)†	Bruce Miller Employment Agreement.
10.	4	(4)†	Steven M. Besbeck Employment Agreement.
10.	5	(3)	14% Subordinated Convertible Debenture due December 21, 1987.
10.	6	(3)	Form of 1983 Warrants.
10.	7	(3)	Form of 1982 Warrant.
10.	8	(4)	Original Equipment Manufacturer Contracts.
10.	9	(4)	Michael Miller Consulting Agreement.
10.	10	(4)	Boehringer Mannheim (Canada) Joint Marketing Agreement.
10.	12	(8)	Lease for Premises at 26664 Agoura Road, Calabasas, California.
10.	13	(8)	SAC Shareholders’ Agreement.
10.	14	(7)	Lease for Premises at 26115-A Mureau Road, Calabasas, California.
10.	15	(7)	Mission Park Agreement.
10.	16	(9)†	Change in Control Agreements, by and between Creative Computer Applications, Inc. and Steven M. Besbeck, dated February 7, 2005.
10.	17	(9)†	Change in Control Agreements, by and between Creative Computer Applications, Inc. and Bruce M. Miller, dated February 7, 2005.
10.	18	(9)†	Change in Control Agreements, by and between Creative Computer Applications, Inc. and James R. Helms, dated February 7, 2005.

10.	19	(10)†	Employment Agreement, by and between Creative Computer Applications, Inc. and Samuel G. Elliott, dated October 1, 2005.
10.	20	(10)†	Employment Agreement, by and between Creative Computer Applications, Inc. and William W. Peterson, dated October 1, 2005.
10.	21	(10)	Shareholder Support Agreement, by and among StorCOMM, Inc., Steven M. Besbeck, Bruce M. Miller and James R. Helms, dated September 29, 2005.
10.	22	(10)	Stockholder Support Agreement, by and among Creative Computer Applications, Inc., Xymed.com, Inc., Giving Productively, Inc. and TITAB, LLC, dated September 29, 2005.
10.	23	(1)	Common Stock and Warrant Purchase Agreement, dated August 18, 2005.
10.	24	(10)	Option Agreement Side Letter, by and between Creative Computer Applications, Inc. and StorCOMM, Inc., dated October 20, 2005.
10.	25	(10)	Promissory Note dated September 29, 2005.
14.	1	*	Code of Ethics.
21.	1	(10)	Subsidiaries of the Registrant.
23.	1	*	Consent of BDO Seidman, LLP.
31.	1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.	2	*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.	2	*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1)	Included as an Annex to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC File No. 333-128795.
(2)	Previously filed as an exhibit to the Company’s Form 8-K dated October 21, 1992.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 dated October 1, 1985 SEC File No. 2-99878.
(5)	Previously filed as an addendum to the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders dated April 10, 1992.
(6)	Previously filed as an exhibit to the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders dated March 24, 1997.
(7)	Previously filed as an exhibit to the Company’s Form 10-K for the year ended August 31, 1992.
(8)	Previously filed as an exhibit to the Company’s Form 10-K for the year ended August 31, 1986.
(9)	Form of Change in Control Agreement previously filed as an exhibit to the Company’s Form 8-K dated February 9, 2005.
(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005 (SEC File No. 333-128795).
†	Executive compensation plans and arrangements.
*	Filed with this Annual Report on Form 10-KSB.

Item 14.  Principal Accountant Fees and Services.

Incorporated by reference from Principal Accountant Fees and Services in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2006 Annual Meeting of the Company’s Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPYRA, INC.

Dated: April 12, 2006	By:
/S/ Steven M. Besbeck
Steven M. Besbeck,
President, and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Steven M. Besbeck	Chairman, President, and Chief Executive	April 12, 2006
Steven M. Besbeck	Officer (principal executive officer)

/S/ Bruce M. Miller	Chief Technology Officer	April 12, 2006
Bruce M. Miller

/S/ James R. Helms	Chief Operations Officer	April 12, 2006
James R. Helms

/S/ Anahita Villafane	Chief Financial Officer and Secretary	April 12, 2006
Anahita Villafane	(principal accounting and financial officer)

/S/ William W. Peterson	Chief Sales and Marketing Officer	April 12, 2006
William W. Peterson

/S/ Samuel G. Elliott	Chief International Officer	April 12, 2006
Samuel G. Elliott

/S/ Lawrence S. Schmid	Director	April 12, 2006
Lawrence S. Schmid

/S/ Robert S. Fogerson, Jr.	Director	April 12, 2006
Robert S. Fogerson, Jr.

/S/ Norman R. Cohen,	Director	April 12, 2006
Norman R. Cohen

/S/ Bradford G. Peters,	Director	April 12, 2006
Bradford G. Peters

/S/ C. Ian Sym-Smith,	Director	April 12, 2006
C. Ian Sym-Smith

ASPYRA, INC.

Consolidated Financial Statements

For the Years Ended December 31, 2005 and 2004

ASPYRA, INC.

INDEX

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Balance Sheets - December 31, 2005 and 2004

Statements of Operations - Years ended December 31, 2005 and August 31, 2004, and four months ended December 31, 2004 and unaudited four months ended December 31, 2003

Statements of Shareholders’ Equity and Comprehensive Loss - Years ended December 31, 2005 and August 31,2004, and four months ended December 31, 2004

Statements of Cash Flows - Years ended December 31, 2005 and August 31, 2004, and four months ended December 2004 and unaudited four months ended December 31, 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aspyra, Inc. and Subsidiaries

Calabasas, California

We have audited the accompanying consolidated balance sheets of Aspyra, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each years ended December 31, 2005 and August 31, 2004.  We have also audited the consolidated statement of operations and comprehensive loss, shareholders’ equity and cash flows for the four-month period ended December 31, 2004. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspyra, Inc. and Subsidiary at December 31, 2005 and August 31, 2004, and the results of its operations and comprehensive loss and its cash flows the years ended December 31, 2005 and August 31, 2004 and for the four month period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Los Angeles, California

April 12, 2006

ASPYRA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash	$1,329,753	$1,655,063
Receivables, net	1,547,699	1,736,768
Inventory	207,345	86,298
Prepaid expenses and other assets	589,510	256,289
Deferred tax asset	—	539,420

TOTAL CURRENT ASSETS	3,674,307	4,273,838

PROPERTY AND EQUIPMENT, net	511,919	345,004
INVENTORY OF COMPONENT PARTS	158,302	186,599
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,211,445 and $878,021	1,885,887	1,531,573
INTANGIBLES, net	4,697,240	—
GOODWILL	7,698,434	—
DEFERRED TAX ASSET	—	254,457
	$18,626,089	$6,591,471

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$995,403	$300,000
Accounts payable	1,218,698	377,768
Accrued liabilities:
Vacation pay	384,887	243,060
Accrued payroll	355,277	128,227
Accrued settlement (Note 5)	154,300	—
Other	338,098	173,808
Deferred service contract income	1,611,644	1,235,032
Deferred revenue on system sales	1,165,521	226,111

TOTAL CURRENT LIABILITIES	6,223,828	2,684,006

NOTES PAYABLE	220,871	—

TOTAL LIABILITIES	6,444,699	2,684,006

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 8,489,400, and 3,321,900 shares issued and outstanding at December 31, 2005 and 2004	16,974,222	6,195,692
Accumulated deficit	(4,790,142)	(2,288,227)
Accumulated other comprehensive loss	(2,690)	—

TOTAL SHAREHOLDERS’ EQUITY	12,181,390	3,907,465
	$18,626,089	$6,591,471

See notes to consolidated financial statements.

ASPYRA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended		Four months ended
	December 31, 2005	August 31, 2004	December 31, 2004	December 31, 2003
				(unaudited)
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$2,112,782	$3,295,708	$844,069	$541,019
Service revenue	5,092,975	4,360,264	1,547,173	1,457,182
TOTAL SYSTEM SALES AND SERVICE REVENUE	7,205,757	7,655,972	2,391,242	1,998,201

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	1,817,566	1,913,745	610,294	607,784
Service revenue	1,878,030	1,592,801	542,151	540,751
TOTAL COSTS OF PRODUCTS AND SERVICES SOLD	3,695,596	3,506,546	1,152,445	1,148,535

GROSS PROFIT	3,510,161	4,149,426	1,238,797	849,666

RESEARCH AND DEVELOPMENT EXPENSE	1,300,690	1,014,235	406,214	342,824
SELLING AND ADMINISTRATIVE EXPENSES	3,892,900	2,855,703	1,099,279	992,595
TOTAL OPERATING EXPENSES	5,193,590	3,869,938	1,505,493	1,335,419

OPERATING INCOME (LOSS)	(1,683,429)	279,488	(266,696)	(485,753)

OTHER INCOME (EXPENSE):
Interest income	26,461	4,603	4,589	1,761
Interest and other expense	(37,934)	(3,704)	(2,020)	(1,888)
TOTAL OTHER INCOME (EXPENSE)	(11,473)	899	2,569	(127)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,694,902)	280,387	(264,127)	(485,880)

PROVISION FOR INCOME TAXES	807,013	117,763	—	—

NET INCOME (LOSS)	$(2,501,915)	$162,624	$(264,127)	$(485,880)
EARNINGS (LOSS) PER SHARE:

Basic	$(.62)	$.05	$(.08)	$(.15)

Diluted	$(.62)	$.05	$(.08)	$(.15)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	4,038,233	3,318,900	3,319,650	3,318,900
Diluted	4,038,233	3,467,939	3,319,650	3,318,900

See notes to consolidated financial statements.

ASPYRA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

	Common Shares	Common Shares Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

BALANCE, September 1, 2003	3,318,900	$6,192,692	$(2,186,724)	$—	$4,005,968

Net income	—	—	162,624	—	162,624

BALANCE, August 31, 2004	3,318,900	6,192,692	(2,024,100)	—	4,168,592

Net loss	—	—	(264,127)	—	(264,127)

Exercise of stock options	3,000	3,000	—	—	3,000

BALANCE, December 31, 2004	3,321,900	6,195,692	(2,288,227)	—	3,907,465

Components of comprehensive loss:

Net loss	—	—	(2,501,915)	—	(2,501,915)

Foreign currency translation adjustment	—	—	—	(2,690)	(2,690)

Total comprehensive loss					(2,504,605)

Exercise of stock options	169,500	171,400	—	—	171,400

Stock issued for merger	3,498,000	7,765,560	—	—	7,765,560

Stock and warrants issued for private placement (net of $158,430 of costs)	1,500,000	2,841,570	—	—	2,841,570

BALANCE, December 31, 2005	8,489,400	$16,974,222	$(4,790,142)	$(2,690)	$12,181,390

See notes to consolidated financial statements.

ASPYRA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Years ended		Four months ended
	December 31, 2005	August 31, 2004	December 31, 2004	December 31, 2003
				(unaudited)
OPERATING ACTIVITIES

Net income (loss)	$(2,501,915)	$162,624	$(264,127)	$(485,880)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	184,683	116,473	42,416	44,489
Amortization of capitalized software costs	333,424	432,516	136,330	141,456
Amortization of acquired intangibles	62,760	—	—	—
Provision for doubtful accounts	47,982	70,000	34,432	10,000
Deferred tax provision	793,877	105,858	285,209	285,209
Increase (decrease) (excluding acquisition) from changes in:
Receivables	560,115	270,971	(48,860)	456,525
Inventories	(78,001)	114,308	44,651	34,807
Prepaid expenses and other assets	(283,290)	(35,731)	10,559	22,652
Accounts payable	539,065	(21,755)	191,899	(23,146)
Accrued liabilities	(222,821)	126,096	(31,518)	(43,895)
Deferred service contract income	(272,726)	60,143	59,523	72,506
Deferred revenue on system sales	198,717	(256,625)	(18,771)	(209,154)

Net cash provided by (used in) operating activities	(638,130)	1,144,878	156,534	20,360

INVESTING ACTIVITIES
Additions to property and equipment	(325,718)	(80,660)	(203,606)	(25,301)
Purchase of StorCOMM, net of cash received	(1,648,013)	—	—	—
Additions to capitalized software costs	(687,738)	(564,803)	(175,242)	(180,500)

Net cash used in investing activities	(2,661,469)	(645,463)	(378,848)	(205,801)

FINANCING ACTIVITIES
Borrowings on line of credit	800,000	—	300,000	—
Payments on line of credit	(600,000)	—	—	—
Payments on notes payable	(230,539)	—	—	—
Payments on capital lease obligations	(5,452)	(361)	—	(361)
Net proceeds from sale of stock in private placement	2,841,570	—	—	—
Exercise of stock options and warrants	171,400	—	—	—

Net cash provided by (used in) financing activities	2,976,979	(361)	300,000	(361)

Foreign currency translation adjustment	(2,690)	—	—	—

NET INCREASE (DECREASE) IN CASH	(325,310)	499,054	80,686	(185,802)
CASH, beginning of year	1,655,063	1,075,323	1,574,377	1,075,323
CASH, end of year	$1,329,753	$1,574,377	$1,655,063	$889,521

See notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

Aspyra, Inc. (formerly known as Creative Computer Applications, Inc.) (the Company or ASPYRA), a California corporation, was formed in 1978.  The Company is a healthcare information technology and service provider that specializes in Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) for healthcare providers.

The Company’s software and services for hospitals and clinic-based laboratories, pharmacies, orthopedic centers, and imaging departments are highly scalable and can be used by a broad variety of healthcare providers.  Clinical information is data that is gathered concerning each individual patient’s health condition, diagnosis, and treatment that are used by doctors, nurses and other healthcare providers.  Such data may include laboratory test results, transcribed reports of radiological or imaging procedures, digital diagnostic images, medication administration records, and other clinical and diagnostic data.  The Company’s products are deployed to provide automation of clinical information and digital diagnostic images that facilitates the operation of clinical departments and allows the rapid recording and processing of information that can be communicated, documented, and delivered to healthcare providers.

The Company headquarters is located in Calabasas, California.  The Company also has locations in Jacksonville, Florida and the United Kingdom.  The Company primarily markets its products in the United States, United Kingdom, Canada, the Caribbean, and South-East Asia.

On November 22, 2005, the Company completed the merger of Xymed.com, Inc., a Delaware corporation and wholly owned subsidiary of ASPYRA, with and into StorCOMM, Inc. (“StorCOMM”), a Delaware corporation, pursuant to the terms of the Agreement and Plan of Reorganization, dated August 16, 2005 (the “Merger Agreement”), by and among ASPYRA, Xymed.com, Inc. and StorCOMM.

On November 22, 2005, simultaneously with the closing of the merger, ASPYRA completed a private placement whereby the company issued 1,500,000 Common Shares and warrants to purchase 300,000 Common Shares pursuant to a Common Stock and Warrant Purchase Agreement, dated August 18, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of ASPYRA and its subsidiaries after elimination of all intercompany accounts and transactions.

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

The Company maintains the majority of its cash and cash equivalents in a number of commercial bank accounts.  Accounts at these banks are guaranteed by the Federal Deposit

Insurance Corporation (“FDIC”) up to $100,000 each.  At December 31, 2005, the Company had approximately $581,404 at a bank, which was in excess of the FDIC insurance limit.

Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.

The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At December 31, 2005 and 2004 the inventory allowance was $116,781 and $150,073, respectively.

Property and Equipment

Property, equipment, and leasehold improvements are stated at cost less accumulated depreciation.  Depreciation of machinery and equipment, furniture and fixtures, and data processing equipment is computed for financial reporting purposes using the straight-line method over the estimated useful life of the related asset, ranging from three to five years.  Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful life or the lease term.  Accelerated depreciation methods are used for income tax reporting purposes.  The Company periodically reviews such assets for possible impairments and expected losses, if any, are recorded currently.

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

During the years ended December 31, 2005 and August 31, 2004, the Company capitalized $687,738 and $564,803, respectively of software development costs.  Amortization expense of capitalized software development costs, included in cost of sales, for the years ended December 31, 2005 and August 31, 2004 amounted to $333,424 and $432,516, respectively.  During the four months ended December 31, 2004 and 2003, the Company capitalized $175,242 and $180,500 (unaudited), respectively, of software development costs.  Amortization expense of capitalized software development costs, included in cost of sales, for the four months ended December 31, 2004 and 2003 amounted to $136,330 and $141,456 (unaudited), respectively.

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

As a result of the above provisions, the Company recorded deferred revenue on system sales of $1,165,521 and $226,111, respectively, at December 31, 2005 and 2004.

Service Revenue

Service revenues are recognized ratably over the contractual period (usually one year) or as the services are provided.  These services are not essential to the functionality of any other elements and are separately stated.  At December 31, 2005 and 2004, the Company had deferred service revenues of $1,611,644 and $1,235,032, respectively.

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

	Year Ended		Four Months Ended
	December 31, 2005	August, 31, 2004	December 31, 2004	December 31, 2003
				(unaudited)
Net income (loss), as reported	$(2,501,915)	$162,624	$(264,127)	$(485,880)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—	—

Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(193,770)	(81,803)	(22,267)	(22,447)

Net income (loss), pro forma	$(2,695,685)	$80,821	$(286,394)	$(508,327)

Basic net earnings (loss) per share, as reported	$(.62)	$.05	$(.08)	$(.15)
Basic net earnings (loss) per share, pro forma	(.67)	.02	(.09)	(.15)

Diluted net earnings (loss) per share, as reported	(.62)	.05	(.08)	(.15)
Diluted net earnings (loss) per share, pro forma	(.67)	.02	(.09)	(.15)

At December 31, 2005, August 31, 2004, December 31, 2004, and 2003, options and warrants to purchase 821,670, 150,000, 402,000, and 320,000 shares, respectively, were outstanding and could affect future periods, but were not included in the computation of diluted earnings (loss) per common share because the effect would be antidilutive.

The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for grants in 2005, 2004 and 2003; expected life of options ranging from 3 to 5 years; expected volatility ranging from 67% to 126%; and risk-free interest rate ranging 3.4% to 6.1%.  The weighted average fair value on the date of grants for options granted during the years ended December 31, 2005 and August 31, 2004, was $1.80, $0.91, respectively.  There were no options granted during the four months ended December 31, 2004 and 2003.

Earnings Per Share

The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS No. 128), which requires presentation of Basic and Diluted earnings (loss) per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive (see Note 10).

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

Foreign Currency Translation

Assets and liabilities of the foreign subsidiary with functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of their operations are translated using the average exchange rates during the period. The resulting foreign currency translation adjustment is included in stockholders’ equity as a component of accumulated other comprehensive income (loss).

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

Goodwill and Other Intangible Assets

Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired. Other intangible assets consist primarily of purchased technology and customer relationships. The Company accounts for goodwill and other intangible assets in accordance with SFAS 142 “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is not amortized but tested for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Other intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of four to fifteen years.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), (“Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption methods. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would restate prior periods to record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. Additionally, in March 2005, the SEC staff issued a Staff Accounting Bulletin (“SAB 107”) which expressed views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. While management has not yet completed its evaluation of this statement, the adoption of this statement is expected to have a material negative impact on the Company’s results of operations. However, due to the “non-cash” nature of stock option expense, management does not expect the adoption of this statement to have an impact on the Company’s financial position and cash flows.

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

NOTE 2 - LIQUIDITY

As of December 31, 2005, the Company’s working capital amounted to a deficit of $2,549,521 compared to a working capital of $2,038,629, as of August 31, 2004. At December 31, 2005, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,000,000, of which $500,000 was outstanding. The bank credit agreement is through May 1, 2006. The deficit working capital position on a consolidated basis is the result of the merger with StorCOMM, which had a substantial negative working capital position at the time of the merger closing. Management is evaluating restructuring some of the liabilities of StorCOMM as well as considering additional equity financing to accelerate its business development plans which in turn may improve its working capital position.

The Company’s primary source of working capital has been generated from the private placement and from borrowings. The Company’s results of operations for the current fiscal year ended December 31, 2005 produced negative operating cash flow of $638,130, which was not sufficient to fund its product development activities, and to invest in new marketing programs, which required the Company to seek financing. An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems. We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may, from time to time, evaluate acquisitions of other businesses, applications or technologies.

NOTE 3 - RECEIVABLES

Receivables are summarized as follows:

	December 31,
	2005	2004

Billed receivables	$1,233,651	$1,301,111
Unbilled receivables	347,919	483,019
Allowance for doubtful accounts	(33,871)	(47,362)

	$1,547,699	$1,736,768

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,
	2005	2004

Machinery and equipment	$253,993	$243,628
Furniture and fixtures	391,095	330,569
Data processing equipment	1,483,589	1,053,482
Leasehold improvements	104,928	104,928

	2,233,605	1,732,607
Accumulated depreciation and amortization	(1,721,686)	(1,387,603)

	$511,919	$345,004

Depreciation and amortization expense for property and equipment for the years ended December 31, 2005 and August 31, 2004 was $184,683 and $116,473. Depreciation and amortization expense for property and equipment for the four months ended December 31, 2004 and 2003 was $42,416 and $44,489 (unaudited).

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets are summarized as follows:

December 31, 2005

Acquired technology	$2,650,000
Customer relationships	2,000,000
Channel partners	110,000

4,760,000
Accumulated depreciation and amortization	(62,760)

Intangible assets, net	$4,697,240

Goodwill	$7,698,434

Amortization expense for intangible assets for the year ended December 31, 2005 was $62,760. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal year ending December 31,
2006	$602,496
2007	602,496
2008	602,496
2009	599,631
2010	575,004
Thereafter	1,715,117
Total	4,697,240

NOTE 6 - DEBT

Long-term debt at December 31, 2005 and 2004 consists of the following:

	December 31,
	2005	2004

Line of credit of $1,000,000 with a bank with interest at the bank’s prime rate plus 1% (Prime at December 31, 2005 was 7.25%). The line matured on February 1, 2006, and is collateralized by substantially all of the Company’s assets. The maturity date on the existing balance at February 1, 2006 was extended to May 1, 2006.	$500,000	$300,000
Note acquired in conjunction with StorCOMM merger with interest rate of 7%. Payment terms in accordance with previous judgment in the amount of $25,000 due monthly.	520,871	—
Unsecured Note acquired in conjunction with StorCOMM merger. Principal plus interest was settled and paid on February 14, 2006.	21,325	—
Unsecured notes acquired in conjunction with StorCOMM merger with interest ranging from 7.00% to 8.00%. These notes are due upon demand.	174,078	—
Total	1,216,274	300,000

Less: current portion	995,403	300,000

Long-term portion	$220,871	$—

The fair value of the note acquired in conjunction with the StorCOMM merger was $506,620 at December 31, 2005. The carrying amounts of the other debt listed above approximate its fair value based on its terms and short maturities.

The Company acquired debt related to a lawsuit settlement in conjunction with the StorCOMM merger. The settlement bears interest at 6% and is payable in monthly installments of $25,000. Final payment is due June 17, 2006. The balance on the settlement at December 31, 2005 is $154,300, which is included in accrued settlement on the balance sheet.

NOTE 7 - COMMITMENTS

Operating Leases

The Company leases office and warehouse space in Calabasas, California, Jacksonville, Florida, and the United Kingdom under non-cancelable operating leases expiring in October, 2007, October, 2006, and June, 2010, respectively.

Future minimum lease payments, by year and in the aggregate, under the facility leases with initial or remaining terms of one year or more are as follows:

Fiscal year ending December 31,	Operating Leases

2006	$458,518
2007	285,277
2008	39,910
2009	39,910
2010	19,955

Total minimum lease payments	$843,570

Rent expense for the years ended December 31, 2005 and August 31, 2004 and the four months ended December 31, 2004 and 2003 was approximately $313,000, $278,000, $93,000 and $93,000 (unaudited), respectively.

Capital Leases

The Company entered into a master agreement to lease equipment as of October 26, 2005. The equipment will be used for the Company’s infrastructure and will facilitate the integration of the three locations. As of December 31, 2005 the equipment under the lease agreement was not fully installed and functional. The equipment is expected to be fully functional and operational in April 2006. Monthly payments for the lease are estimated to be $19,000 for the first three years and $14,000 for the remaining two years and are expected to begin in April 2006. The equipment lease provides for an option to purchase at the end of the lease term.

Employee Benefit Plan

The Company maintains a 401(k) profit sharing plan that allows eligible employees to defer up to 100% of their earnings, on a pre-tax basis, subject to dollar limitations of the Internal Revenue Code. The Company provides a discretionary match on eligible employee contributions, which is determined on an annual basis. The amount of matching contribution for 2005 and 2004 was 25% of the eligible employee’s contribution up to 4% of the eligible employee’s total salary. Vesting of the matching contributions by the Company is 20% for each full year of employment. For the years ended December 31, 2005 and August 31, 2004 and the four months ended December 31, 2004 and 2003, contributions were $32,900, $25,356, $10,295 and $8,794 (unaudited), respectively.

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

Warranties and Product Liability

The Company warrants that its products conform to their respective functional specifications. The Company’s data acquisition products and components are warranted against faulty materials and workmanship for 90 days. The Company also warrants its application software incorporated in its Laboratory, Radiology, and Pharmacy Information Systems for 90 days and its application software incorporated in its PACS systems for 1 year. However, such warranties are extended throughout the term of extended service agreements that customers may elect to enter into with the Company. Direct costs associated with the initial warranties have been insignificant. The computers that the Company currently sells as part of its Clinical Information and Diagnostic Systems are subject to the warranties of their manufacturers. The manufacturers generally warrant their products against faulty material and workmanship for one to three years. The Company passes through the manufacturers warranties to the end users and in most cases contracts with the manufacturers are to provide onsite warranty services through the manufacturers service network.

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

NOTE 8 – SHAREHOLDERS’ EQUITY

Stock Option Plan and Warrants

In November 2005, the Company adopted the 2005 Equity Incentive Plan. The purpose of the Plan is to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress and, thereby, encourage recipients to act in the shareholders’ interest and share in the Company’s success. Under the Plan, the Company may award to eligible participants the following kinds of equity-based compensation, collectively referred to as “Awards”: stock options– both incentive stock options (ISO) and non-statutory stock options; stock awards – both restricted stock awards and restricted stock unit awards; stock appreciation rights; and cash awards. Up to 1,290,875 shares of common stock may be available under the Plan. The maximum aggregate number of shares that may be issued under the Plan through the exercise of ISOs is also 1,290,875. The exercise price cannot be less than 100% of the fair market value of common stock on the date the option is granted. At December 31, 2005, the 2005 plan has 521,670 options outstanding and 160,000 options exercisable. The plan expires in 2015.

Option and warrant activity through December 31, 2005 is summarized below:

	Non-Qualified Plans		Incentive Plans		Warrants
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

September 1, 2003	380,000	$0.94	285,000	$1.13	—	—

Options granted range from $1.51 to $1.66	30,000	$1.51	30,000	$1.56	—	—
Options cancelled at $1.00	—	—	(20,000)	$1.00	—	—
Options expired at $.90	(300,000)	$0.90	—	—	—	—

Options and warrants outstanding at August 31, 2004	110,000	$1.20	295,000	$1.18	—	—

Options exercised range at $1.00	—	—	(3,000)	$1.00	—	—

Options outstanding at December 31, 2004	110,000	$1.20	292,000	$1.18	—	—

Options and warrants granted range from $2.65 to $3.00	53,592	$2.66	258,078	$2.73	300,000	$3.00
Options cancelled at $1.00	—	—	(2,500)	$.72	—	—
Options expired at $1.00	(20,000)	$1.00	—	—
Options exercised range from $.72 to $1.00	(20,000)	$1.00	(149,500)	$.99	—	—
Options outstanding at December 31, 2005	123,592	$1.89	398,078	$2.25	300,000	$3.00

Options exercisable at December 31, 2005	57,500	$1.82	102,500	$1.67	300,000	$3.00

Information relating to stock options and warrants at December 31, 2005 summarized by exercise price is as follows:

	Outstanding			Exercisable
		Weighted Average		Weighted Average
Exercise Price Per Share	Shares	Life (Months)	Exercise Price	Shares	Exercise Price

Incentive Stock Option Plan:

$0.72	20,000	14.0	$0.72	15,000	$0.72
$0.79	20,000	14.0	$0.79	15,000	$0.79
$1.51	20,000	38.0	$1.51	5,000	$1.51
$1.60	50,000	29.5	$1.60	25,000	$1.60
$1.66	10,000	38.0	$1.66	2,500	$1.66
$1.76	20,000	29.5	$1.76	10,000	$1.76
$2.65	60,000	48.0	$2.65	30,000	$2.65
$2.75	198,078	35.0	$2.75	—	$2.75

	398,078	34.1	$2.25	102,500	$1.67

Non-Qualified Stock Option Plan:

$0.72	20,000	14.0	$0.72	15,000	$0.72
$1.51	30,000	38.0	$1.51	7,500	$1.51
$1.60	20,000	29.5	$1.60	10,000	$1.60
$2.65	50,000	48.0	$2.65	25,000	$2.65
$2.75	3,592	35.0	$2.75	—	$2.75

	123,592	36.7	$1.89	57,500	$1.82

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

The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for grants in 2005, 2004 and 2003; expected life of options ranging from 3 to 5 years; expected volatility ranging from 67% to 126%; and risk-free interest rate ranging 3.4% to 6.1%. The weighted average fair value on the date of grants for options granted during the years ended December 31, 2005 and August 31, 2004, was $1.80, $0.91, respectively. There were no options granted during the four months ended December 31, 2004 and 2003.

The Company issued 300,000 warrants pursuant to a private placement transaction (see Note 12). The fair value of the warrants is estimated utilizing the Black-Scholes option pricing with the following weighted average assumptions; expected life of warrants of 2 years; expected volatility of 100.13%; and risk-free interest rate of 4.4%. The fair value for the warrants was approximately $430,000.

NOTE 9 - INCOME TAX PROVISION (BENEFIT)

The provision (benefit) for income taxes for the years ended December 31, 2005 and August 31, 2004 and for the four months ended December 31, 2004 consists of the following:

	Year Ended		Four Months Ended
	December 31, 2005	August 31, 2004	December 31, 2004

Current taxes:
Federal	$—	$—	$—
State	13,136	7,697	3,473
	13,136	7,697	3,473

Deferred
Federal	(3,665,386)	102,457	(101,361)
State	10,363	8,909	688

	(3,655,023)	111,366	(100,673)

Change in valuation allowance	4,448,900	(1,300)	97,200

Income tax provision	$807,013	$117,763	$—

Income tax provision differs from the amount obtained by applying the statutory federal income tax rate to income before income tax expense for the years ended December 31, 2005 and August 31, 2004 and for the four months ended December 31, 2004 as follows:

	Year Ended		Four Months Ended
	December 31, 2005	August 31, 2004	December 31, 2004

Computed provision (benefit) for taxes based on income at statutory rate	(34.0)%	34.0%	(34.0)%

State taxes, net of benefit of state net operating loss carryforward	1.4	6.5	1.6

Change in valuation allowance	80.2	(1.1)	32.4

Permanent differences and other	—	2.6	—

	47.6%	42.0%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are approximately as follows:

	December 31,
	2005	2004

Deferred tax assets:
Allowance for doubtful accounts	$13,500	$18,900
Inventory uniform capitalization and reserve	53,800	67,300
Accrued vacation	91,600	78,200
Deferred revenue	408,100	344,200
Depreciation and amortization	68,600	86,800
Net operating loss carryforwards	5,882,900	617,200
Tax credits	699,000	566,400
Other	1,400	9,500

Gross deferred tax assets	7,218,900	1,788,500

Deferred tax liability:
Deferred tax liability on intangible assets	(1,634,700)	—
Capitalized software costs	(754,300)	(612,600)

Gross deferred tax liability	(2,389,000)	(612,600)

Valuation allowance	(4,829,900)	(382,000)

Net deferred tax assets	$—	$793,900

On November 23, 2005, the Company purchase intangible assets that were not deductible for tax purposes, and a deferred tax liability of $1,634,734 was recorded. In addition, the Company recorded a deferred tax asset of $1,634,734 which is expected to be realized over the term of the deferred tax liability. The deferred tax asset and deferred tax liability were recorded as of the acquisition date and included in goodwill.

At December 31, 2005, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $28,000,000 and $35,485,000, respectively, that expire at various dates through 2025, and general business tax credit carryforwards available to offset future state and federal income tax payable of approximately $296,000 and $699,000, respectively. While the Federal general business tax credits expire at various dates through 2025, the state general business tax credits can be carried forward indefinitely. The Company also has alternative minimum tax (AMT) net operating loss carryforwards of approximately $35,261,000 to offset future AMT taxable income that expires through various dates through 2025. Internal Revenue Code Section 382 imposes limitations on the utilization of net operating loss and tax credit carryovers pursuant to an ownership change as a consequence of the merger with StorCOMM. The annual loss limitation amout is $885,000.

The major temporary tax differences that are expected to reverse next year are deferred revenue, allowance for doubtful accounts, accrued vacation, Section 263A Unicap inventory, amortization of intangible assets, and component inventory reserve. However, the Company expects new temporary differences to be established in these years, which will either reduce or exceed the reversing temporary differences.

The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. At December 31, 2005, the Company evaluated the net deferred tax asset taking into consideration operating results and determined that a valuation allowance of approximately $4,829,900 should be maintained.

NOTE 10 – EARNINGS (LOSS) PER SHARE

	Years Ended		Four Months Ended
	December 31, 2005	August 31, 2004	December 31, 2004	December 31, 2003

Basic weighted average shares outstanding	4,038,233	3,318,900	3,319,650	3,318,900

Dilutive effect of stock options and warrants	—	149,039	—	—

Diluted weighted average shares outstanding	4,038,233	3,467,939	3,319,650	3,318,900

At December 31, 2005, August 31, 2004, December 31, 2004, and 2003, options and warrants to purchase 821,670, 150,000, 402,000, and 320,000 shares, respectively, were outstanding and could affect future periods, but were not included in the computation of diluted earnings (loss) per common share because the effect would be antidilutive.

NOTE 11 – SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company determines and discloses its segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses a “management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company’s reportable segments. SFAS 131 also requires disclosures about products or services, geographic areas and major customers. The Company’s management reporting structure provides for only one reportable segment and accordingly, no separate segment information is presented.

The Company had no customers that accounted for more than 10% of the Company’s sales during the years ended December 31, 2005 and August 31, 2004 and the four months ended December 31, 2004 and 2003 (unaudited).

NOTE 12 – ACQUISITION OF STORCOMM, INC.

On November 22, 2005 (the “Effective Date”), the Company acquired StorCOMM, Inc. pursuant to an Agreement and Plan of Reorganization dated August 16, 2005 (the “Merger Agreement”). Simultaneously with the closing of the merger, ASPYRA sold in a private placement 1,500,000 shares of its common stock and warrants to purchase up to 300,000 shares of its common stock for $3,000,000 pursuant to the terms of the Common Stock and Warrant Purchase Agreement dated August 18, 2005. The private placement closed and became effective on November 22, 2005.

Pursuant to the Merger Agreement, the Company issued 3,498,000 shares of common stock in exchange for the business and assets of StorCOMM. Based upon the average closing price of the common stock for August 11, 2005 through August 19, 2005, the value of the common stock was $7,765,560. In addition, the Company paid approximately $1,157,000 in transaction costs and had advanced StorCOMM $595,387.

The acquisition of StorCOMM is accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards (SFAS) no. 141, “Business Combinations.” The total purchase price related to the acquisition of StorCOMM was $9,517,590.

StorCOMM will operate as a wholly owned subsidiary of ASPYRA and the Company’s financial statements will include the results of StorCOMM from the closing date of the acquisition (November 22, 2005).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is based in part on independent third-party valuation of certain intangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed is recorded as goodwill.

At November 22, 2005

Current assets	$1,286,767
Purchased technology	1,976,836
Other intangible assets	2,110,000
Goodwill	7,698,434

Total assets acquired	13,072,037
Current liabilities	3,554,447

Total liabilities assumed	3,554,447

Net assets acquired	9,517,590

The purchased technology is comprised of internally created software, which was valued by the independent third-party who assigned an expected useful life of 6 years.

The other intangible assets are primarily comprised of customer relationships valued by the independent third-party. The expected useful life assigned is 15 years.

The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed was recorded as goodwill.

Since there is no step up in basis of the acquired intangible assets for tax purposes, amortization of purchased technology and other intangible assets is not deductible for tax purposes. A $1,634,734 deferred tax liability is calculated at the blended tax rate of 40% applied to the $1,976,836 purchased technology and $2,110,000 other intangible assets. At December 31, 2005, in accordance with SFAS 141, $1,634,734 of the deferred tax liability is expected to be realized over the term as the deferred tax asset, therefore $1,634,734 of the deferred tax liability was offset against the deferred tax asset on Aspyra, Inc. as part of the consolidated income tax provision. As a result of the transaction, ASPYRA’S deferred tax asset valuation was reduced. In accordance with SFAS 109, the change in valuation allowance was offset against goodwill.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of StorCOMM occurred on September 1, 2003. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed and presented.

	Years Ended		Four Months Ended
	December 31, 2005	August 31, 2004	December 31, 2004	December 31, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	12,856,600	13,498,129	5,078,375	3,162,561
Net Loss	(3,632,239)	(887,456)	(1,094,499)	(982,614)
Loss per share-basic and diluted	(.90)	(.27)	(.33)	(.30)

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Year Ended		Four Months Ended
	December 31, 2005	August 31, 2004	December 31, 2004	December 31, 2003
				(unaudited)
Supplemental cash flow disclosure:
Interest	$27,140	$3,704	$2,020	$1,888
Income taxes	$1,165	$4,099	$4,919	$3,795
Noncash investing and financing activities:
The Company purchased all of the capital stock of StorCOMM for a total purchase price of $9,517,590. In Conjunction with the acquisition, Liabilities were assumed as follows:
Assets acquired	$13,072,037	$—	$—	$—
Issuance of common stock for purchase of StorCOMM	(7,765,560)	$—	$—	$—
Capitalized merger costs	(1,156,643)	$—	$—	$—
Advance to StorCOMM	(595,387)
Liabilities assumed	$3,554,447	$—	$—	$—