Form 10QSB
period 2006-03-31
ASPYRA INC
filed 2006-05-19
CIK 712815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2006.

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

(818) 880-6700

(Issuer’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  8,489,400 common shares as of May 12, 2006.

Transitional Small Business Disclosure Format (check one):

Yes	☐	No	☒

ASPYRA, INC.

FORM 10-QSB

I N D E X

ASPYRA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$934,732	$1,329,753
Receivables, net	2,090,081	1,547,699
Inventory	265,907	207,345
Prepaid expenses and other assets	340,995	589,510
TOTAL CURRENT ASSETS	3,631,715	3,674,307

PROPERTY AND EQUIPMENT, net	566,600	511,919
INVENTORY OF COMPONENT PARTS	137,848	158,302
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,286,081 and $1,211,445	2,078,470	1,885,887
INTANGIBLES, net	4,546,613	4,697,240
GOODWILL	7,698,434	7,698,434
	$18,659,680	$18,626,089
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable (Note 6)	$1,274,078	$995,403
Accounts payable	1,002,336	1,218,698
Accrued liabilities:
Vacation pay	407,419	384,887
Accrued payroll	210,647	355,277
Accrued settlement	79,300	154,300
Other	412,442	338,098
Deferred service contract income	2,381,095	1,611,644
Deferred revenue on system sales	1,759,791	1,165,521
TOTAL CURRENT LIABILITIES	7,527,108	6,223,828

NOTES PAYABLE	154,751	220,871

TOTAL LIABILITIES	7,681,859	6,444,699

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 8,489,400 and 8,489,400 shares issued and outstanding	16,973,988	16,974,222
Additional paid-in-capital	114,553	—
Accumulated deficit	(6,103,860)	(4,790,142)
Accumulated other comprehensive loss	(6,860)	(2,690)

TOTAL SHAREHOLDERS’ EQUITY	10,977,821	12,181,390
	$18,659,680	$18,626,089

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$971,842	$587,107
Service revenue	1,730,233	1,238,181
	2,702,075	1,825,288

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	788,459	453,350
Service revenue	758,335	414,862
	1,546,794	868,212

Gross profit	1,155,281	957,076

OPERATING EXPENSES
Selling, general and administrative	1,952,856	828,732

Research and development	488,468	314,843

Total operating expenses	2,441,324	1,143,575

Operating loss	(1,286,043)	(186,499)

INTEREST AND OTHER INCOME	4,739	4,727

INTEREST EXPENSE	(32,414)	(5,192)

Loss before provision for income taxes	(1,313,718)	(186,964)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,313,718)	$(186,964)

LOSS PER SHARE (Note 5):

Basic	$(.15)	$(.06)
Diluted	(.15)	(.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	8,489,400	3,353,900
Diluted	8,489,400	3,353,900

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(1,313,718)	$(186,964)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	209,014	34,397
Provision for doubtful accounts	17,019	—
Amortization of capitalized software costs	74,636	90,139
Stock based compensation	114,553	—
Increase (decrease) from changes in:
Receivables	(559,401)	330,173
Inventories	(38,108)	(57,348)
Prepaid expenses and other assets	248,515	1,967
Accounts payable	(216,362)	89,821
Accrued liabilities	(122,754)	33,871
Deferred service contract income	769,451	191,664
Deferred revenue on system sales	594,270	(91,564)

Net cash provided by (used in) operating activities	(222,885)	436,156

INVESTING ACTIVITIES
Additions to property and equipment	(113,068)	(81,088)
Additions to deferred merger costs	—	(69,626)
Additions to capitalized software costs	(267,219)	(126,000)

Net cash used in investing activities	(380,287)	(276,714)

FINANCING ACTIVITIES
Borrowings on line of credit	300,000	—
Payments on notes payable	(87,445)	(100,000)
Buyback of fractional shares related to merger	(234)	—
Exercise of stock options	—	52,000

Net cash provided by (used in) financing activities	212,321	(48,000)

Foreign currency translation adjustment	(4,170)	—

NET INCREASE (DECREASE) IN CASH	(395,021)	111,442

CASH, beginning of period	1,329,753	1,655,063

CASH, end of period	$934,732	$1,766,505

See notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1-Presentation of Financial Statements

In the opinion of management of Aspyra, Inc. (the “Company” or “ASPYRA”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2006, the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2-Liquidity

As of March 31, 2006, the Company’s working capital amounted to a deficit of $3,895,393 compared to a deficit of $2,549,521, as of December 31, 2005. The deficit working capital position on a consolidated basis is the result of ASPYRA merging with Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.) which had a substantial negative working capital position at the time of the merger and the increase in deferred revenues which in the aggregate amounted to approximately $4,140,000 at March 31, 2006. On May 17, 2006, the Company sold in a private placement transaction 2,250,000 shares of its common stock and warrants to purchase up to 1,350,000 shares of its common stock pursuant to the terms of the Common Stock and Warrant Purchase Agreement, dated May 4, 2006. The private placement generated $4.5 million and improves the Company’s working capital position.

The Company’s primary source of working capital has been generated from the private placement, which was completed in November 2005, and from borrowings. The Company’s results of operations for the current fiscal quarter ended March 31, 2006 produced negative operating cash flow of approximately $222,885. An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems. We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may, from time to time, evaluate acquisitions of other businesses, applications or technologies.

Note 3- Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.

The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets. Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage. Allowances are made for quantities on hand in excess of estimated future usage. At March 31, 2006 and December 31, 2005 the inventory allowance was $131,781 and $116,781, respectively.

Note 4-Goodwill and Intangible Assets

In accordance with SFAS No. 142 and SFAS No. 144, management monitors intangible assets for impairment on a periodic basis. On an annual basis, unless circumstances indicate impairment may have occurred between annual dates, management performs an impairment analysis of goodwill and its indefinite life intangible assets. On a quarterly basis, management reviews definite life intangible assets to determine if the carrying values of intangible assets are impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable. At March 31, 2006, the net carrying value of goodwill and intangible assets were $7,698,434 and $4,546,613, respectively.

Note 5-Earnings per Share

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

Earnings per share has been computed as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

NET LOSS	$(1,313,718)	$(186,964)
Basic weighted average number of common shares outstanding	8,489,400	3,353,900
Dilutive effect of stock options	—	—
Diluted weighted average number of common shares outstanding	8,489,400	3,353,900

Basic loss per share	$(.15)	$(.06)

Diluted loss per share	$(.15)	$(.06)

For the three months ended March 31, 2006 and 2005, options to purchase 821,670 and 354,000 shares of common stock at per share prices ranging from $.72 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

Note 6-Debt Obligations

The Company’s line of credit with its bank provides for $800,000 on a revolving basis through June 15, 2006. On March 31, 2006, the total amount due to the bank was $800,000. The Company acquired a note in conjunction with the merger with an interest rate of 7% with payments in the amount of $25,000 due monthly. As of March 31, 2006, the total amount due on this note was $454,751. The Company also acquired unsecured notes in conjunction with the merger with interest rates ranging from 7% to 8%. These notes are due upon demand and the balance at March 31, 2006 was $174,078.

Note 7-Stock-Based Compensation

As of March 31, 2006, the Company has two stock-based compensation plans, the 2005 Equity Incentive Plan and the 1997 Stock Option Plan, under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1997 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders.

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123). No stock-based employee compensation cost was recognized in our Statement of Operations for the three months ended March 31, 2005 as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement No. 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three months ended March 31, 2006 has been reduced by estimated forfeitures based on historical trends of option forfeitures. The Company has recorded approximately $114,500 of stock-based compensation expense during the first quarter of 2006 as a result of the adoption of SFAS No. 123(R). The Company did not record any excess tax benefits as a result of adopting SFAS No. 123(R) in the three months ended March 31, 2006 because the Company is currently providing a valuation on future tax benefits realized until it can sustain a level of profitability that demonstrates its ability to utilize the assets. Results for prior periods have not been restated.

A summary of option activities under the stock option plans during the three months ended March 31, 2006 is presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	521,670	$2.17	34.7 mos.	$251,600
Granted	—	$—
Exercised	—	$—
Canceled or Expired	—	$—

Outstanding at March 31, 2006	521,670	$2.17	31.7 mos.	$230,600

Exercisable at March 31, 2006	190,000	$1.63	28.3 mos.	$166,500

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 210,000 options that were in-the-money at March 31, 2006. As of March 31, 2006, there was approximately $320,385 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of two years. The share-based compensation will be amortized based on the accelerated method over the vesting period.

A summary of the status of the Company’s non-vested stock options during the three months ended March 31, 2006 is presented below:

Non-vested Options	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2006	361,670	$2.36
Granted	—	—
Exercised	—	—
Vested	30,000	1.14
Forfeited or expired	—	—

Non-vested at March 31, 2006	331,670	$2.47

The following table illustrates the proforma effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement 123(R) to all periods presented.

Three Months Ended March 31, 2005
Net loss before stock-based compensation expense	$(186,964)
Less: total stock based employee compensation expense determined under fair value based method for all awards	(11,011)
Net loss	$(197,975)

Basic net loss per share:
Net loss before stock-based compensation	$(.06)
Stock-based compensation	(.00)
Basic net loss per share	$(.06)
Diluted net loss per share:
Net loss before stock-based compensation	$(.06)
Stock-based compensation	(.00)
Diluted net loss per share	$(.06)

The Company issues all of its options at fair market value at the time of grant. The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rates ranging from 3.4% to 6.1%, expected life of options ranging from 3 to 5 years; volatility ranging from 67% to 126% and no assumed dividends. The weighted-average grant-date fair value of options granted during 2005 was estimated to be $1.80. There were no options granted in the three months ended March 31, 2006.

FASB Statement No 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield, vesting percentage and forfeitures. These estimations and judgments are determined by us using many different variables that in many cases are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate may significantly impact the grant date fair value resulting in a significant impact to our financial results.

Note 8-Commitments and Contingencies

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

Note 9-Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities

Note 10-Acquisition of StorCOMM, Inc.

On November 22, 2005, the Company acquired StorCOMM, Inc. pursuant to an Agreement and Plan of Reorganization dated August 16, 2005 (the “Merger Agreement”). Simultaneously with the closing of the merger, ASPYRA sold in a private placement 1,500,000 shares of its common stock and warrants to purchase up to 300,000 shares of its common stock for $3,000,000 pursuant to the terms of the Common Stock and Warrant Purchase Agreement dated August 18, 2005. The private placement closed and became effective on November 22, 2005.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was based on an independent third-party valuation of certain intangible assets. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed is recorded as goodwill.

At November 22, 2005

Current assets	$1,286,767
Purchased technology	1,976,836
Other intangible assets	2,110,000
Goodwill	7,698,434

Total assets acquired	13,072,037

Current liabilities	3,554,447

Total liabilities assumed	3,554,447

Net assets acquired	$9,517,590

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

Since there is no step up in basis of the acquired intangible assets for tax purposes, amortization of purchased technology and other intangible assets is not deductible for tax purposes. A $1,634,734 deferred tax liability is calculated at the blended tax rate of 40% applied to the $1,976,836 purchased technology and $2,110,000 other intangible assets. At December 31, 2005, in accordance with SFAS 141, $1,634,734 of the deferred tax liability is expected to be realized over the term as the deferred tax asset, therefore $1,634,734 of the deferred tax liability was offset against the deferred tax asset of ASPYRA as part of the consolidated income tax provision. As a result of the transaction, ASPYRA’S deferred tax asset valuation was reduced. In accordance with SFAS 109, the change in valuation allowance was offset against goodwill.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of StorCOMM occurred on January 1, 2005. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed and presented.

Three Months Ended March 31, 2005
(unaudited)

Revenues	3,360,352
Net Loss	(564,645)
Loss per share-basic and diluted	(.17)

In January 2006, StorCOMM, Inc. changed its name to Aspyra Diagnostic Solutions, Inc.

Note 11-New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this standard did not have a material impact on our results of operations or financial position.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, as amendment of APB Opinion No. 29 Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring during our fiscal year beginning January 1, 2006. The adoption of this standard did not have a material impact on our results of operations or financial position.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. Statement No. 154 is effective for accounting changes made in our fiscal year beginning January 1, 2006. The adoption of this standard did not have a material impact on our results of operations or financial position.

Note 12-Subsequent Events

On May 17, 2006, ASPYRA sold in a private placement 2,250,000 shares of its common stock and warrants to purchase up to 1,350,000 shares of its common stock pursuant to the terms of the Common Stock and Warrant Purchase Agreement, dated May 4, 2006 (the “Purchase Agreement”), by and among ASPYRA and each of the Purchasers. The shares of common stock and warrants were sold in units, with each unit consisting of a single share of ASPYRA common stock and three-fifths of a warrant to purchase one share of ASPYRA common stock. The price per unit was $2.00 for an aggregate purchase price of $4.5 million.  The exercise price of the warrants is $3.00 per share.  These shares were issued and sold pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) that is available for offers and sales to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act and Section 4(2) of the Securities Act. Simultaneously with the execution of the Purchase Agreement, ASPYRA and each of the Purchasers entered into a Registration Rights Agreement, dated May 4, 2006, pursuant to which each of the Purchasers shall be entitled to certain registration rights.

Item 2.            Management’s Discussion and Analysis or Plan of Operation

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-QSB contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

All forward-looking statements are present expectations of future events and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The risks related to ASPYRA’s business discussed under “Risk Factors” of this Quarterly Report on Form 10-QSB, among others, could cause actual results to differ materially from those described in the forward-looking statements. Such risks include, among others: the competitive environment; unexpected technical and marketing difficulties inherent in major product development efforts; the potential need for changes in our long-term strategy in response to future developments; future advances in clinical information technology and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the products offered by ASPYRA; and rapid technological change in the microelectronics and software industries.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion relates to the newly merged business of ASPYRA, which includes the operations of its wholly owned subsidiaries Aspyra Diagnostic Systems, Inc. and Aspyra Technologies, Ltd. The merger was consummated on November 22, 2005 and this first fiscal quarter of 2006 is the first full quarterly report since the merger was consummated.

ASPYRA operates in one business segment and generates revenues primarily from the sale of its Clinical and Diagnostic Information Systems (CIS and DIS), which includes the license of proprietary application software, and may include the sale of servers and other hardware components to be integrated with its application software. In connection with its sales of its products, the Company provides implementation services for the installation, integration, and training of end users’ personnel. The Company also generates sales of ancillary software and hardware, including its data acquisition products, to its customers and to third parties. The Company also generates recurring revenues from the provision of comprehensive post implementation services to its customers, pursuant to extended service agreements. This is an important aspect of its business as the Company’s products are “mission critical” systems that are used by healthcare providers in most cases 24 hours per day and 7 days per week. The ability to provide comprehensive services is crucial to selling new customers and maintaining existing customers.

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

ASPYRA’s results of operations for the first fiscal quarter ended March 31, 2006 were marked by an increase in sales and an increase in operating loss over the comparable period of 2005 that are more fully discussed in the following section “Results of Operations.”  The Company’s increase in revenues was due to the addition of the revenues from ASPYRA’s wholly owned subsidiary, Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.). The Company had sales, which due to timing issues, were not fully implemented and recognized in the quarter. Despite the shortfall in our new system sales recognized, there were positive areas in our business. For instance, service revenues increased for the quarter by $492,052 or 39.7%. Generally, sales cycles for CIS and DIS products are lengthy and on average exceed six months from inception to closure. Because of the complexity of the sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

The operating losses incurred by the Company during the three-month period ended March 31, 2006 were primarily a result of two factors. First, the Company experienced delays related to implementation of systems, which prevented it from recognizing revenue on many of its DIS sales, which increased the Company’s deferred revenue as of March 31, 2006. Only a fraction of the sales booked in the quarter ended March 31, 2006, were actually recognized as revenue in that quarter. The backlog of deferred revenue associated with such sales increased to $1,759,791 as of March 31, 2006, which will be recognized in future periods. Second, the Company is engaged in executing an integration and restructuring of the merged business and incurred certain costs associated with such activities which were only partially offset by reductions in redundant personnel and other expenses during the quarter ended March 31, 2006. The Company expects to achieve synergies and cost reductions in its business as it completes further integration and restructuring in the next two fiscal quarters.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Revenues:
System sales	36.0%	32.2%
Service revenues	64.0	67.8
Total revenues	100.0	100.0
Cost of products and services sold:
System sales	29.2	24.8
Service revenues	28.0	22.7

Total cost of products and services	57.2	47.5
Gross profit	42.8	52.5
Operating expenses:
Selling, general and administrative	72.3	45.4
Research and development	18.1	17.2
Total operating expenses	90.4	62.6
Operating loss	(47.6)	(10.2)

Loss before provision for income taxes	(48.6)	(10.2)
Provision for income taxes	—	—
Net loss	(48.6)	(10.2)

Revenues

Sales for the first fiscal quarter ended March 31, 2006 increased to $2,702,075, as compared to $1,825,288 for the comparable quarter ended March 31, 2005, an overall increase of approximately $876,787 or 48.0%. When analyzed by product category for the quarter, sales of CIS and DIS products increased by $384,735, or 65.5%, and service revenues increased by $492,052 or 39.7%. The increase in sales of CIS and DIS products was primarily attributable to the addition of the revenues from ASPYRA’s wholly owned subsidiary, Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.) described above under “Overview”. The increase in service revenues is attributable to the consolidation of service revenues from the subsidiaries and a greater number of client accounts under contract. Service revenues are expected to continue to increase as and when the Company’s installed base of CIS and DIS installations increases.

Although the Company continues to invest in sales and marketing activities, management is cautious about the near-term outlook for its sales of CIS and DIS products as it focuses on increasing its transaction pipeline. The Company has invested additional funds into marketing activities to further build its sales pipeline as well as to launch the newly merged company. The Company’s future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter, and the temporary delays in the closing of new CIS and DIS sales. In addition, the Company’s revenues associated with CIS and DIS sales may be delayed due to client related issues such as client staff availability for training, information technology infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of ASPYRA.

Costs of products and services sold

Cost of sales for the first quarter ended March 31, 2006 increased by $678,582 or 78.2% as compared to the same period of fiscal 2005. The increase in cost of sales was primarily attributable to an increase in material costs of $143,617 or 142.1%, an increase in labor costs of $349,240 or 75.4%, and an increase in other costs of $185,725 or 61.1%. The increase in material costs was attributable to the increase in sales of CIS and DIS products discussed above. The increase in labor costs was attributable to the consolidation of addition of personnel of Aspyra Diagnostic Solutions, Inc. The increase to other costs was also a result of the addition of the operations of the subsidiary. For the current quarter, cost of sales as a percentage of sales was 57%, as compared to 48% for the comparable period of 2005. The overall percentage increase in cost of sales, as a percentage of sales, in the quarter was attributable to a reduced number of sales of CIS and DIS products recognized. As a result, gross margins decreased from 52% for the three months ended March 31, 2005 to 43% for the three months ended March 31, 2006. The Company could potentially experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1,124,124 or 135.6% for the current fiscal quarter ended March 31, 2006 as compared to the same period of fiscal 2005. The increases in selling, general and administrative expenses were primarily attributable to the addition of expenses from the consolidation of the subsidiaries of approximately  $629,000 as well as additional expenses incurred during the quarter ended March 31, 2006, as follows:  legal and accounting fees of approximately $71,000, tradeshow expenses of approximately $90,000 and expenses related to the Company’s user symposium of approximately $72,000 in the current quarter. Also included in the current quarter as additional expense was approximately $150,000 attributable to amortization of intangible assets, and compensation expense of approximately $114,000 associated with the adoption of FASB Statement 123R. The Company’s plans include increased further investment in its marketing and sales programs during the balance of its 2006 fiscal year.

Research and development expenses

Research and development expenses increased by $173,625, or 55.1% for the current fiscal quarter ended March 31, 2006 as compared to the same period of fiscal 2005. The increase is attributable to increases in salaries as a result of the addition of the personnel in the consolidated subsidiaries, which amounted to approximately $142,000 during the current quarter. For the comparable first quarters of 2006 and 2005, the Company capitalized software costs of $267,219 and $126,000, respectively, which are generally amortized over the estimated useful life, not to exceed five years. Such costs were attributable to the development of AccessRAD the new RIS/PACs platform that integrates the Company’s radiology information system CyberRAD with its AccessNET PACS system, and enhancements and new modules for the Company’s CIS and DIS products. The Company plans to continue significant product development activities at current expense levels throughout the 2006 fiscal year.

Interest Expense

Interest expense for the three months ended March 31, 2006 increased by $27,222 or 524.3% as compared to the same period of fiscal 2005. The increase is a result of the increased borrowings at March 31, 2006 as compared to March 31, 2005.

Net income (loss)

As a result of the factors discussed above, the Company incurred a net loss of $1,313,718 or basic and diluted loss per share of $.15 in the first fiscal quarter of 2006 as compared to net loss of $186,964 or basic and diluted loss per share of $.06 for the first fiscal quarter of 2005.

Liquidity and Capital Resources

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use. The Company invested $267,219 and $126,000 respectively during three months ended March 31, 2006 and 2005 in software development. These expenditures related to investment in the Company’s new RIS/PACS integrated system AccessRAD, and the new browser version of the Company’s LIS product, CyberLAB, and other product enhancements. The Company anticipates expending additional sums during fiscal 2006 on product enhancements to all its products and the further development of AccessRAD, and the new browser version of the Company’s LIS product, CyberLAB. During three months ended March 31, 2006 and 2005, the Company invested an aggregate of $113,068 and $81,088, respectively, in fixed assets primarily consisting of computers and software.

As of March 31, 2006, the Company’s working capital amounted to a deficit of $3,895,393 compared to a deficit of $2,549,521, as of December 31, 2005. The deficit working capital position on a consolidated basis is the result of ASPYRA merging with Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.) which had a substantial negative working capital position at the time of the merger and the increase in deferred revenues which in the aggregate amounted to approximately $4,140,000 at March 31, 2006. On May 17, 2006, the Company sold in a private placement transaction 2,250,000 shares of its common stock and warrants to purchase up to 1,350,000 shares of its common stock pursuant to the terms of the Common Stock and Warrant Purchase Agreement, dated May 4, 2006. The private placement generated $4.5 million and improves the Company’s working capital position.

Cash used in operating activities were $222,885 for the three-month period ended March 31, 2006 compared to cash provided by operations of $436,156 for the comparable period of fiscal 2005. The decrease in cash flow from operating activities was primarily attributable to the net loss incurred and the net change in accrued receivables, payables, and deferred revenues compared to the same period of fiscal 2005.

Net cash used in investing activities totaled $380,287 for the three-month period ended March 31, 2006, compared to $276,714 used in investing activities during the comparable period of 2005. The increase in cash used in investing activities was due to increased investment in property and equipment and additional investment in capitalized software, and additions to capitalized acquisition costs.

Cash flows from financing activities amounted to $212,321 during the three-month period ended March 31, 2006 compared to $48,000 used during the comparable period of fiscal 2005. The increase was primarily from borrowings on its revolving line of credit with the bank offset by cash flows from payments on notes payable.

The Company’s primary source of working capital has been generated from the private placement, which was completed in November 2005, and from borrowings. The Company’s results of operations for the current fiscal quarter ended March 31, 2006 produced negative operating cash flow of approximately $222,885. An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems. We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may, from time to time, evaluate acquisitions of other businesses, applications or technologies.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of ASPYRA’s financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with its clients. Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items. Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value. Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which, are specifically reserved. In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known. At March 31, 2006, the inventory reserve was approximately $131,800.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The accounts receivable balance at March 31, 2006 was $2,090,081, net of an allowance for doubtful accounts of approximately $68,500.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services. The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services. The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements. The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract. The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software. At March 31, 2006 deferred revenue was $1,759,791.

Post Implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided. Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized. At March 31, 2006 deferred service contract income was $2,381,095.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years. For the three-month periods ended March 31, 2006 and 2005, the Company capitalized $267,219 and $126,000, respectively. At March 31, 2006, the balance of capitalized software costs was $2,078,470, net of accumulated amortization of $1,286,081.

Intangible Assets

Intangible assets, with definite and indefinite lives, consist of acquired technology, customer relationships, channel partners, and goodwill. They are recorded at cost and are amortized, except goodwill, on a straight-line basis based on the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 4 to 15 years.

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and indefinite life intangible assets are no longer amortized but are subject to periodic impairment tests. Other intangible assets with definite lives, such as acquired technology, customer relationships, channel partners continue to be amortized over their useful lives. Management monitors intangible assets for impairment on a periodic basis. On an annual basis, unless circumstances indicate impairment may have occurred between annual dates, management performs an impairment analysis of goodwill and its indefinite life intangible asset. On a quarterly basis, management reviews definite life intangible assets to determine if the carrying values of intangible assets are impaired. The purpose of these reviews is to identify any facts or circumstances, either internal or external, which may indicate that the carrying value of the assets may not be recoverable.

Stock-based Compensation

We have two stock-based compensation plans, the 2005 Equity Incentive Plan and the 1997 Stock Option Plan, under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1997 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders.

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123). No stock-based employee compensation cost was recognized in our Statement of Operations for the three months ended March 31, 2005 as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement No. 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

FASB Statement No 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that in many cases are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate may significantly impact the grant date fair value resulting in a significant impact to our financial results.

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

We have incurred losses recently that may adversely impact liquidity.

We have experience operating losses and cash outflows. At March 31, 2006, our net loss was $1,313,718, our cash and cash equivalents totaled $934,732, and our working capital deficit was $3,895,393. We cannot be certain that ASPYRA will become profitable and sustain profitability. If ASPYRA does not become profitable and sustain profitability, the market price of our common stock will likely decline.

If ASPYRA and Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM) fail to effectively integrate their operations, the combined company may not realize the potential benefits of the merger.

The integration of ASPYRA and Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM) has been a time consuming and expensive process and may disrupt the combined company’s operations if it is not completed in a timely and efficient manner. The integration is still in process. If this integration effort is not successful, the combined company’s results of operations could be harmed, employee morale could decline, key employees could leave, customers could cancel existing orders or choose not to place new ones and the combined company could have difficulty complying with regulatory requirements. In addition, the combined company may not achieve anticipated synergies or other benefits of the merger. ASPYRA and Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM) must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. The combined company may encounter the following difficulties, costs and delays involved in integrating their operations:

•       failure to successfully manage relationships with customers and other important relationships;

•       failure of customers to accept new services or to continue using the products and services of the combined company;

•       difficulties in successfully integrating the management teams and employees of ASPYRA and Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM);

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

If the combined company’s operations do not meet the expectations of customers of ASPYRA or Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM) then these customers may cease doing business with the combined company altogether, which would harm the results of operations and financial condition of ASPYRA.

If the anticipated benefits of the merger are not realized or do not meet the expectations of financial or industry analysts, the market price of ASPYRA common stock may decline. The market price of ASPYRA common stock may decline as a result of the merger if:

•       the integration of ASPYRA and Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM) is unsuccessful;

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

Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM) currently relies on third party distribution arrangements to distribute its products. The loss of any of these relationships, or a material change in any of them, could materially harm our business.

For the three months ended March 31, 2006 and March 31, 2005, Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM) received approximately 90% and 80% of its revenues, respectively, through third party distribution arrangements. We expect that we will continue to generate a significant portion of our revenues through a limited number of distribution arrangements for the foreseeable future. A significant portion of the Company’s outstanding accounts receivable is with such third party distributors, which will result in a concentration of our credit risk. If any of these third party distributors decides not to market or distribute our products or decides to terminate or not renew its agreement with us, we may be unable to replace the affected agreements with acceptable alternatives, which could materially harm our business, operating results and financial condition.

We depend on channel partners and distributors for a significant portion of our revenues.

In each of fiscal 2005 and 2004, Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM) generated approximately 90%, respectively, of its revenues from medical imaging related products. We expect to continue to derive a substantial portion of our revenues from this single product category. If this product category is not successful in the future or we are unable to develop new applications that are as successful, our future revenues could be limited and our business may suffer.

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

The quarterly financial results of ASPYRA have fluctuated in the past, and the quarterly financial results of the combined company are likely to vary significantly in the future. A number of factors associated with the operations of our business may cause our quarterly financial results to fluctuate, including our ability to:

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this standard did not have a material impact on our results of operations or financial position.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, as amendment of APB Opinion No. 29 Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring during our fiscal year beginning January 1, 2006. The adoption of this standard did not have a material impact on our results of operations or financial position.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. Statement No. 154 is effective for accounting changes made in our fiscal year beginning January 1, 2006. The adoption of this standard did not have a material impact on our results of operations or financial position.

Item 3.            Controls and Procedures

Attached as exhibits to this Quarterly Report on Form 10-QSB are certifications of ASPYRA’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. This section should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.            Other Information

As previously reported on the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006, on May 17, 2006, ASPYRA sold in a private placement 2,250,000 shares of its common stock and warrants to purchase up to 1,350,000 shares of its common stock pursuant to the terms of the Common Stock and Warrant Purchase Agreement, dated May 4, 2006 (the “Purchase Agreement”), by and among ASPYRA and each of the Purchasers listed on Schedule 1 thereto. The shares of common stock and warrants were sold in units, with each unit consisting of a single share of ASPYRA common stock and three-fifths of a warrant to purchase one share of ASPYRA common stock. The price per unit was $2.00 for an aggregate purchase price of $4.5 million.  The exercise price of the warrants is $3.00 per share.  These shares were issued and sold pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) that is available for offers and sales to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act and Section 4(2) of the Securities Act. Simultaneously with the execution of the Purchase Agreement, ASPYRA and each of the Purchasers entered into a Registration Rights Agreement, dated May 4, 2006, pursuant to which each of the Purchasers shall be entitled to certain registration rights. There is no material relationship between the Registrant and purchasers.

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

ASPYRA, INC.
(Registrant)

Date:	May 18, 2006	/S/ Steven M. Besbeck
Steven. M. Besbeck, President and
Chief Executive Officer (Principal Executive Officer)

Date:	May 18, 2006	/S/ Anahita Villafane
Anahita Villafane,
Chief Financial Officer (Principal Financial and Accounting Officer

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