Form 10QSB
period 2006-06-30
ASPYRA INC
filed 2006-08-14
CIK 712815

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number 0-12551

ASPYRA, INC.

(formerly known as CREATIVE COMPUTER APPLICATIONS, INC.)

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

Yes  ☐            No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  10,769,400 common shares as of August 10, 2006.

Transitional Small Business Disclosure Format (check one):

Yes  ☐            No  ☒

ASPYRA, INC.

FORM 10-QSB

I N D E X

ASPYRA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,338,547	$1,329,753
Restricted cash (Note 6)	1,000,000	—
Receivables, net	1,879,960	1,547,699
Inventory	308,591	207,345
Prepaid expenses and other assets	559,526	589,510
TOTAL CURRENT ASSETS	7,086,624	3,674,307
PROPERTY AND EQUIPMENT, net	1,160,558	511,919
INVENTORY OF COMPONENT PARTS	126,301	158,302
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $930,974 and $1,211,445	2,237,104	1,885,887
INTANGIBLES, net	4,395,986	4,697,240
GOODWILL	7,698,434	7,698,434
	$22,705,007	$18,626,089
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable (Note 6)	$1,374,078	$995,403
Accounts payable	1,023,972	1,218,698
Accrued liabilities:
Vacation pay	373,800	384,887
Accrued payroll	293,850	355,277
Accrued settlement	—	154,300
Accrued interest and penalty	184,876	—
Other	389,222	338,098
Deferred service contract income	2,492,013	1,611,644
Deferred revenue on system sales	1,773,136	1,165,521
Capital lease — current portion	127,297	—
TOTAL CURRENT LIABILITIES	8,032,244	6,223,828
CAPITAL LEASE	470,413	—
NOTES PAYABLE	87,486	220,871
TOTAL LIABILITIES	8,590,143	6,444,699
SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 10,769,400 and 8,489,400 shares issued and outstanding	21,098,076	16,974,222
Additional paid-in-capital	207,415	—
Accumulated deficit	(7,168,039)	(4,790,142)
Accumulated other comprehensive loss	(22,588)	(2,690)
TOTAL SHAREHOLDERS’ EQUITY	14,114,864	12,181,390
	$22,705,007	$18,626,089

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2006	2005
	(Unaudited)
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$1,401,410	$296,600
Service revenue	1,816,411	1,259,407
	3,217,821	1,556,007
COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	1,122,008	371,218
Service revenue	637,813	409,831
	1,759,821	781,049
Gross profit	1,458,000	774,958
OPERATING EXPENSES
Selling, general and administrative	1,931,313	771,245
Research and development	473,224	244,097
Total operating expenses	2,404,537	1,015,342
Operating loss	(946,537)	(240,384)
INTEREST AND OTHER INCOME	16,185	4,415
INTEREST EXPENSE	(133,828)	(2,569)
Loss before provision for income taxes	(1,064,180)	(238,538)
PROVISION FOR INCOME TAXES	—	—
NET LOSS	$(1,064,180)	$(238,538)
LOSS PER SHARE (Note 5):
Basic	$(.11)	$(.07)
Diluted	(.11)	(.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	9,614,200	3,383,233
Diluted	9,614,200	3,383,233

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$2,373,252	$883,707
Service revenue	3,546,644	2,497,588
	5,919,896	3,381,295
COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	1,910,467	824,568
Service revenue	1,396,148	824,693
	3,306,615	1,649,261
Gross profit	2,613,281	1,732,034
OPERATING EXPENSES
Selling, general and administrative	3,884,169	1,599,977
Research and development	961,692	558,940
Total operating expenses	4,845,861	2,158,917
Operating loss	(2,232,580)	(426,883)
INTEREST AND OTHER INCOME	20,924	9,142
INTEREST EXPENSE	(166,242)	(7,761)
Loss before provision for income taxes	(2,377,898)	(425,502)
PROVISION FOR INCOME TAXES	—	—
NET LOSS	$(2,377,898)	$(425,502)
LOSS PER SHARE (Note 5):
Basic	$(.26)	$(.13)
Diluted	(.26)	(.13)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	9,051,800	3,368,567
Diluted	9,051,800	3,368,567

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(2,377,898)	$(425,502)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	470,737	67,260
Provision for doubtful accounts	18,371	21,528
Amortization of capitalized software costs	148,369	178,636
Stock based compensation	207,415	—
Increase (decrease) from changes in:
Receivables	(350,632)	1,004,680
Inventories	(69,245)	(40,339)
Prepaid expenses and other assets	29,985	(58,517)
Accounts payable	(194,726)	(68,349)
Accrued liabilities	9,186	(9,485)
Deferred service contract income	161,492	(396,285)
Deferred revenue on system sales	1,326,492	143,785
Net cash provided by (used in) operating activities	(620,454)	417,412
INVESTING ACTIVITIES
Additions to property and equipment	(181,637)	(169,759)
Additions to deferred merger costs	—	(199,790)
Additions to capitalized software costs	(499,586)	(340,421)
Net cash used in investing activities	(681,223)	(709,970)
FINANCING ACTIVITIES
Borrowings on line of credit	400,000	—
Payments on notes payable	(154,710)	(100,000)
Payments on capital leases	(38,775)	—
Increase in restricted cash	(1,000,000)
Net proceeds from sales of stock in private placement	4,101,088	—
Buyback of fractional shares related to merger	(234)	—
Exercise of stock options	23,000	92,000
Net cash provided by (used in) financing activities	3,330,369	(8,000)
Foreign currency translation adjustment	(19,898)	—
NET INCREASE (DECREASE) IN CASH	2,008,794	(300,558)
CASH, beginning of period	1,329,753	1,655,063
CASH, end of period	$3,338,547	$1,354,505

See notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1-Presentation of Financial Statements

In the opinion of management of Aspyra, Inc. (the “Company” or “ASPYRA”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2006, the results of its operations for the three and six-month periods ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005.  These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2-Liquidity

As of June 30, 2006, the Company’s working capital amounted to a deficit of $945,620 compared to a deficit of $2,549,521, as of December 31, 2005.  The deficit working capital position on a consolidated basis is the result of ASPYRA merging with Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.), which had a substantial negative working capital position at the time of the merger and the increase in deferred revenues, which in the aggregate amounted to approximately $4,265,000 at June 30, 2006.  On May 17, 2006, the Company sold in a private placement transaction 2,250,000 shares of its common stock and warrants to purchase up to 1,350,000 shares of its common stock pursuant to the terms of the Common Stock and Warrant Purchase Agreement, dated May 4, 2006.  The private placement generated $4,500,000, less costs, and improved the Company’s working capital position.

The Company’s primary source of working capital has been generated from the private placements, which were completed in November 2005 and May 2006, and from borrowings.  The private placement that was completed in November 2005 generated $3,000,000, less costs.  The Company’s results of operations for the six months ended June 30, 2006 produced negative operating cash flow of $620,454.  An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may, from time to time, evaluate acquisitions of other businesses, applications or technologies.

Note 3-Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.

The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At June 30, 2006 and December 31, 2005 the inventory allowance was $146,781 and $116,781, respectively.

Note 4-Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. In accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets, management reviews definite life intangible assets to determine if events or circumstances have occurred which may cause the carrying values of intangible assets to be impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable.  At June 30, 2006, the net carrying value of goodwill and intangible assets were $7,698,434 and $4,395,986, respectively.

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

Earnings per share has been computed as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
NET LOSS	$(1,064,180)	$(2,377,898)	$(238,538)	$(425,502)
Basic weighted average number of common shares outstanding	9,614,200	9,051,800	3,383,233	3,368,567
Dilutive effect of stock options	—	—	—	—
Diluted weighted average number of common shares outstanding	9,614,200	9,051,800	3,383,233	3,368,567
Basic loss per share	$(.11)	$(.26)	$(.07)	$(.13)
Diluted loss per share	$(.11)	$(.26)	$(.07)	$(.13)

For the three and six months ended June 30, 2006, options to purchase 482,485 and 532,485 shares of common stock at per share prices ranging from $.72 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.  For the three and six months ended June 30, 2005, options to purchase 314,000 shares of common stock at per share prices ranging from $.72 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

Note 6-Debt Obligations

The Company’s line of credit with its bank provides for $1,000,000 on a revolving basis through May 19, 2007.  The line of credit is secured by a $1,000,000 time deposit account.  On June 30, 2006, the total amount due to the bank was $900,000.  The Company acquired a note in conjunction with the merger with Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.), with an interest rate of 7% with payments in the amount of $25,000 due monthly.  As of June 30, 2006, the total amount due on this note was $387,486.  The Company also acquired unsecured notes in conjunction with the merger with interest rates ranging from 7% to 8%.  These notes are due upon demand and the balance outstanding at June 30, 2006 was $174,078.

Note 7-Stock-Based Compensation

As of June 30, 2006, the Company has two stock-based compensation plans, the 2005 Equity Incentive Plan and the 1997 Stock Option Plan, under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1997 Stock Option Plan was terminated for purposes of new grants.  Both of these plans have been approved by our shareholders.

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in our Statement of Operations for the three and six months ended June 30, 2005 as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and six months ended June 30, 2006 has been reduced by estimated forfeitures based on historical trends of option forfeitures.  The Company has recorded approximately $92,862 and $207,415 of stock-based compensation expense during the three and six months ended June 30, 2006 as a result of the adoption of SFAS No. 123(R).  The Company did not record any excess tax benefits as a result of adopting SFAS No. 123(R) in the three and six months ended June 30, 2006 because the Company is currently providing a valuation on future tax benefits realized until it can sustain a level of profitability that demonstrates its ability to utilize the assets.  Results for prior periods have not been restated.

A summary of option activities under the stock option plans during the six months ended June 30, 2006 is presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	521,670	$2.17	34.7 mos.	$251,600
Granted	50,000	$2.48
Exercised	(30,000)	$0.77
Canceled or Expired	(9,185)	$2.75
Outstanding at June 30, 2006	532,485	$2.26	32.8 mos.	$181,900
Exercisable at June 30, 2006	230,621	$1.98	28.2 mos.	$135,600

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 180,000 options that were in-the-money at June 30, 2006.  As of June 30, 2006, there was approximately $318,421 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of two years.  The share-based compensation will be amortized based on the accelerated method over the vesting period.  During the three months ended June 30, 2006, the Company granted 50,000 options at a weighted average fair value price of $2.48 per share.

A summary of the status of the Company’s non-vested stock options during the six months ended June 30, 2006 is presented below:

Non-vested Options	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2006	361,670	$2.36
Granted	50,000	2.48
Exercised	—	—
Vested	(100,621)	2.39
Forfeited or expired	(9,185)	2.75
Non-vested at June 30, 2006	301,864	$2.48

The following table illustrates the proforma effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123(R) to all periods presented.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss before stock-based compensation expense	$(238,538)	$(425,502)
Less: total stock based employee compensation expense determined under fair value based method for all awards	(11,011)	(22,021)
Net loss	$(249,549)	$(447,523)
Basic net loss per share:
Net loss before stock-based compensation	$(.07)	$(.13)
Stock-based compensation	(.00)	(.00)
Basic net loss per share	$(.07)	$(.13)
Diluted net loss per share:
Net loss before stock-based compensation	$(.07)	$(.13)
Stock-based compensation	(.00)	(.00)
Diluted net loss per share	$(.07)	$(.13)

The Company issues all of its options at fair market value at the time of grant.  The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rates ranging from 3.4% to 4.5%, expected life of options ranging from 3 to 5 years; volatility ranging from 70% to 106% and no assumed dividends.  The weighted-average grant-date fair value of options granted during 2005 was estimated to be $1.80.  There were 50,000 options granted in the six months ended June 30, 2006 at a weighted average fair value of $2.48 per share.  For the six months ended June 30, 2006, the Company used a forfeiture rate of 0% and 4% for non-qualified stock options and incentive stock options, respectively.

SFAS No. 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield, vesting percentage and forfeitures. These estimations and judgments are determined by us using many different variables that in many cases are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate may significantly impact the grant date fair value resulting in a significant impact to our financial results.

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

The acquisition of StorCOMM is accounted for as a purchase business combination in accordance with Statement of SFAS No. 141, “Business Combinations.” The total purchase price related to the acquisition of StorCOMM was $9,517,590.

StorCOMM operates as a wholly owned subsidiary of ASPYRA and the Company’s financial statements include the results of StorCOMM from the closing date of the acquisition (November 22, 2005).

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

The purchased technology is comprised of internally created software, which was valued by the independent third-party who assigned an expected useful life of six years.

The other intangible assets are primarily comprised of customer relationships valued by the independent third-party. The expected useful life assigned is fifteen years.

The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed was recorded as goodwill, which is expected to be deductible for income tax purposes.

Since there is no step up in basis of the acquired intangible assets for tax purposes, amortization of purchased technology and other intangible assets is not deductible for tax purposes. A $1,634,734 deferred tax liability is calculated at the blended tax rate of 40% applied to the $1,976,836 purchased technology and $2,110,000 other intangible assets. At December 31, 2005, in accordance with SFAS No. 141, $1,634,734 of the deferred tax liability is expected to be realized over the term as the deferred tax asset, therefore $1,634,734 of the deferred tax liability was offset against the deferred tax asset of ASPYRA as part of the consolidated income tax provision. As a result of the transaction, ASPYRA’S deferred tax asset valuation was reduced. In accordance with SFAS No. 109, the change in valuation allowance was offset against goodwill.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of StorCOMM occurred on January 1, 2005. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed and presented.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(unaudited)	(unaudited)
Revenues	$3,468,530	$6,828,882
Net Loss	(601,662)	(1,166,307)
Loss per share-basic and diluted	(.07)	(.14)

In January 2006, StorCOMM, Inc. changed its name to Aspyra Diagnostic Solutions, Inc.

Note 11-Private Placement

On May 17, 2006, ASPYRA sold in a private placement 2,250,000 shares of its common stock and warrants to purchase up to 1,350,000 shares of its common stock pursuant to the terms of the Common Stock and Warrant Purchase Agreement, dated May 4, 2006 (the “Purchase Agreement”), by and among ASPYRA and each of the Purchasers. The shares of common stock and warrants were sold in units, with each unit consisting of a single share of ASPYRA common stock and three-fifths of a warrant to purchase one share of ASPYRA common stock. The price per unit was $2.00 for an aggregate purchase price of $4,500,000, less costs.  The exercise price of the warrants is $3.00 per share.  These shares were issued and sold pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) that is available for offers and sales to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act and Section 4(2) of the Securities Act.  Simultaneously with the execution of the Purchase Agreement, ASPYRA and each of the Purchasers entered into a Registration Rights Agreement, dated May 4, 2006, pursuant to which each of the Purchasers shall be entitled to certain registration rights.

During the second quarter ended June 30, 2006 the Company accrued approximately $98,000 which is attributable to a penalty related to the private placement transaction that was completed in November 2005, whereby the investors were entitled to receive an amount of 1% per month of the private placement of $3,000,000 if the Company’s registration statement had not been declared effective within 120 days of the closing of the private placement.

Note 12-Supplemental Cash Flow

During the six months ended June 30, 2006, the Company entered into capital leases for the purchase of equipment totaling $636,485 of which $38,775 was paid during the period.

Note 13-Subsequent Events

On August 3, 2006, Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.) executed an amendment to its operating lease for the Jacksonville office location.  The amendment extends the term of the lease, which expires on October 31, 2006 to January 31, 2012 with an effective base rental of approximately $11,534 per month, plus common area maintenance costs, sales tax and property taxes.

Note 14-New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of APB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this standard did not have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” as amendment of APB Opinion No. 29 “Accounting for Nonmonetary Transactions”. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring during our fiscal year beginning January 1, 2006. The adoption of this standard did not have a material impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. Statement No. 154 is effective for accounting changes made in our fiscal year beginning January 1, 2006. The adoption of this standard did not have a material impact on our results of operations or financial position.

SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes a contractual obligation to service a financial asset in certain circumstances. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS No. 156 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of SFAS No. 156 on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of our income tax provision. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis.

FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion relates to the newly merged business of ASPYRA, which includes the operations of its wholly owned subsidiaries Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.) and Aspyra Technologies, Ltd. (formerly StorCOMM Technologies, Ltd.).  The merger, which resulted in the acquisition of StorCOMM, was consummated on November 22, 2005 and this second fiscal quarter and six-month period of 2006 is the second full quarterly report since the merger was consummated.

ASPYRA operates in one business segment and generates revenues primarily from the sale of its Clinical and Diagnostic Information Systems (CIS and DIS), which includes the license of proprietary application software, and may include the sale of servers and other hardware components to be integrated with its application software. In connection with its sales of its products, the Company provides implementation services for the installation, integration, and training of end users’ personnel. The Company also generates sales of ancillary software and hardware, including its data acquisition products, to its customers and to third parties. We recognize these revenues under system sales in our financial statements.  The Company also generates recurring revenues from the provision of comprehensive post implementation services to its customers, pursuant to extended service agreements. We recognize these revenues under service revenues in our financial statements.  This is an important aspect of its business as the Company’s products are “mission critical” systems that are used by healthcare providers in most cases 24 hours per day and 7 days per week. The ability to provide comprehensive services is crucial to obtaining new customers and maintaining existing customers.

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

ASPYRA’s results of operations for the second fiscal quarter and six-month period ended June 30, 2006 were marked by an increase in sales and an increase in operating loss over the comparable period of 2005 that are more fully discussed in the following section “Results of Operations.”  The Company’s increase in revenues was due to the addition of the revenues from ASPYRA’s wholly owned subsidiaries, Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.) and Aspyra Technologies, Ltd. (formerly StorCOMM Technologies, Ltd..).  The Company had sales, which due to timing issues, were not fully implemented and recognized in the quarter resulting in deferred revenue of approximately $1.8 million at June 30, 2006.  Generally, sales cycles for CIS and DIS products are lengthy and on average exceed six months from inception to closure.  Because of the complexity of the sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

The operating losses incurred by the Company during the current quarter and six-month period ended June 30, 2006 were primarily a result of three factors.  First, the Company continued to experience delays related to implementation of systems, which prevented it from recognizing revenue on many of its DIS sales.  Only a fraction of the sales booked in the quarter ended June 30, 2006, were actually recognized as revenue in that quarter.  The backlog of deferred revenue associated with such sales increased to $1,773,791 as of June 30, 2006, which will be recognized in future periods.  Second, the Company is completing the integration and restructuring of the merged business and incurred certain costs associated with such activities which were only partially offset by reductions in redundant personnel and other expenses during the quarter ended June 30, 2006.  The Company expects to achieve synergies and cost reductions in its business as it completes further integration and restructuring in the next two fiscal quarters.  Third, the Company has been primarily reliant on distributors and channel partners for the sales of its diagnostic systems and has been subject to inconsistencies in the performance of such third parties and the timely consummation of orders.  Aspyra is addressing this by implementing a direct sales model for some of the diagnostic system products to supplement the distribution and channel network so that it is less reliant on third parties in the sale of its diagnostic systems.

Overall the Company’s operating losses declined by approximately $340,000 to $946,537 during the second fiscal quarter ended June 30, 2006 as compared to $1,286,043 during the first fiscal quarter ended March 31, 2006.  Management believes that the operating losses will continue to decline as the integration plan is concluded and the Company reaches it sales objectives.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Revenues:
System sales	43.6%	40.1%	19.1%	26.1%
Service revenues	56.4	59.9	80.9	73.9
Total revenues	100.0	100.0	100.0	100.0
Cost of products and services sold:
System sales	34.9	32.3	23.9	24.4
Service revenues	19.8	23.6	26.3	24.4
Total cost of products and services	54.7	55.9	50.2	48.8
Gross profit	45.3	44.1	49.8	51.2
Operating expenses:
Selling, general and administrative	60.0	65.6	49.6	47.3
Research and development	14.7	16.2	15.7	16.5
Total operating expenses	74.7	81.8	65.3	63.8
Operating loss	(29.4)	(37.7)	(15.5)	(12.6)
Loss before provision for income taxes	(33.1)	(40.2)	(15.3)	(12.6)
Provision for income taxes	—	—	—	—
Net loss	(33.1)	(40.2)	(15.3)	(12.6)

Revenues

Sales for the fiscal quarter ended June 30, 2006 increased to $3,217,821, as compared to $1,556,007 for the comparable quarter ended June 30, 2005, an overall increase of approximately $1,661,814 or 106.80%. For the six-month period ended June 30, 2006 sales increased to $5,919,896, as compared to $3,381,295, an overall increase of $2,538,601 or 75.1%.   When analyzed by revenue category for the quarter and six-month period, sales of CIS and DIS products increased by $1,104,810, or 372.49%, and $1,489,545 or 168.6% respectively.  For the quarter and six-month period, service revenues increased by $557,004 or 44.23% and $1,049,056 or 42% respectively. The increase in sales of CIS and DIS products was primarily attributable to the addition of the revenues from ASPYRA’s wholly owned subsidiaries, described above under “Overview”.  The increase in service revenues is attributable to the consolidation of service revenues from the subsidiaries and a greater number of client accounts under contract.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS and DIS installations increases.

The Company continues to invest heavily in sales and marketing activities focused on increasing its transaction pipeline and transitioning to more of a direct sales model so that it is less reliant on third parties in the sale of its CIS and DIS products.  While this transition is being completed management is cautious about the near-term outlook for its sales of CIS and DIS products.  The Company has invested additional funds into marketing activities to further build its sales pipeline as well as to launch the newly merged company into new market opportunities.  The Company’s future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter, and the temporary delays in the closing of new CIS and DIS sales.  In addition, the Company’s revenues associated with CIS and DIS sales may be delayed due to client related issues such as client staff availability for training, information technology infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of ASPYRA.

Costs of products and services sold

Cost of sales for the quarter ended June 30, 2006 increased by $978,772 or 125.3% to $1,759,821, as compared to $781,049 for the same quarter of fiscal 2005.  Cost of sales for the six-month period increased by $1,657,354 or 100.5% to $3,306,615 for the six-month period compared to $1,649,261 for the same period of fiscal 2005.  For the quarter and six-month period, the increases in cost of sales were primarily attributable to an increase in labor costs of $319,307 or 70.9%, and $668,547 or 73.2% respectively, increases in material costs of $394,832 or 713.6%, and $538,450 or 344.3% respectively; and increases in other costs of $264,631 or 96.2% and $450,357 or 77.8% respectively, as compared to the same periods in fiscal 2005.  The increase in material costs was attributable to the increase in sales of CIS and DIS products discussed above.  The increase in labor costs was attributable to the consolidation of addition of personnel of Aspyra Diagnostic Solutions, Inc. The increase to other costs was also a result of the addition of the operations of the subsidiaries.  For the current quarter and six-month period, cost of sales as a percentage of sales was 55% and 56% respectively, as compared to 50% and 49% respectively for the comparable periods of 2005.  The overall percentage increase in cost of sales, as a percentage of sales, in the quarter was attributable to the volume and mix of sales during the periods discussed and the cost of sales related thereto.  The Company could potentially experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1,160,068 or 150% for the current fiscal quarter ended June 30, 2006 as compared to the same quarter in fiscal 2005.  For the six-month period, selling, general and administrative expenses increased by $2,284,192 or 142.8% as compared to the same period in fiscal 2005. For the quarter the increases in selling, general and administrative expenses were primarily attributable to the addition of expenses from the consolidation of the subsidiaries of approximately $753,000 as well as additional expenses incurred during the quarter ended June 30, 2006, as follows:  legal and accounting fees of approximately $119,000, corporate governance expenses of $63,000 tradeshow expenses of approximately $38,000, additional personnel in regulatory affairs and accounting of approximately $35,000 depreciation expense of $28,000,and compensation expense of approximately $69,000 associated with the adoption of SFAS No. 123(R).  Also included in the current quarter, as additional expense consolidated from our subsidiaries was approximately $150,000 attributable to amortization of intangible assets.

For the six-month period the increases in selling, general and administrative expenses were primarily attributable to the addition of expenses from the consolidation of the subsidiaries of approximately $1,533,000 as well as additional expenses incurred during the period as follows:  legal and accounting fees of approximately $145,000, corporate governance expenses of $83,000, tradeshow expenses of approximately $90,000, additional personnel in regulatory affairs and accounting of approximately $88,000, depreciation expense of $35,000, compensation expense of approximately $156,000 associated with the adoption of SFAS No. 123(R),  and expenses related to the Company’s user symposium of approximately $72,000.  Also included in the current six-month period as additional expense consolidated from our subsidiaries was approximately $300,000 attributable to amortization of intangible assets

The Company’s plans include increased further investment in its marketing and sales programs during the balance of its 2006 fiscal year.

Research and development expenses

Research and development expenses increased by $402,752, or 72.1% for the current fiscal quarter ended June 30, 2006 as compared to the same period in fiscal 2005.  For the six-month period research and development expense increased $403,022 or 72.1%, as compared to the same period in fiscal 2005.  The increase is attributable to increases in salaries and related personnel expense as a result of the addition of the personnel in the consolidated subsidiaries, which amounted to approximately $153,000 during the current quarter and $295,000 for the six-month period.  In addition there were other personnel additions, which amounted to $56,000 and $100,000 for the current quarter and six-month period.  For the comparable second quarters of 2006 and 2005, the Company capitalized software costs of $232,367 and $214,421, respectively, which are generally amortized over the estimated useful life, not to exceed five years.  For the comparable six-month periods of 2006 and 2005, the Company capitalized software costs of $499,586 and $340,021 respectively.  Such costs were attributable to the development of AccessRAD the new Radiology Information System (“RIS”)/Picture Archive Communication Systems (“PACS”) platform that integrates the Company’s radiology information system CyberRAD with its AccessNET PACS system, and enhancements and new modules for the Company’s CIS and DIS products.  The Company plans to continue significant product development activities at current expense levels throughout the 2006 fiscal year.

Interest Expense

Interest expense for the current quarter ended June 30, 2006 increased by $131,259 or 5,109% as compared to the same quarter of fiscal 2005.  Interest expense for the current six-month period increased $158,481 or 2,042% over the comparable six-month period of fiscal 2005. Of this amount approximately $98,000 was attributable to a penalty related to the private placement transaction that was completed in November 2005 whereby the investors were entitled to receive an amount of 1% per month if the Company’s registration had not been declared effective within 120 days of the closing of the private placement.  The balance of the increase is a result of the increased borrowings during the current quarter and six-month periods as compared to the second quarter and six-month period of fiscal 2005.

Net income (loss)

As a result of the factors discussed above, the Company incurred a net loss of $1,064,180 or basic and diluted loss per share of $.11 in the second fiscal quarter of 2006 as compared to net loss of $238,538 or basic and diluted loss per share of $.07 for the second fiscal quarter of 2005.  For the six-month period ended June 30, 2006, the Company incurred a net loss of $2,377,898 or basic and diluted loss per share of $.26 as compared to net loss of $425,502 or basic and diluted loss per share of $.13 for the same period of 2005.

Liquidity and Capital Resources

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $499,586 and $340,421 respectively during the six months ended June 30, 2006 and 2005 in software development.  These expenditures related to investment in the Company’s new RIS/PACS integrated system AccessRAD, enhancements to AccessNET, and the new browser version of the Company’s Laboratory Information Systems (“LIS”) product, CyberLAB, and other product enhancements.  The Company anticipates expending additional sums during fiscal 2006 on product enhancements to all its products and the further development of AccessRAD, and the new browser version of the Company’s LIS product, CyberLAB.  During the six months ended June 30 2006 and 2005, the Company invested an aggregate of $818,022, of which $636,485 was under capital leases and $169,759, respectively, in fixed assets primarily consisting of computers, network infrastructure, telephone and data communications systems, and software.

As of June 30, 2006, the Company’s working capital amounted to a deficit of $945,620 compared to a deficit of $2,549,521, as of December 31, 2005.  The deficit working capital position on a consolidated basis is the result of ASPYRA merging with Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.), which had a substantial negative working capital position at the time of the merger and the increase in deferred revenues, which in the aggregate amounted to approximately $4,265,000 at June 30, 2006.  On May 17, 2006, the Company sold in a private placement transaction 2,250,000 shares of its common stock and warrants to purchase up to 1,350,000 shares of its common stock pursuant to the terms of the Common Stock and Warrant Purchase Agreement, dated May 4, 2006.  The private placement generated $4.5 million and improves the Company’s working capital position.

Cash used in operating activities was $620,454 for the six-month period ended June 30, 2006 compared to cash provided by operations of $417,412 for the comparable period of fiscal 2005.  The decrease in cash flow from operating activities was primarily attributable to the net loss incurred and the net change in accrued receivables, payables, and deferred revenues compared to the same period of fiscal 2005.

Net cash used in investing activities totaled $681,223 for the six-month period ended June 30, 2006, compared to $709,970 used in investing activities during the comparable period of 2005.  The increase in cash used in investing activities was due to increased investment in property and equipment and additional investment in capitalized software, and additions to capitalized acquisition costs.

Cash flows from financing activities amounted to $3,330,369 during the six-month period ended June 30, 2006 compared to $8,000 used during the comparable period of fiscal 2005.  The increase was primarily attributable to proceeds from the private placement discussed above and from borrowings on its revolving line of credit with the bank offset by payments on notes payable and an increase in restricted cash.

The Company’s primary source of working capital has been generated from the private placement, which was completed in May 2006, and from borrowings.  The Company’s results of operations for the current fiscal quarter ended June 30,2006 produced negative operating cash flow of approximately $620,454.  An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may, from time to time, evaluate acquisitions of other businesses, applications or technologies.

Seasonality, Inflation and Industry Trends

The Company’s sales are generally higher in the winter and spring.  Inflation has not had a material effect on the Company’s business since the Company has been able to adjust the prices of its products and services in response to inflationary pressures.  Management believes that most phases of the healthcare segment of the computer industry will continue to be highly competitive, and that potential healthcare reforms including those promulgated by Health Insurance Portability and Accountability Act may have a long-term positive impact on its business.  The key issues driving demand for ASPYRA’s products are industry concerns about patient care and safety issues, development of a national standard for the electronic health record that will affect all clinical data, a paradigm shift from analog to digital imaging technologies, and regulatory compliance.  The Company has continued to invest heavily in new application modules to assist its customers in addressing these issues.  Management believes that new application modules and features that concentrate on such issues will be key selling points and will provide a competitive advantage.  In addition, management believes that the healthcare information technology industry will be marked with more significant technological advances, which will improve the quality of service and reduce costs.  The Company anticipates it will be able to meet these challenges.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with its clients.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At June 30, 2006, the inventory reserve was approximately $146,800.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at June 30, 2006 was $1,879,960, net of an allowance for doubtful accounts of approximately $82,840.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At June 30, 2006 deferred revenue was $1,773,136.

Post Implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  At June 30, 2006 deferred service contract income was $2,492,013.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the six-month periods ended June 30, 2006 and 2005, the Company capitalized $499,586 and $340,421, respectively.  At June 30, 2006, the balance of capitalized software costs was $2,237,104, net of accumulated amortization of $930,974.

Intangible Assets

Intangible assets, with definite and indefinite lives, consist of acquired technology, customer relationships, channel partners, and goodwill.  They are recorded at cost and are amortized, except goodwill, on a straight-line basis based on the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from four to 15 years.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. In accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets, management reviews definite life intangible assets to determine if events or circumstances have occurred which may cause the carrying values of intangible assets to be impaired. The purpose of these reviews is to identify any facts or circumstances, either internal or external, which may indicate that the carrying value of the assets may not be recoverable.

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

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in our Statement of Operations for the three and six months ended June 30, 2005 as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

SFAS No 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that in many cases are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate may significantly impact the grant date fair value resulting in a significant impact to our financial results.

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

We have experienced operating losses and cash outflows.  For the six months ended June 30, 2006, our net loss was $2,377,898.  At June 30, 2006, our cash and cash equivalents totaled $4,338,547 and our working capital deficit was $945,620.  We cannot be certain that Aspyra will become profitable and sustain profitability.  If Aspyra does not become profitable and sustain profitability, the market price of our common stock will decline.  The Company’s primary source of working capital has been generated from the private placement and borrowings.  The Company’s results of operations for the six months ended June 30, 2006 produced negative operating cash flow of approximately $620,454.  Any decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn increase our liquidity problem.  We may require additional cash resources to sustain our business.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders.  The incurrence of additional indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. We are evaluating our internal controls system in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 beginning in our fiscal year 2007.

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

For the three and six months ended June 30, 2006 and June 30, 2005, Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM) received approximately 90% and 80% of its revenues, respectively, through third party distribution arrangements. We expect that we will continue to generate a significant portion of our revenues through a limited number of distribution arrangements for the foreseeable future. A significant portion of the Company’s outstanding accounts receivable is with such third party distributors, which will result in a concentration of our credit risk. If any of these third party distributors decides not to market or distribute our products or decides to terminate or not renew its agreement with us, we may be unable to replace the affected agreements with acceptable alternatives, which could materially harm our business, operating results and financial condition.

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

Future sales of substantial amounts of shares of our common stock in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline.  In addition, we may be required to issue additional shares upon exercise of previously granted options or warrants such as the warrants to purchase up to 300,000 shares of Aspyra common stock that Aspyra issued in a private placement pursuant to the Common Stock and Warrant Purchase Agreement dated August 18, 2005 by and among Aspyra and each of the purchasers named therein, the Aspyra options and warrants to be issued in exchange for StorCOMM’s options and warrants pursuant to the merger, and the warrants to purchase up to 1,350,000 shares of Aspyra common stock that Aspyra issued in a private placement pursuant to the Common Stock and Warrant Purchase Agreement dated May 4, 2006 by and among Aspyra and each of the purchasers named therein.  Increased sales of our common stock in the market after exercise of stock options or warrants could exert significant downward pressure on our stock price.  These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of APB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this standard did not have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” as amendment of APB Opinion No. 29 “Accounting for Nonmonetary Transactions”. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring during our fiscal year beginning January 1, 2006. The adoption of this standard did not have a material impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. Statement No. 154 is effective for accounting changes made in our fiscal year beginning January 1, 2006. The adoption of this standard did not have a material impact on our results of operations or financial position.

SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes a contractual obligation to service a financial asset in certain circumstances. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS No. 156 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of SFAS No. 156 on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of our income tax provision. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis.

FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Form 10-QSB.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.                          Exhibits

Exhibit 3.1

Restated Articles of Incorporation, as Amended (previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2-85265 and incorporated herein by reference).

Exhibit 3.2

Amendment to the Restated Articles of Incorporation (incorporated by reference to Annex E to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC file No. 333-128795).

Exhibit 3.3	By-Laws, as amended (previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2-85265 and incorporated herein by reference).
Exhibit 10.1	Common Stock and Warrant Purchase Agreement dated May 4, 2006 (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006).
Exhibit 10.2	Registration Rights Agreement dated May 4, 2006 (incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006).
Exhibit 11	Statement re: computation of per share earnings.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPYRA, INC.

(Registrant)

Date: August 14, 2006	/s/ Steven M. Besbeck
Steven M. Besbeck,
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2006	/s/ Anahita Villafane
Anahita Villafane,
Chief Financial Officer (Principal Financial and
Accounting Officer)

ASPYRA, INC.

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as Amended (previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2-85265).
3.2

Amendment to the Restated Articles of Incorporation (incorporated by reference to Annex E to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC file No. 333-128795).

3.3.1	By-Laws, as amended (previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2-85265).
10.1	Common Stock and Warrant Purchase Agreement dated May 4, 2006 (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006).
10.2	Registration Rights Agreement dated May 4, 2006 (incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2006).
11	Statement re: computation of per share earnings.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.