Form 10KSB/A
period 2005-12-31
ASPYRA INC
filed 2006-08-31
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

Amendment No. 1

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

☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of small business issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                             ☒

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Transitional Small Business Disclosure Format (check one):

Yes ☐             No ☒

Explanatory Note

Aspyra, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-KSB to revise the information provided under Item 8A. “Controls and Procedures.” The only items filed herewith are Item 8A, the signature page, the consent of our independent registered public accounting firm and the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350. With the exception of the foregoing, no other information in the Annual Report on Form 10-KSB for the year ended December 31, 2005 has been supplemented, updated or amended.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPYRA, INC.

Dated: August 31, 2006	By:
/S/ Steven M. Besbeck
Steven M. Besbeck,
President, and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Steven M. Besbeck	Chairman, President, and Chief Executive	August 31, 2006
Steven M. Besbeck	Officer (principal executive officer)

/S/ Bruce M. Miller	Chief Technology Officer	August 31, 2006
Bruce M. Miller

/S/ James R. Helms	Chief Operations Officer	August 31, 2006
James R. Helms

/S/ Anahita Villafane	Chief Financial Officer and Secretary	August 31, 2006
Anahita Villafane	(principal accounting and financial officer)

/S/ William W. Peterson	Chief Sales and Marketing Officer	August 31, 2006
William W. Peterson

/S/ Samuel G. Elliott	Chief International Officer	August 31, 2006
Samuel G. Elliott

/S/ Lawrence S. Schmid	Director	August 31, 2006
Lawrence S. Schmid

/S/ Robert S. Fogerson, Jr.	Director	August 31, 2006
Robert S. Fogerson, Jr.

/S/ Norman R. Cohen,	Director	August 31, 2006
Norman R. Cohen

/S/ Bradford G. Peters,	Director	August 31, 2006
Bradford G. Peters

/S/ C. Ian Sym-Smith,	Director	August 31, 2006
C. Ian Sym-Smith

Exhibit Index

The following documents are filed as exhibits to this registration statement:

2.	1	(1)	Agreement and Plan of Reorganization, dated August 16, 2005, by and among Creative Computer Applications, Inc., StorCOMM, Inc. and Xymed.com, Inc.
2.	1.1	(1)	Agreement and Plan of Reorganization Side Letter, dated October 20, 2005, by and among Creative Computer Applications, Inc., StorCOMM, Inc. and Xymed.com, Inc.
2.	2	(2)	Asset Purchase Agreement.
3.	1	(3)	Restated Articles of Incorporation, as Amended.
3.	2	(1)	Form of Amendment to the Restated Articles of Incorporation.
3.	3	(3)	By-Laws, as amended.
4.	1	(3)	Specimen Share Certificate.
4.	2	(4)	Specimen Warrant Certificate.
4.	3	(4)	Form of Underwriter’s Warrant.
4.	4	(3)†	1982 Non-Qualified Stock Option Plan.
4.	5	(4)†	1982 Incentive Stock Option Plan, as amended.
4.	6	(2)†	1992 Incentive Stock Option Plan.
4.	7	(5)†	1992 Non-Qualified Stock Option Plan.
4.	8	(6)†	1997 Stock Option Plan.
4.	9	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and Western States Pharmacy Consultants, Ltd.
4.	10	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and James L.D. Roser.
4.	11	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and The Roser Partnership.
4.	12	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and Epigen, Inc.
4.	13	(7)	Registration Rights Agreement.
4.	14	(1)	Form of Warrant.
4.	15	(1)	Registration Rights Agreement, dated August 18, 2005.
4.	16	(1)	2005 Equity Incentive Plan.
10.	1	(4)	Warrant Agreement.
10.	2	(4)	The Company’s product warranties.
10.	3	(4)†	Bruce Miller Employment Agreement.
10.	4	(4)†	Steven M. Besbeck Employment Agreement.
10.	5	(3)	14% Subordinated Convertible Debenture due December 21, 1987.
10.	6	(3)	Form of 1983 Warrants.
10.	7	(3)	Form of 1982 Warrant.
10.	8	(4)	Original Equipment Manufacturer Contracts.
10.	9	(4)	Michael Miller Consulting Agreement.
10.	10	(4)	Boehringer Mannheim (Canada) Joint Marketing Agreement.
10.	12	(8)	Lease for Premises at 26664 Agoura Road, Calabasas, California.
10.	13	(8)	SAC Shareholders’ Agreement.
10.	14	(7)	Lease for Premises at 26115-A Mureau Road, Calabasas, California.
10.	15	(7)	Mission Park Agreement.
10.	16	(9)†	Change in Control Agreements, by and between Creative Computer Applications, Inc. and Steven M. Besbeck, dated February 7, 2005.
10.	17	(9)†	Change in Control Agreements, by and between Creative Computer Applications, Inc. and Bruce M. Miller, dated February 7, 2005.
10.	18	(9)†	Change in Control Agreements, by and between Creative Computer Applications, Inc. and James R. Helms, dated February 7, 2005.

10.	19	(10)†	Employment Agreement, by and between Creative Computer Applications, Inc. and Samuel G. Elliott, dated October 1, 2005.
10.	20	(10)†	Employment Agreement, by and between Creative Computer Applications, Inc. and William W. Peterson, dated October 1, 2005.
10.	21	(10)	Shareholder Support Agreement, by and among StorCOMM, Inc., Steven M. Besbeck, Bruce M. Miller and James R. Helms, dated September 29, 2005.
10.	22	(10)	Stockholder Support Agreement, by and among Creative Computer Applications, Inc., Xymed.com, Inc., Giving Productively, Inc. and TITAB, LLC, dated September 29, 2005.
10.	23	(1)	Common Stock and Warrant Purchase Agreement, dated August 18, 2005.
10.	24	(10)	Option Agreement Side Letter, by and between Creative Computer Applications, Inc. and StorCOMM, Inc., dated October 20, 2005.
10.	25	(10)	Promissory Note dated September 29, 2005.
14.	1	**	Code of Ethics.
21.	1	(10)	Subsidiaries of the Registrant.
23.	1	*	Consent of BDO Seidman, LLP.
31.	1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.	2	*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.	2	*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1)	Included as an Annex to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC File No. 333-128795.
(2)	Previously filed as an exhibit to the Company’s Form 8-K dated October 21, 1992.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 dated October 1, 1985 SEC File No. 2-99878.
(5)	Previously filed as an addendum to the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders dated April 10, 1992.
(6)	Previously filed as an exhibit to the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders dated March 24, 1997.
(7)	Previously filed as an exhibit to the Company’s Form 10-K for the year ended August 31, 1992.
(8)	Previously filed as an exhibit to the Company’s Form 10-K for the year ended August 31, 1986.
(9)	Form of Change in Control Agreement previously filed as an exhibit to the Company’s Form 8-K dated February 9, 2005.
(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005 (SEC File No. 333-128795).
†	Executive compensation plans and arrangements.
*	Filed herewith.
**	Previously filed with the Company’s Annual Report on Form 10-KSB, for the year ended December 31, 2005, as originally filed on April 17, 2006.