Form 10-Q
period 2006-09-30
ASPYRA INC
filed 2006-11-14
CIK 712815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

Yes     ☐   No    ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  10,783,150 common shares as of November 10, 2006.

Transitional Small Business Disclosure Format (check one):

Yes     ☐   No    ☒

ASPYRA, INC.

FORM 10-QSB

I N D E X

ASPYRA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,964,545	$1,329,753
Restricted cash (Note 6)	1,000,000	—
Receivables, net	2,391,021	1,547,699
Inventory	204,268	207,345
Prepaid expenses and other assets	434,532	589,510
TOTAL CURRENT ASSETS	5,994,366	3,674,307

PROPERTY AND EQUIPMENT, net	1,130,031	511,919
INVENTORY OF COMPONENT PARTS	112,733	158,302
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,001,179 and $1,211,445	2,383,258	1,885,887
INTANGIBLES, net	4,245,359	4,697,240
GOODWILL	7,698,434	7,698,434
	$21,564,181	$18,626,089
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable (Note 6)	$1,474,078	$995,403
Accounts payable	819,903	1,218,698
Accrued liabilities:
Vacation pay	348,902	384,887
Accrued payroll	215,371	355,277
Accrued settlement	—	154,300
Accrued interest and penalty	281,596	—
Other	430,288	338,098
Deferred service contract income	2,060,468	1,611,644
Deferred revenue on system sales	1,930,958	1,165,521
Capital lease — current portion	127,297	—
TOTAL CURRENT LIABILITIES	7,688,861	6,223,828

CAPITAL LEASE	438,589	—
NOTES PAYABLE	19,055	220,871
TOTAL LIABILITIES	8,146,505	6,444,699

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 10,783,150 and 8,489,400 shares issued and outstanding	21,044,071	16,974,222
Additional paid-in-capital	276,871	—
Accumulated deficit	(7,878,103)	(4,790,142)
Accumulated other comprehensive loss	(25,163)	(2,690)
TOTAL SHAREHOLDERS’ EQUITY	13,417,676	12,181,390

	$21,564,181	$18,626,089

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2006	2005
	(Unaudited)
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$1,508,056	$545,886
Service revenue	1,773,985	1,181,786
	3,282,041	1,727,672

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	964,343	393,686
Service revenue	779,871	414,985
	1,744,214	808,671

Gross profit	1,537,827	919,001

OPERATING EXPENSES
Selling, general and administrative	1,664,784	883,704

Research and development	499,084	314,456

Total operating expenses	2,163,868	1,198,160

Operating loss	(626,041)	(279,159)

INTEREST AND OTHER INCOME	43,938	3,873

INTEREST EXPENSE	(125,921)	(3,989)

Loss before provision for income taxes	(708,024)	(279,275)

PROVISION FOR INCOME TAXES	2,039	793,877

NET LOSS	$(710,063)	$(1,073,152)

LOSS PER SHARE (Note 5):

Basic	$(.07)	$(.31)
Diluted	(.07)	(.31)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	10,772,914	3,465,900
Diluted	10,772,914	3,465,900

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$3,881,308	$1,429,593
Service revenue	5,320,629	3,679,374
	9,201,937	5,108,967

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	2,874,810	1,218,254
Service revenue	2,176,019	1,239,678
	5,050,829	2,457,932

Gross profit	4,151,108	2,651,035

OPERATING EXPENSES
Selling, general and administrative	5,548,953	2,483,681

Research and development	1,460,776	873,396

Total operating expenses	7,009,729	3,357,077

Operating loss	(2,858,621)	(706,042)

INTEREST AND OTHER INCOME	64,862	13,015

INTEREST EXPENSE	(292,163)	(11,750)

Loss before provision for income taxes	(3,085,922)	(704,777)

PROVISION FOR INCOME TAXES	2,039	793,877

NET LOSS	$(3,087,961)	$(1,498,654)

LOSS PER SHARE (Note 5):

Basic	$(.32)	$(.44)
Diluted	(.32)	(.44)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	9,625,505	3,401,011
Diluted	9,625,505	3,401,011

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(3,087,961)	$(1,498,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	724,085	122,864
Provision for doubtful accounts	18,371	30,880
Amortization of capitalized software costs	218,574	259,950
Deferred tax provision	—	793,877
Stock based compensation	276,871	—
Increase (decrease) from changes in:
Receivables	(861,693)	853,411
Inventories	48,646	(59,348)
Prepaid expenses and other assets	154,978	(76,758)
Accounts payable	(398,795)	53,657
Accrued liabilities	43,596	(152,018)
Deferred service contract income	448,824	(149,691)
Deferred revenue on system sales	765,437	64,817
Net cash provided by (used in) operating activities	(1,649,067)	242,987

INVESTING ACTIVITIES
Additions to property and equipment	(253,831)	(256,925)
Additions to deferred merger costs	—	(340,077)
Additions to capitalized software costs	(715,946)	(511,421)
Net cash used in investing activities	(969,777)	(1,108,423)

FINANCING ACTIVITIES
Borrowings on line of credit	500,000	—
Payments on notes payable	(223,141)	(100,000)
Payments on capital leases	(70,599)	—
Increase in restricted cash	(1,000,000)
Net proceeds from sales of stock in private placement	4,033,883	—
Buyback of fractional shares related to merger	(234)	—
Exercise of stock options	36,200	171,400
Net cash provided by financing activities	3,276,109	71,400

Foreign currency translation adjustment	(22,473)	—

NET INCREASE (DECREASE) IN CASH	634,792	(794,036)

CASH, beginning of period	1,329,753	1,655,063

CASH, end of period	$1,964,545	$861,027

See notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1-Presentation of Financial Statements

In the opinion of management of Aspyra, Inc. (the “Company” or “ASPYRA”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2006, the results of its operations for the three and nine-month periods ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005.  These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2-Liquidity

As of September 30, 2006, the Company’s working capital amounted to a deficit of $1,694,495 compared to a deficit of $2,549,521, as of December 31, 2005.  The deficit working capital position on a consolidated basis is the result of ASPYRA merging with Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.), which had a substantial negative working capital position at the time of the merger and the increase in deferred revenues, which in the aggregate amounted to approximately $3,991,000 at September 30, 2006 because of increased orders and delays in implementation of these orders.  On May 17, 2006, the Company sold in a private placement transaction 2,250,000 shares of its common stock and warrants to purchase up to 1,350,000 shares of its common stock pursuant to the terms of the Common Stock and Warrant Purchase Agreement, dated May 4, 2006.  The private placement generated $4,500,000, less costs, and improved the Company’s working capital position.

The Company’s primary source of working capital has been generated from private placements, which were completed in November 2005 and May 2006, and from borrowings.  The private placement that was completed in November 2005 generated $3,000,000, less costs.  The Company’s results of operations for the nine months ended September 30, 2006 produced negative operating cash flow of $1,649,067.  An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  If sales are not as expected, the Company will consider certain cost cutting measures.  We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may, from time to time, evaluate acquisitions of other businesses, applications or technologies.

Note 3-Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.

The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At September 30, 2006 and December 31, 2005 the inventory allowance was $161,781 and $116,781, respectively.

Note 4-Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  In accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets, management reviews definite life intangible assets to determine if events or circumstances have occurred which may cause the carrying values of intangible assets to be impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable.  At September 30, 2006, the net carrying value of goodwill and intangible assets were $7,698,434 and $4,245,359, respectively.

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

Earnings per share have been computed as follows:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005

NET LOSS	$(3,087,961)	$(1,498,654)	$(710,063)	$(1,073,152)
Basic weighted average number of common shares outstanding	9,625,505	3,401,011	10,772,914	3,465,900
Dilutive effect of stock options	—	—	—	—
Diluted weighted average number of common shares outstanding	9,625,505	3,401,011	10,772,914	3,465,900
Basic loss per share	$(.32)	$(.44)	$(.07)	$(.31)
Diluted loss per share	$(.32)	$(.44)	$(.07)	$(.31)

For the three and nine months ended September 30, 2006, options to purchase 636,898 shares of common stock at per share prices ranging from $.72 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2005, options to purchase 210,000 shares of common stock at per share prices ranging from $.72 to $1.76 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

Note 6-Debt Obligations

The Company’s line of credit with its bank provides for $1,000,000 on a revolving basis through May 19, 2007.  The line of credit is secured by a $1,000,000 time deposit account.  On September 30, 2006, the total amount due to the bank was $1,000,000.  The Company acquired a note in conjunction with the merger with Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.), with an interest rate of 7% with payments in the amount of $25,000 due monthly.  As of September 30, 2006, the total amount due on this note was $319,055.  The Company also acquired unsecured notes in conjunction with the merger with interest rates ranging from 7% to 8%.  These notes are due upon demand and the balance outstanding at September 30, 2006 was $174,078.

Note 7-Stock-Based Compensation

As of September 30, 2006, the Company has two stock-based compensation plans, the 2005 Equity Incentive Plan and the 1997 Stock Option Plan, under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan on November 22, 2005, the 1997 Stock Option Plan was terminated for purposes of new grants.  Both of these plans have been approved by our shareholders.

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in our Statement of Operations for the three and nine months ended September 30, 2005 as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and nine months ended September 30, 2006 has been reduced by estimated forfeitures based on historical trends of option forfeitures.  The Company has recorded $69,456 and $276,871 of stock-based compensation expense during the three and nine months ended September 30, 2006 as a result of the adoption of SFAS No. 123(R).  The Company did not record any excess tax benefits as a result of adopting SFAS No. 123(R) in the three and nine months ended September 30, 2006 because the Company is currently providing a valuation on future tax benefits realized until it can sustain a level of profitability that demonstrates its ability to utilize the assets.  Results for prior periods have not been restated.

A summary of option activities under the stock option plans during the nine months ended September 30, 2006 is presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	521,670	$2.17	34.7 mos.	$251,600
Granted	170,000	$1.97
Exercised	(43,750)	$0.83
Canceled or Expired	(11,022)	$2.75

Outstanding at September 30, 2006	636,898	$2.19	35.7 mos.	$86,175

Exercisable at September 30, 2006	216,412	$2.04	26.2mos.	$51,275

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 286,250 options that were in-the-money at September 30, 2006.  As of September 30, 2006, there was $388,214 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of two years.  The share-based compensation will be amortized based on the accelerated method over the vesting period.  During the three and nine-months ended

September 30, 2006, the Company granted 120,000 and 170,000 options at a weighted average fair value price of $1.75 and $1.97 per share.

 A summary of the status of the Company’s non-vested stock options during the nine months ended September 30, 2006 is presented below:

Non-vested Options	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2006	361,670	$2.36
Granted	170,000	1.97
Exercised	—	—
Vested	(100,162)	1.80
Forfeited or expired	(11,022)	2.75

Non-vested at September 30, 2006	420,486	$2.27

The following table illustrates the proforma effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123(R) to all periods presented.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss before stock-based compensation expense	$(1,073,152)	$(1,498,654)
Less: total stock based employee compensation expense determined under fair value based method for all awards	(11,011)	(33,032)
Net loss	$(1,084,163)	$(1,531,686)

Basic net loss per share:
Net loss before stock-based compensation	$(.31)	$(.44)
Stock-based compensation	(.00)	(.01)
Basic net loss per share	$(.31)	$(.45)
Diluted net loss per share:
Net loss before stock-based compensation	$(.31)	$(.44)
Stock-based compensation	(.00)	(.01)
Diluted net loss per share	$(.31)	$(.45)

The Company issues all of its options at fair market value at the time of grant.  The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rates ranging from 3.4% to 4.9%, expected life of options ranging from 3 to 5 years; volatility ranging from 70% to 106% and no assumed dividends.  The weighted-average grant-date fair value of options granted during 2005 was estimated to be $1.80.  There were 170,000 options granted in the nine months ended September 30, 2006 at a weighted average fair value of $1.97 per share.  For the nine months ended

September 30, 2006, the Company used a forfeiture rate of 0% and 12% for non-qualified stock options and incentive stock options, respectively.

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

Note 10-Acquisition of StorCOMM, Inc.

On November 22, 2005, the Company acquired StorCOMM, Inc. pursuant to an Agreement and Plan of Reorganization dated August 16, 2005 (the “Merger Agreement”). Simultaneously with the closing of the merger, ASPYRA sold in a private placement 1,500,000 shares of its common stock and warrants to purchase up to 300,000 shares of its common stock for $3,000,000, less costs, pursuant to the terms of the Common Stock and Warrant Purchase Agreement dated August 18, 2005. The private placement closed and became effective on November 22, 2005.

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

The acquisition of StorCOMM is accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations.” The total purchase price related to the acquisition of StorCOMM was $9,517,590.

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(unaudited)	(unaudited)

Revenues	$2,455,781	$9,284,663
Net Loss	(2,278,819)	(2,651,248)
Loss per share-basic and diluted	(.27)	(.32)

In January 2006, StorCOMM, Inc. changed its name to Aspyra Diagnostic Solutions, Inc.

Note 11-Private Placement

On May 17, 2006, ASPYRA sold in a private placement 2,250,000 shares of its common stock and warrants to purchase up to 1,350,000 shares of its common stock pursuant to the terms of the Common Stock and Warrant Purchase Agreement, dated May 4, 2006 (the “Purchase Agreement”), by and among ASPYRA and each of the Purchasers named therein. The shares of common stock and warrants were sold in units, with each unit consisting of a single share of ASPYRA common stock and three-fifths of a warrant to purchase one share of ASPYRA common stock. The price per unit was $2.00 for an aggregate purchase price of $4,500,000, less costs.  The exercise price of the warrants is $3.00 per share.  These shares were issued and sold pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) that is available for offers and sales to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act and Section 4(2) of the Securities Act.  Simultaneously with the execution of the Purchase Agreement, ASPYRA and each of the Purchasers entered into a Registration Rights Agreement, dated May 4, 2006, pursuant to which each of the Purchasers shall be entitled to certain registration rights.

During the three and nine months ended September 30, 2006 the Company accrued approximately $93,000 and $192,000 which is attributable to a penalty related to the private placement transactions that were completed in November 2005 and May 2006, whereby the investors were entitled to receive an amount of 1% per month of the private placement of $3,000,000 and $4,500,000 if the Company’s registration statement had not been declared effective within 120 days of the closing dates of the respective private placements.

Note 12-Supplemental Cash Flow

During the nine months ended September 30, 2006, the Company entered into capital leases for the purchase of equipment totaling $636,485 of which $70,599 was paid during the period.

Note 13-New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes a contractual obligation to service a financial asset in certain circumstances. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS No. 156 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of SFAS No. 156 on our consolidated financial statements.

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

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 will have a significant impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006.  The Company is currently evaluating the impact of SAB 108 on the Company’s consolidated financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion relates to the newly merged business of ASPYRA, which includes the operations of its wholly owned subsidiaries Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.) and Aspyra Technologies, Ltd. (formerly StorCOMM Technologies, Ltd.).  The merger, which resulted in the acquisition of StorCOMM, was consummated on November 22, 2005 and this third fiscal quarter and nine-month period of 2006 is the third full quarterly report since the merger was consummated.

ASPYRA operates in one business segment and generates revenues primarily from the sale of its Clinical Information Systems (“CIS”) and Diagnostic Information Systems (“DIS”), which includes the license of proprietary application software, and may include the sale of servers and other hardware components to be integrated with its application software. In connection with its sales of its products, the Company provides implementation services for the installation, integration, and training of end users’ personnel. The Company also generates sales of ancillary software and hardware, including its data acquisition products, to its customers and to third parties. We recognize these revenues under system sales in our financial statements.  The Company also generates recurring revenues from the provision of comprehensive post implementation services to its customers, pursuant to extended service agreements. We recognize these revenues under service revenues in our financial statements.  This is an important aspect of its business as the Company’s products are “mission critical” systems that are used by healthcare providers in most cases 24 hours per day and 7 days per week. The ability to provide comprehensive services is crucial to obtaining new customers and maintaining existing customers.

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

ASPYRA’s results of operations for the third fiscal quarter and nine-month period ended September 30, 2006 were marked by an increase in sales and an increase in operating loss over the comparable periods of 2005 that are more fully discussed in the following section “Results of Operations.”  The Company’s increase in revenues was due to the addition of the revenues from ASPYRA’s wholly owned subsidiaries, Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.) and Aspyra Technologies, Ltd. (formerly StorCOMM Technologies, Ltd.).  The Company concluded sales late in the quarter, which due to timing issues, were not fully implemented and recognized in the quarter resulting in deferred revenue on system sales of approximately $1.9 million at September 30, 2006.  Generally, sales cycles for CIS and DIS products are lengthy and on average exceed six months from inception to closure.  Because of the complexity of the sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

The operating losses incurred by the Company during the current quarter and nine-month period ended September 30, 2006 were attributable to various factors.  The Company continued to experience delays related to closing sales, which delayed implementation of systems and recognition of revenue on many of its DIS and CIS sales.  In the third quarter ended September 30, 2006, the Company completed the sale of its Laboratory Information Systems (“LIS”) and Anatomic Pathology (“AP”) applications to a large community-based hospital in Chicago, which will be implemented in the fourth quarter of 2006 and several other CIS and DIS transactions.  Only a fraction of the sales completed in the quarter ended September 30, 2006, were actually recognized as revenue in that quarter.  The backlog of deferred revenue associated with such sales increased to $1,930,958 as of September 30, 2006, which will be recognized in future periods.  Additionally, the Company is still completing the integration and restructuring of the merged business and incurred certain costs associated with such activities which were only partially offset by reductions in redundant personnel and other expenses during the quarter ended September 30, 2006.  The Company expects to achieve synergies and cost reductions in its business as it completes further integration and restructuring by year-end.  Furthermore, the Company has been primarily reliant on distributors and channel partners for the sales of its diagnostic systems and has been subject to inconsistencies in the performance of such third parties and the timely consummation of orders.  Aspyra is in the process of transitioning to a direct sales model for some of the diagnostic system products to supplement the distribution and channel network so that it is less reliant on third parties in the sale of its diagnostic systems.  Aspyra also has completed new versions of its laboratory and radiology information systems products, as well as its new AccessRAD Radiology Information System (“RIS”) / Picture Archive Communication Systems (“PACS”) which it has begun marketing and anticipates increased sales related to such new product releases in the future.

Overall as compared to the second and first fiscal quarters of 2006, the Company’s operating losses in the third fiscal quarter ended September 30, 2006 declined by approximately $320,000 and $660,000, respectively.  Management believes that the operating losses will continue to decline as the integration plan is concluded and the Company reaches it sales objectives with its new improved products.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenues:
System sales	45.9%	31.6%	42.2%	28.0%
Service revenues	54.1	68.4	57.8	72.0
Total revenues	100.0	100.0	100.0	100.0
Cost of products and services sold:
System sales	29.4	22.8	31.2	23.8
Service revenues	23.7	24.0	23.7	24.3
Total cost of products and services	53.1	46.8	54.9	48.1
Gross profit	46.9	53.2	45.1	51.9
Operating expenses:
Selling, general and administrative	50.7	51.2	60.3	48.6
Research and development	15.2	18.2	15.9	17.1
Total operating expenses	65.9	69.4	76.2	65.7
Operating loss	(19.0)	(16.2)	(31.1)	(13.8)

Loss before provision for income taxes	(21.6)	(16.2)	(33.5)	(13.8)
Provision for income taxes	—	45.9	—	15.5

Net loss	(21.6)	(62.1)	(33.5)	(29.3)

Revenues

Sales for the fiscal quarter ended September 30, 2006 increased to $3,282,041, as compared to $1,727,672 for the comparable quarter ended September 30, 2005, an overall increase of approximately $1,554,369 or 89.97%. For the nine-month period ended September 30, 2006 sales increased to $9,201,937, as compared to $5,108,967 for the same period in fiscal 2005, an overall increase of $4,092,970 or 80.1%.   When analyzed by revenue category for the quarter and nine-month period, sales of CIS and DIS products increased by $962,170, or 176.26%, and $2,451,715 or 171.5% respectively.  For the quarter and nine-month period, service revenues increased by $592,199 or 50.11% and $1,641,255 or 44.6% respectively. The increase in sales of CIS and DIS products was primarily attributable to the addition of the revenues from ASPYRA’s wholly owned subsidiaries, described above under “Overview”.  The increase in service revenues is attributable to the consolidation of service revenues from the subsidiaries and a greater number of client accounts under contract.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS and DIS installations increases.

The Company continues to invest heavily in sales and marketing activities focused on increasing its transaction pipeline and transitioning to more of a direct sales model so that it is less reliant on third parties in the sale of its CIS and DIS products while new improved product versions are being introduced.  While this transition is being completed management is cautiously optimistic about the near-term outlook for its sales of CIS and DIS products.  The Company has invested additional funds into marketing activities to further build its sales pipeline as well as to launch the newly merged company into new market opportunities.  The Company’s future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter, and the temporary delays in the closing of new CIS and DIS sales.  In addition, the Company’s revenues associated with CIS and DIS sales may be delayed due to client related issues such as client staff availability for training, information technology infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of ASPYRA.

Costs of products and services sold

Cost of sales for the quarter ended September 30, 2006 increased by $935,543 or 115.7% to $1,744,214, as compared to $808,671 for the same quarter of fiscal 2005.  Cost of sales for the nine-month period increased by $2,592,897 or 105.5% to $5,050,829 as compared to $2,457,932 for the same period of fiscal 2005.  For the quarter and nine-month period, the increases in cost of sales were primarily attributable to an increase in labor costs of $309,511 or 69.0%, and $978,058 or 71.8% respectively, increases in material costs of $330,178 or 633.2%, and $868,628 or 416.6% respectively; and increases in other costs of $295,854 or 96.2% and $746,211 or 84.2% respectively, as compared to the same periods in fiscal 2005.  The increase in material costs was attributable to the increase in sales of CIS and DIS products discussed above.  The increase in labor costs was attributable to the addition of personnel of Aspyra Diagnostic Solutions, Inc. The increase to other costs was also a result of the addition of the operations of the subsidiaries.  For the current quarter and nine-month period, cost of sales as a percentage of sales was 53% and 55% respectively, as compared to 47% and 48% respectively for the comparable periods of 2005.  The overall percentage increase in cost of sales, as a percentage of sales, was attributable to the volume and mix of sales during the periods discussed and the cost of sales related thereto.  The Company could potentially experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $781,080 or 88.4% for the current fiscal quarter ended September 30, 2006 as compared to the same quarter in fiscal 2005.  For the nine-month period, selling, general and administrative expenses increased by $3,065,272 or 123.4% as compared to the same period in fiscal 2005. For the quarter the increases in selling, general and administrative expenses were primarily attributable to the addition of expenses from the consolidation of the subsidiaries of approximately $678,000 as well as additional expenses incurred during the quarter ended September 30, 2006, as follows:  corporate governance expenses of approximately $40,000, depreciation expense of approximately $22,000, and compensation expense of approximately $52,000 associated with the adoption of SFAS No. 123(R).  Also included in the current quarter, are additional expense consolidated from our subsidiaries was approximately $150,000 attributable to amortization of intangible assets.

For the nine-month period the increases in selling, general and administrative expenses were primarily attributable to the addition of expenses from the consolidation of the subsidiaries of approximately $2,212,000 as well as additional expenses incurred during the period as follows:  legal and accounting fees of approximately $146,000, corporate governance expenses of $120,000, tradeshow expenses of approximately $62,000, additional personnel, including commissions paid, in sales, regulatory affairs, and accounting of approximately $139,000, depreciation expense of $66,000, increase in utilities of approximately $42,000, compensation expense of approximately $213,000 associated with the adoption of SFAS No. 123(R),  and expenses related to the Company’s user symposium of approximately $72,000.  Also included in the current nine-month period as additional expense consolidated from our subsidiaries was approximately $452,000 attributable to amortization of intangible assets

The Company’s plans include increased further investment in its marketing and sales programs during the balance of its 2006 fiscal year.

Research and development expenses

Research and development expenses increased by $184,628, or 58.7% for the current fiscal quarter ended September 30, 2006 as compared to the same period in fiscal 2005.  For the nine-month period research and development expense increased $587,380 or 67.3%, as compared to the same period in fiscal 2005.  The increase is attributable to the addition of expenses from the consolidation of the subsidiaries, which amounted to approximately $169,000 during the current quarter and $471,000 for the nine-month period.  In addition there were other personnel additions, which amounted to $12,000 and $81,000 for the current quarter and nine-month period.  For the comparable third quarters of 2006 and 2005, the Company capitalized software costs of $216,360 and $171,000, respectively, which are generally amortized over the estimated useful life, not to exceed five years.  For the comparable nine-month periods of 2006 and 2005, the Company capitalized software costs of $715,946 and $511,421 respectively.  Such costs were attributable to the development of AccessRAD the new RIS/PACS platform that integrates the Company’s radiology information system CyberRAD with its AccessNET PACS system, and enhancements and new modules for the Company’s CIS and DIS products.  The Company plans to continue significant product development activities at current expense levels throughout the 2006 fiscal year.

Interest Expense

Interest expense for the current quarter ended September 30, 2006 increased by $121,932 or 3,057% as compared to the same quarter of fiscal 2005.  Interest expense for the current nine-month period increased $280,413 or 2,386% over the comparable nine-month period of fiscal 2005. Of this amount approximately $93,000 and $192,000 for the quarter and nine-month period, respectively, was attributable to a penalty related to the private placement transactions that were completed in November 2005 and May 2006 whereby the investors were entitled to receive an amount of 1% per month if the Company’s registration had not been declared effective within 120 days of the closing dates of the respective private placements.  The Company’s registration statement was declared effective on September 22, 2006 therefore, the Company is no longer in penalty on these private placement transactions.  The balance of the increase is a result of the increased borrowings during the current quarter and nine-month periods as compared to the third quarter and nine-month period of fiscal 2005.

Net income (loss)

As a result of the factors discussed above, the Company incurred a net loss of $710,063 or basic and diluted loss per share of $.07 in the third fiscal quarter of 2006 as compared to net loss of $1,073,152 or basic and diluted loss per share of $.31 for the third fiscal quarter of 2005.  For the nine-month period ended September 30, 2006, the Company incurred a net loss of $3,087,961 or basic and diluted loss per share of $.32 as compared to net loss of $1,498,654 or basic and diluted loss per share of $.44 for the same period of 2005.

Liquidity and Capital Resources

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $715,946 and $511,421 respectively during the nine months ended September 30, 2006 and 2005 in software development.  These expenditures related to investment in the Company’s new RIS/PACS integrated system AccessRAD, enhancements to AccessNET, and the new browser version of the Company’s LIS product, CyberLAB, and other product enhancements.  The Company anticipates expending additional sums during the remainder of fiscal 2006 on product enhancements to all its products and the further development of AccessRAD, and the new browser version of the Company’s LIS product, CyberLAB.  During the nine months ended September 30, 2006 and 2005, the Company invested an aggregate of $890,316, of which $636,485 was under capital leases, and $256,925, respectively, in fixed assets primarily consisting of computers, network infrastructure, telephone and data communications systems, and software.

As of September 30, 2006, the Company’s working capital amounted to a deficit of $1,694,495 compared to a deficit of $2,549,521, as of December 31, 2005.  The deficit working capital position on a consolidated basis is the result of ASPYRA merging with Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.), which had a substantial negative working capital position at the time of the merger and the increase in deferred revenues, which in the aggregate amounted to approximately $3,991,000 at September 30, 2006.  On May 17, 2006, the Company sold in a private placement transaction 2,250,000 shares of its common stock and warrants to purchase up to 1,350,000 shares of its common stock pursuant to the terms of the Common Stock and Warrant Purchase Agreement, dated May 4, 2006.  The private placement generated $4,500,000, less costs of approximately $470,000, and improved  the Company’s working capital position.

Cash used in operating activities was $1,649,067 for the nine-month period ended September 30, 2006 compared to cash provided by operations of $242,987 for the comparable period of fiscal 2005.  The decrease in cash flow from operating activities was primarily attributable to the net loss incurred and the net change in accrued receivables and payables compared to the same period of fiscal 2005.

Net cash used in investing activities totaled $969,777 for the nine-month period ended September 30, 2006, compared to $1,108,423 used in investing activities during the comparable period of 2005.  The decrease in cash used in investing activities was due to the reduction in capitalized acquisition costs partially offset by additional investment in capitalized software.

Cash flows from financing activities amounted to $3,276,109 during the nine-month period ended September 30, 2006 compared to $71,400 provided during the comparable period of fiscal 2005.  The increase was primarily attributable to proceeds from the private placement completed in May 2006, discussed above and from borrowings on its revolving line of credit with the bank offset by payments on notes payable and an increase in restricted cash.

The Company’s primary source of working capital has been generated from the private placement, which was completed in May 2006, and from borrowings.  The Company’s results of operations for the current period ended September 30, 2006 produced negative operating cash flow of approximately $1,649,067.  An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  If sales are not as expected, the Company will consider certain cost cutting measures.  We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with its clients.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At September 30, 2006, the inventory reserve was approximately $161,800.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at September 30, 2006 was $2,391,021, net of an allowance for doubtful accounts of approximately $82,840.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At September 30, 2006 deferred revenue was $1,930,958.

Post Implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  At September 30, 2006 deferred service contract income was $2,060,468.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the nine-month periods ended September 30, 2006 and 2005, the Company capitalized $715,946 and $511,421, respectively.  At September 30, 2006, the balance of capitalized software costs was $2,383,258, net of accumulated amortization of $1,001,179.

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

Stock-based Compensation

We have two stock-based compensation plans, the 2005 Equity Incentive Plan and the 1997 Stock Option Plan, under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan on November 22. 2005, the 1997 Stock Option Plan was terminated for purposes of new grants.  Both of these plans have been approved by our shareholders.

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in our Statement of Operations for the three and nine months ended September 30, 2005 as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

We have experienced operating losses and cash outflows.  For the nine months ended September 30, 2006, our net loss was $3,087,961.  At September 30, 2006, our cash and cash equivalents, including restricted cash, totaled $2,964,545 and our working capital deficit was $1,694,495.  We cannot be certain that Aspyra will become profitable and sustain profitability.  If Aspyra does not become profitable and sustain profitability, the market price of our common stock will decline.  The Company’s primary source of working capital has been generated from the private placements and borrowings.  The Company’s results of operations for the nine months ended September 30, 2006 produced negative operating cash flow of approximately $1,649,067.  Any decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts could have a negative effect on cash flow from operations and could in turn increase our liquidity problem.  If sales are not as expected, the Company will consider certain cost cutting measures.  We may require additional cash resources to sustain our business.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders.  The incurrence of additional indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

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

Our future success and growth depend on the continued services of our key management and employees, including Steven M. Besbeck, Bruce M. Miller, James R. Helms, and Samuel G. Elliott.  The loss of the services of any of these individuals or any other key employee could materially affect our business. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them.  There are a limited number of people with knowledge of, and experience in, our industry.  We do not have employment agreements with most of our key employees.  However, we generally enter into agreements with our employees regarding patents, confidentiality and related matters.  We do not maintain life insurance polices on our employees.  Our loss of key personnel, especially without advance notice, or our inability to hire or retain qualified personnel, could have a material adverse effect on sales and our ability to maintain our technological edge.  We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. We are evaluating our internal controls system in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 beginning in our fiscal year 2007.  The implementation process of Section 404 of the Sarbanes-Oxley Act of 2002 will be expensive, time-consuming and will require significant attention of the Company’s management. The Company cannot assure that it will not discover material weaknesses in its internal controls. The Company also cannot assure that it will complete the process of its evaluation and the auditors' attestation on time. If the Company discovers a material weakness, corrective action may be time-consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company’s financial statements, cause the delisting of its Common Stock from American Stock Exchange and harm its stock price, especially if a restatement of financial statements for past periods were to be necessary.

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

We prepare our financial statements to conform with generally accepted accounting principles, (“GAAP”), in the United States. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the SEC and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

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

For the three and nine months ended September 30, 2006 and September 30, 2005, Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM) received approximately 90% and 80% of its revenues, respectively, through third party distribution arrangements. We expect that we will continue to generate a significant portion of our revenues through a limited number of distribution arrangements for the foreseeable future. A significant portion of the Company’s outstanding accounts receivable is with such third party distributors, which will result in a concentration of our credit risk. If any of these third party distributors decides not to market or distribute our products or decides to terminate or not renew its agreement with us, we may be unable to replace the affected agreements with acceptable alternatives, which could materially harm our business, operating results and financial condition.

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

New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes a contractual obligation to service a financial asset in certain circumstances. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS No. 156 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of SFAS No. 156 on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Form 10-QSB.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASPYRA, INC.
(Registrant)

Date: November 14, 2006	/S/ Steven M. Besbeck
Steven M. Besbeck, President and
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2006	/S/ Anahita Villafane
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