Form 10KSB
period 2006-12-31
ASPYRA INC
filed 2007-04-17
CIK 712815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                        For the fiscal year ended December 31, 2006.

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

Yes ☐  No ☒

Issuer’s revenues for its most recent fiscal year ended December 31, 2006 were $ 12,689,217

As of March 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company was approximately $11,303,000

As of March 30, 2007, the Company had 10,783,150 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Fiscal 2005 Definitive Proxy Statement, which will be filed within 120 days of the end of the Company’s fiscal year, are hereby incorporated by reference into Items 9, 10, 11, 12 and 14 of Part III of this report.

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

PART I

Item 1. Description of Business.

Business Description

Aspyra, Inc. formerly known as Creative Computer Applications, Inc. (ASPYRA or the Company) is a healthcare information technology and service provider that specializes in Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) for healthcare providers. As a result of its merger with StorCOMM, Inc. a private company, on November 22, 2005, ASPYRA broadened it’s portfolio of products to include the Picture Archive Communication Systems (PACS) products that were developed and sold by StorCOMM. In connection with the merger the Company changed its name to Aspyra, Inc. and StorCOMM’s name was changed to Aspyra Diagnostic Solutions, Inc. (ADSI).

ASPYRA’s software and services for hospitals and clinic-based laboratories, pharmacies, orthopedic centers, and hospital imaging departments are highly scalable and can be used by a broad variety of healthcare providers. Clinical information is data that is gathered concerning each individual patient’s health condition, diagnosis, and treatment that are used by doctors, nurses and other healthcare providers. Such data may include laboratory test results, transcribed reports of radiological or imaging procedures, digital diagnostic images, medication administration records, and other clinical and diagnostic data. ASPYRA’s products are deployed to provide automation of clinical information and digital diagnostic images that facilitate the operation of clinical departments and allows the rapid recording and processing of information that can be communicated, documented, and delivered to healthcare providers.

Currently, ASPYRA markets a product line that includes a Laboratory Information System under the trade name CyberLAB®, a general purpose PACS system under the trade name AccessNET™, a Radiology Information System (“RIS”) under the trade name CyberRAD®, a RIS/PACS integrated system under the trade name AccessRAD™, a multi-specialty PACS system under the trade name AccessMED™, an Anatomic Pathology System under the trade name of CyberPATH®, a Pharmacy Information System under the trade name CyberMED®, a WebGateway™ portal for physician access to its CIS applications, and other related clinical and diagnostic application modules.

ASPYRA’s corporate offices are located at 26115-A Mureau Road, Calabasas, California 91302. The Company’s telephone number is (818) 880-6700 and its website address is www.aspyra.com. The Company’s business consists of three operational areas:  (1) Clinical Information Systems and Diagnostic Information System products, (2) service of its customer’s installations, and (3) implementation services.  The Company generates revenues from the licensing of application software, the sale of hardware, and the provision of implementation and long-term post implementation services. The Company sells its CIS and DIS systems directly through its own sales force in North America, through channel partners and distributor programs with other companies, and has reseller agreements in certain international markets.

History and Business Development

Since its inception as a California corporation in 1978, ASPYRA has been primarily engaged in the development, marketing, installation, and service of Clinical Information Systems that automate the collection and management of patient clinical data for healthcare providers.

The percentage of the Company’s net sales attributable to the sale, license, and implementation of Clinical and Diagnostic Information Systems, accounted for approximately 45% of total revenues in the fiscal year ended December 31, 2006. ASPYRA expects that its service revenues, which accounted for approximately 55% of total revenues in the current fiscal year, will continue to grow as additional new installations are added to the Company’s installed base. As of December 31, 2006, the Company supported approximately 400 active application installations that are used in over 600 customer sites.

By automating the collection and organization of patient clinical data and related diagnostic images, the Company’s Clinical and Diagnostic Information Systems reduce operating costs, assist in meeting compliance requirements, address patient care and safety issues, improve the turnaround time of patients’ diagnosis and treatment, and increase the efficiency of healthcare providers overall. In addition to such factors, products such as those sold by ASPYRA have been well documented to provide significant return on investment scenarios, which further confirms the efficacy of such systems. The healthcare industry continues to operate under increasing pressure from government regulatory agencies and third party payers of medical expense, as well as from increased competition in the healthcare industry, to control costs. Management believes that there will be continuing demands to contain healthcare costs for the foreseeable future. The growing need for improved healthcare technology is evidenced by approximately 100,000 patient deaths in 2006 due to medical errors from incomplete or not easily accessible patient files, as well as a lack of standards for keeping medical records. The U.S. Department of Health and Human Service (HHS) National Coordinator for Health Information Technology has set aside $4.5 billion for the development of standards related to an Electronic Medical Record (EMR) system accessible from any medical organization at any location.

As part of its business strategy, the Company has consistently pursued the development of enhancements and new modules to its existing products, as well as the development of entirely new products and services to expand the Company’s business. The Company has developed a web-based clinician portal marketed as the ASPYRA WebGateway, which provides online access to the Company’s CyberLAB and CyberRAD products so that physicians, nurses and other caregivers can easily utilize them from virtually anywhere in the world, and the Company is continuing to build upon this technology platform in order to deploy other functionality. ASPYRA’s WebGateway provides access to CyberLAB for order placement, patient inquiry, and results, and is compliant with security and privacy issues pertaining to the Health Insurance Portability and Accountability Act (HIPAA). WebGateway also provides access to CyberRAD for orders, scheduling, exam inquiry, electronic signature, regulatory compliance, and other functions. ASPYRA’s AccessNET family of products is highly scalable and permits their deployment in small standalone operations or in large enterprise hospitals. Certain application modules can also be deployed in facilities that currently have PACS installations to provide enhanced capabilities for telemedicine using ASPYRA’s thin client technology.

The board of directors and management, while deliberating the factors leading to the merger with StorCOMM, determined that the convergence of the Company’s clinical systems product technology with a business offering PACS, would present significant opportunities for growth given the changes that were occurring in the healthcare market place. The board of directors believed that the integration of clinical information systems that manage clinical operational activities in healthcare with diagnostic systems such as PACS systems, was becoming more important in the healthcare information systems market. The board of directors of the Company further believed that by combining the two companies into ASPYRA it would better serve the addressable market and result in greater long-term growth opportunities than either independent company had operating alone. The Company had completed most of the integration of the two businesses by the end of the fiscal year ended December 31, 2006 and the remainder of the integration activities are set to be completed by the second fiscal quarter of 2007.  As a result of the integration we believe the combined Company now:

•                  offers integrated applications and services to a broader sector of the healthcare provider market;

•                  has a broader sales and channel coverage than either company independently;

•                  has the advantages of financial synergies; and

•                  has the scale to better compete in the marketplace.

While the merger was being completed, the board of directors and management determined it was in the best interests of the companies to begin developing and executing an integration plan. In order to mitigate the delays in completing the merger and put the combined Company in the best position to immediately execute its integration plan and launch new products following the merger, management determined it was in the best interests of the Company to proceed with the development of its integration plan, which required significant investment in infrastructure and product development.  This activity continued through the 2006 fiscal year and resulted in short-term increases in certain expenses but also allowed for the elimination of redundant personnel and other expenses to attain more efficient business synergies.  While some of these expenses were non-recurring, others including the addition of key personnel in product management, regulatory affairs, and product development, were important additions to management in order to assure the success of the Company’s integration strategy.  In aggregate the Company incurred a net loss of approximately $3,570,000 in fiscal 2006; however of this amount approximately $1,900,000 were non-recurring expenses.

Business Development Strategy

Our strategy since completing the merger is to advance ASPYRA’s position to become a leading company in the clinical and diagnostic sector of the healthcare information technology marketplace, which is growing rapidly. We plan to accomplish this goal through increased market penetration, internal product development efforts, and selective product licenses from third parties or acquisitions of additional technologies and/or product lines where feasible.  Our goal is to evolve beyond the provision of departmental applications and become an enterprise provider of integrated technologies and services that improve the efficiency, safety, and quality of patient care.

Our business model is to establish long term relationships with our end-user customers that are essential for their operational requirements. Our products are mission critical clinical and diagnostic applications that they rely upon to help them manage patient safety, diagnosis, and treatment.  This business model has the potential to generate recurring revenues from the provision of long term services, upgrades, software add-on and other revenue generating opportunities.  Considering the capital budget constraints that are imposed on healthcare providers who use our products, they plan to use them typically for 5 to 10 years.  In order to service them we must keep them current for competitive, clinical and diagnostic reasons, and regulatory compliance.  Enhancements to our products in the form of software upgrades are an integral part of this business model and are included as a contract obligation in our warranty and extended service agreements.  In order to generate such revenue opportunities our investment in software enhancements is significant and is a key component of our ongoing support obligations.

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

We plan to create new integrated products from our product portfolio. Our first integrated product, AccessRAD, which combines our RIS system and PACS system technologies, is substantially complete and is now being marketed. AccessRAD addresses a growing demand for integrating the clinical, work flow and diagnostic activities in acute care hospitals and clinics. In the same instance there is a growing demand to integrate PACS technology with anatomic pathology and laboratory systems that we can create from our product portfolio. We also plan to continue to further develop our clinical and diagnostic applications.

We plan on licensing or acquiring software applications that enhance our clinical and diagnostic products and resell them to our end users, which will provide additional capabilities such as multidimensional image visualization in PACS and robotics in the laboratory. At present ASPYRA’s systems contain a large set of the clinical data and diagnostic images that make up the EMR. Accordingly we plan on evolving our product offerings into an EMR system by acquiring, developing, or licensing the missing components.

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

ASPYRA’s Clinical Information System applications are designed around a common open systems architecture that is based on either the UNIX or Microsoft® operating system platforms and employs thin-client technology at the point of user interface. ASPYRA’s use of this technology allows easy integration into existing networks, as well as seamless integration with other systems. ASPYRA’s suite of Clinical Information System applications allows for scalability and flexibility ensuring that as the needs of a healthcare provider change, the systems can easily be adapted. The Company’s clinical applications are designed around flexible parameterized software, which enables the end user to tailor the software for its individual needs, adapting to the facility’s internal  policies, and allows us to sell across the marketplace into various niches.

For clinical laboratories, the Company has integrated its software applications and data acquisition technology into Laboratory Information Systems (“LIS”), which are sold under its trade name CyberLAB. Extensive applications for a wide variety of laboratory testing, compliance, and quality control procedures, including hematology, immunology, chemistry, microbiology, drug testing, toxicology, urinalysis, and cytology testing, are available with the Company’s systems. Validation and reimbursement, medical error reduction, multi-site reporting and management, database management, bedside specimen collections, point of care testing, auto-verification of results, decision support tools, regulatory adherence tools, remote communications and flexible user defined reporting capabilities are also included. Additional modules are also available for complete microbiology testing and CyberPATH, ASPYRA’s anatomic pathology system, can be fully integrated with CyberLAB. The Company’s LIS are highly flexible and scalable and are used by laboratories of varying size and complexity. During fiscal 2006, ASPYRA migrated CyberLAB to a platform and database independent architecture so that it now is offered either on Windows® with SQL or UNIX with Oracle as its database.  We also completed numerous other functional enhancements to our product offering.

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

PACS coordinates all aspects of digital imaging in hospitals and clinics. This includes capturing images from Digital Imaging and Communications in Medicine (DICOM) and non-DICOM compliant imaging modalities and video sources, storing this clinical information in a secure environment, and distributing and displaying both clinical images and corresponding diagnostic information throughout hospitals and clinics. ASPYRA’S PACS can integrate with existing hospital systems to share information as necessary. For example, if a facility has a hospital information system that manages exam appointments, this system can integrate with ASPYRA’S PACS to share information about the scheduled exams. Typically, integration is accomplished using communications standards such as DICOM and Health Level Seven  (HL7).

ASPYRA released version 6.0 of its AccessNET PACS software in February 2006. Among the enhancements for system administrators in version 6.0 is the Install Manager available in ASPYRA’S Management Station application. This new distribution / update mechanism allows users of the system to update their MedVIEW® viewing station software. MedVIEW® will automatically detect when a newer version is available on an AccessNET server and will upgrade itself in the background without any user intervention. The Install Manager also enables system administrators to track versions installed and distributed. The system administrator can require the automatic update / upgrade or leave the installation timing to the discretion of the system user. Enhancements to annotations, reports, DICOM Interchange CDs, and support for DICOM color images with segmented color tables are available in the new version along with new features for system administrators. Also in February 2006, ASPYRA announced attainment of the Gold Certified level of the Microsoft Partner Program. As a Microsoft Certified Partner, Aspyra reached the highest level within the program by earning the ISV/Software Solutions Competency for its Picture Archive Communications System (PACS) product - AccessNET, and the Networking Infrastructure Solutions Competency.

During fiscal year ended December 31, 2006, extensive development was undertaken to provide integration between CyberRAD and AccessNET, which led to the launch of a new integrated RIS/PACS product that is sold under the trade name AccessRAD. Specifically developed to enhance workflow and provide instant availability to clinical information, AccessRAD is designed to meet the needs of acute-care hospitals, enterprise-wide delivery networks, and large imaging enterprises. Furthering increasing efficiency, AccessRAD’s multisite module enables organizations to manage the workflow and reporting needs at multiple facilities with a single solution. AccessRAD provides radiologists with a central command center to manage RIS and PACS functions. All the tools for reading images, dictating, accessing images and reports, as well as electronically signing reports, are available on the AccessRAD desktop. AccessRAD also helps organizations enhance patient safety by reducing the errors that result from redundant data entry, and the solution improves care delivery by providing clinicians with real-time information.

ASPYRA’s AccessMED is a version of AccessNET that was designed for the specialty PACS environment, such as orthopedics. It mirrors the workflow and tools specific to the needs of medical specialists to improve efficiency and care delivery. Work lists of patients and exams can be viewed in multiple ways based on the needs of clinicians or administrative users. In addition, clinicians can bookmark interesting and special cases for quick and easy follow up, or for collaboration with other specialists. AccessMED provides an unlimited configuration of viewing options for images, work lists, reports, prior studies and other clinical information. Content-sensitive help screens and tutorials can be viewed on screen, providing users with a virtual expert at their fingertips while they complete their tasks. Advanced workflow tools, such as embedded dictation and report generation, combine diagnostic and reporting capabilities into a single solution.

Specialized modules within AccessMED offer enhanced image viewing options. The AccessMED OrthoView™ module includes templates from virtually every major prosthetics manufacturer to provide clinicians with digital surgical planning capabilities. In addition, the AccessMED Image STITCH module provides the tools needed to combine multiple images into a single image for review, which is especially valuable for long bone and spinal images.

Integration

The Company has designed its products to incorporate open systems architecture and to conform to computer industry standards, which enable them to be more easily integrated with other vendors’ products. Healthcare industry standards, including HL7 and American Society for Testing and Materials (ASTM), and DICOM standards are employed throughout the Company’s software products and in its CyberLINK connectivity application.  Aspyra is an active vendor participant with IHE (Integrating the Healthcare Enterprise). IHE is an initiative by healthcare professionals and industry to improve the way computer systems in healthcare share information. IHE promotes the coordinated use of established standards such as DICOM and HL7 to address specific clinical needs in support of optimal patient care. Systems developed in accordance with IHE communicate with one another better, are easier to implement, and enable care providers to use information more effectively.

The Company’s Clinical and Diagnostic Information Systems support extensive communication capabilities to various healthcare information systems including Hospital Information Systems, nursing and practice management systems, EMR Systems, for which the Company has developed over five hundred system-to-system communication interfaces. The Company’s Clinical Information Systems are employed in many settings that consist of multiple sites where testing or medical procedures are seamlessly integrated. In addition, different types of enterprises, such as hospital and affiliated outreach clinics, can use the Company’s systems to integrate their activities thus enabling the execution of their business strategies. The communication interfaces often support bi-directional data communications, whereby demographic and order requests are transmitted to the Clinical Information Systems and, in turn, billing information and results are re-transmitted to the host system. The Company’s Clinical Information Systems support their own order communications and test subsystems that have been employed in other accounts that have relied on the Clinical Information System’s communications capabilities. Management believes that communications to other systems allowing connectivity between its CIS applications and patient care, electronic medical record systems, and other administrative information systems, are very important functional requirements in the marketability of its products. The Company has focused considerable attention on the communication, networking, and connectivity capabilities of its products, and plans to further develop these capabilities as opportunities present themselves.

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

The Company’s service revenues for fiscal year ended December 31, 2006 increased by approximately 38% from the fiscal year ended December 31, 2005, and they are expected to continue to grow as the installed base of system customers grows. The majority of the Company’s customers are under service contracts. The Company believes that the ability to offer comprehensive services to its customers is a very important facet of its business and solidifies a long-term relationship with its customer accounts. The recurring revenue stream associated with this activity is a significant part of the Company’s business. The ability to offer long-term service often leads to add-on sales opportunities for peripheral components, data acquisition products, and upgrades to newer computers and software applications. In addition, the quality of service is an important aspect of the end users buying decision when making a system selection; therefore the Company is constantly fine-tuning the services it provides and its service organization as part of its marketing strategy.

The Company has deployed technology to automate a company-wide helpdesk system in order to more effectively service its customers and employs a “virtual company” concept by linking outside personnel via the Internet directly into its own internal network. This permits ASPYRA employees who are engaged in technical and service related activities to telecommute through this venue. During fiscal year ended December 31, 2005, the Company converted its aged helpdesk system to a new customer relationship management system (CRM) and integrated it with its current general accounting system. The Company has substantially completed the upgrade of its company-wide network infrastructure and the integration of all of its business processes into the CRM and accounting systems.

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

The Company recruited additional support and implementation personnel during fiscal 2006 and implemented new training programs.

Significant Contracts and Programs

The Company has pursued a strategy of seeking out new market opportunities to expand the distribution of its products in two specific ways, first through joint ventures with other vendors of compatible products and services that are synergistic with ASPYRA’s products, and secondly by entering new markets.

ASPYRA is also seeking to expand its presence in international markets. With the completion of the merger, the Company consolidated its international activities in its United Kingdom offices. Currently most of the Company’s installations are in the United States; however, the Company also has systems placed in the United Kingdom, South Africa, Hungary, Russia, Canada, the Caribbean, Malaysia, Indonesia, and Singapore.

As part of its overall marketing strategy, the Company is also pursuing strategic relationships with organizations that operate multiple entity enterprises where the Company may have the opportunity to offer its array of products and services to the group.

During the fiscal year ended December 31, 2006, there were no customers, contracts or programs that generated over 10% of the Company’s net sales other than through a distribution arrangement with Merry X-Ray that generated approximately $2.3 million in aggregate sales or 18% of total revenues.

Product Development

The market for the Company’s products is characterized by rapid and significant technological change.  The Company’s ability to compete in the market, and to operate successfully, depends in part on its ability to react to such change.  During the Company’s fiscal years ended December 31, 2006, and 2005, amounts (exclusive of capitalized software) equal to approximately 15.6%, and 18%, respectively, of the Company’s net sales were expended for research and development.  The Company continues to expend a significant amount of resources for the development of new products, and for the development of additional enhancements to existing products and intends to continue to expend such resources in the future.

The Company’s development plans are focused on evolving its clinical and diagnostic application products to a common user interface based on industry standard thin client technology.  Utilization of this common user interface architecture allows for easier deployment in a traditional enterprise environment as well as projecting the applications natively over the Internet.  Management believes that the total cost of ownership inherent in thin client architecture is very attractive to both current and future users.  As the product suite continues to migrate to a common look and feel, ASPYRA is also migrating its products to an independent operating platform and relational database technology. This architectural approach allows the product suite to take advantage of all current and any potential future relational database technologies. Management’s goal is to drive the product suite to a total open systems environment, therefore allowing ASPYRA to take advantage of new technologies as they appear.

In addition to the preceding, ASPYRA has planned product development projects over the next three years that include additional enhancements to all of its products.  The Company also continues to develop enhancements to its WebGateway that will provide for greater functionality, and expanded use of its CIS products for physician users.

Research and development expenditures, net of capitalized software, amounted to approximately $1,981,000 in fiscal year ended December 31, 2006, and $1,301,000 in fiscal year ended December 31, 2005.  Such expenditures were attributable to systems development, including the development of new Laboratory, Radiology, and Pharmacy Information Systems applications, and enhancements to those products. The Company’s Clinical Information Systems are programmed using an OBJECT COBOL language that provides a standard code structure for the business logic while the graphical presentation is written in JAVA® and HTML.  By employing run-time modules for UNIX and Windows, the Company has been able to port to a variety of hardware platforms with ease.   The Company’s Diagnostic Information Systems are built upon the Microsoft® .net platform and are programmed using C# and C++. The Company currently supports its software applications on Intel® based Hewlett Packard® servers, Dell® servers and IBM® RISC 6000 servers, the most popular computer providers in healthcare.  This capability has allowed the Company to become “platform independent” in vending its software products where some customers may be predisposed to certain hardware brands.  The Company also takes advantage of using off the shelf software such as Microsoft® Word® for transcription and document production and delivery.  All of the Company’s products are open database compliant (ODBC), and the data structures support the use of standard query language (SQL) report generators that allows a wide range of reporting capabilities.

Distribution and Marketing

ASPYRA sells its CIS and DIS systems directly through its own sales force in North America, through channel partners and distributor programs with other companies, and has reseller agreements in certain international markets. It also sells directly in the United Kingdom through its offices located in East Grinstead, West Sussex.  At present, the Company’s domestic direct field sales force consists of six regional salespersons, and two clinical software consultants, that are managed by a vice president of sales.

At the time of the conclusion of the merger, the Company launched a new corporate identity campaign in order to introduce the merged Company under the new name ASPYRA to the marketplace, which included the creation of a new corporate identity strategy including a new name, tagline, logo and branding.

In addition, the Company commenced new promotional activities and is compiling a significant database of accounts throughout the healthcare marketplace that is helping to position the Company’s sales activities. In addition to direct marketing, the Company promotes its products by attending national industry trade meetings, through media advertising, publishing articles in industry publications, telemarketing campaigns, and through its website. Because of the opportunity to meet larger audiences at national industry meetings, the Company intends to upgrade its participation at such meetings for fiscal 2007 with new larger exhibits and other promotional programs. The Company has also formed joint marketing arrangements with other companies that have compatible products and services, which has increased sales penetration in the marketplace.

The Company has established and supports a periodic user symposium in order to encourage users of its Clinical Information Systems to participate in helping the Company to better serve its customers. The focus of the symposium is to encourage open group communications with the Company about a range of subjects, including service and support and new product enhancements. Since the Company has experienced success in vending multiple products to its customers, the national symposium proves to be a good forum to discuss general topics, such as the Company’s strategy and product direction, and provides an opportunity to focus on specific application issues in breakout sessions, special interest groups (SIGs) and roundtable discussions. The Company also schedules advanced training courses as part of the symposium agenda that have had considerable attendance by its customers.

The Company also publishes newsletters and articles, which are intended to expand communications with existing and potential customers. During fiscal 2007, the Company expects to substantially increase expenditures associated with its marketing plan which include additional web site enhancements, collateral materials, including new product marketing literature, and intends to expand its direct marketing and telemarketing activities.

Competition

The Company has several significant competitors including McKesson, GE Medical Systems, Siemens, Cerner, Merge Healthcare, Amicas, Misys, Phillips, and others, in the Clinical Information Systems business, many of which are much larger companies that may offer a wider array of products and services in addition to competitive clinical applications. These competitors have significantly greater resources than we have, including greater name recognition, larger sales operations, greater ability to finance research and development and proceedings for regulatory approval, and more developed regulatory compliance and quality control systems. Management believes, however, that few competing CIS products offer the Company’s hybrid multisite capabilities, variety of data interfaces, add-on capability, and flexibility that allows the systems to be user definable, so that they can be employed in different types of settings. The multisite and multi-disciplinary or hybrid nature of the Company’s products are a strong selling point. The Company has also received very good references about its service organization and the ability to respond to customers needs on a timely and cost effective basis.

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

Manufacturing and Suppliers

The Company has utilized computers manufactured by several suppliers for its Clinical Information Systems in the past, and primarily uses computers manufactured by Hewlett Packard ®, Dell, and IBM®. Management believes that other computers, which can be used in the Company’s systems, are readily available from several suppliers. As part of a strategy to limit the amount of hardware that the Company carries, it has migrated to a “just in time” inventory program whereby it has relied on purchasing inventory when it has received an order from a customer rather than stocking inventory on a routine basis. The Company still maintains an inventory supply of certain items including spare parts and components for both its CIS product line and for its data acquisition product line. In addition, the Company maintains a long-term inventory pool of components and parts to service customer’s hardware pursuant to its long term extended service agreements.

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

•                  IDC.  IDC is a manufacturer/distributor of Digital Radiography (DR) systems for diagnostic use in hospitals, imaging centers and clinics. Aspyra resells and promotes IDC’s DR systems nationally to new and existing ASPYRA AccessNET and AccessMED PACS customers.

•                  InSite One. ASPYRA and InSite One, Inc. have formed an alliance to provide ASPYRA’s software to InSite One customers and InSite One’s remote and on-site archive and disaster recovery capabilities to ASPYRA customers. This partnership offers facilities another method of compliance with HIPAA’s requirements for the protection of patient information. It also provides a high level of redundancy and disaster recovery capabilities at an affordable price.

•                  Konica Minolta Medical Imaging USA. Konica is a manufacturer/distributor of digital and traditional imaging products for diagnostic use by hospitals, imaging centers, clinics and private practice physicians - the same audience Aspyra markets its RIS and PACS product solutions to. Aspyra resells Konica Minolta’s Xpress CR product line nationally to new and existing Aspyra PACS customers.

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

•                  Barco / Voxar®. Post processing options provide additional methods to review patient information and make a diagnosis. MedVIEW® 5.0 integrates with Voxar’s 3D Plug n’ View to provide image post-processing options including 3D imaging, Multi-planar reconstruction and Maximum intensity projection.

Warranties and Product Liability

The Company warrants that its products conform to their respective functional specifications for periods that vary according to product category. The Company warrants its application software incorporated in its CIS and DIS products for one year after installation. The warranty periods may differ depending on the program that the products are sold under. However, customers may elect to enter into extended service agreements with the Company that further extends such warranties. The computers and other hardware components that the Company currently sells as part of its CIS and DIS products are subject to the warranties of their manufacturers. The manufacturers generally warrant their products against faulty material and workmanship for one to three years. The Company passes through the manufacturers warranties to the end users and in most cases contracts with the manufacturers who are to provide onsite warranty services through the manufacturer’s service network. The Company’s data acquisition products and components are warranted against faulty materials and workmanship for 90 days.

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

Copyrights, Patents and Trade Secrets

The Company holds patents protecting some of its proprietary technology, which it has either filed directly or received through assignment. The Company has copyrighted the designs of its proprietary components and application software. Patent or copyright protection may not be available for many of the Company’s products. A significant portion of the Company’s proprietary technology is in the form of software. The Company has relied primarily on copyright and trade secret protection of its software. Management believes that its business is more dependent upon marketing, service, and knowledge than on patent or copyright protection. The Company has registered trademarks for CyberLAB CyberMED, CyberRAD, CyberPATH, CyberPRINT, CyberTERM, CyberLINK, CyberMATE, WebGateway,  ImageWEB and MedVIEW, and has applied to register its trademarks on its other trade and company names. The Company has retained special intellectual property counsel to advise management on the appropriate course to follow with respect to these issues and has continued to pursue measures to protect its intellectual property.

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

The Company is informed that the FDA requires most Class I and Class II medical devices, which include the Company’s Clinical Information System and Picture Archive Communications System products, to comply with its Quality System Regulation (QSR).  Additionally, the FDA requires all medical devices utilizing software to meet the design control requirements of the QSR.  The Company completed an updated quality policy and a modification of its internal policies to comply with this directive.  Management believes that the QSR procedures have an impact on its business to the extent that there are lengthened development cycles of new software and additional costs are incurred.  However, all of its competitors are faced with the same requirements. The Company’s Quality System will, however, allow for a higher level of customer satisfaction, as the internal processes and software must go through more rigorous audits and testing.

The FDA from time to time reevaluates its rules and classifications relevant to computer products used in connection with medical devices and software used in clinical applications.  No assurance can be given that the Company’s current or new products developed will not be subject to the provisions of the Amendments and implementing rules.  From time to time the Company has retained special counsel to advise it in such matters.  The likelihood of such changes and their effect on the business of the Company cannot be ascertained.  If the FDA were to determine that additional provisions should apply to all or some of the Company’s products, it is uncertain whether compliance with such interpretation would have a material adverse effect on the Company or its products or operations.

In general, the Company and its products are subject to direct governmental regulations applicable to manufacturers, including those regulations promulgated under the Occupational Safety and Health Act, and by the Environmental Protection Agency. The Company’s customers, however, are subject to significant regulation by the FDA, the Centers for Medicare and

Medicaid Services, the Department of Health and Human Services , the Centers for Disease Control, and by state and local governmental authorities. Such regulations require the Company to comply with certain requirements in order to sell its systems, and are a major focus of its development efforts in order to maintain the regulatory compliance of its products. In addition, the new HIPAA requirements  indirectly and directly are applicable to the Company and have been a focus of its new product development efforts during the last two fiscal years.

Backlog

The Company’s backlog at December 31, 2006 was approximately $800,000 for software, hardware and interface products, and approximately $1,500,000 for deferred services, compared to approximately $1,200,000 for software, hardware and interface products, and $1,600,000 for deferred services, at December 31, 2005. The Company also has annually renewable extended service agreements under contracts aggregating in excess of $6,500,000.

Employees

At March 30, 2007, the Company had 99 full time and 2 part time employees of whom 26 are involved in product development, 16 in sales and marketing, 47 in technical services, training, and support, and 12 in administration. The Company is not subject to any collective bargaining agreements and considers its employee relations to be good.

Item 2. Description of Property.

ASPYRA’s headquarters are located in a leased facility in Calabasas, California. The facility was constructed in 1991 and comprises approximately 16,800 square feet with an effective base rental of approximately $24,537 per month, plus common area maintenance costs and property taxes. The facility is leased under an extension of the original lease that has a five year term that ends in October 2012 and is subject to cost of living adjustments in each year. All other provisions of the original lease substantially remained the same.

The Calabasas facility is used as general offices and operations headquarters that includes warehousing, service and support, training, development, and assembly. The Company considers the facility to be adequate for its intended purposes. The Company carries adequate general liability insurance, as required by the respective leases, to cover any risks concerning the facility.

ASPYRA also operates out of a leased facility in Jacksonville, Florida. The facility in Jacksonville was constructed in 1991 and comprises approximately 8,422 square feet with an effective base rental of approximately $11,405 per month, plus common area maintenance costs and property taxes. The Jacksonville location is leased under an extension of the original lease which has a five year term that ends in January 2012 and is subject to cost of living adjustments in each year.

The Jacksonville facilities are used as general offices and for operations that includes service and support, training, development, and product integration. The Company carries adequate general liability insurance, as required by its respective leases, to cover any risks concerning the facilities.

ASPYRA’s United Kingdom subsidiary Aspyra Technologies, Ltd. is located in East Grinstead, West Sussex, United Kingdom. In June 2005, a new lease was entered into for 3 years with the option to terminate after two years. The combined space in the United Kingdom office is 640 square feet with a monthly rent of $3,366. The facilities are used for general offices.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2006.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)  Market information.

The Company’s common shares trade publicly on the American Stock Exchange under the symbol “APY”. The following table sets forth for the periods indicated, the range of the high and low sale prices for the common shares as reported by the American Stock Exchange. The prices do not include retail markups, markdowns, or commissions.

	High	Low
Fiscal 2005 ending December 31,
First Quarter	$3.98	$1.85
Second Quarter	2.35	1.69
Third Quarter	2.90	1.68
Fourth Quarter	3.00	2.10

Fiscal 2006 ending December 31,
First Quarter	2.75	2.05
Second Quarter	2.55	1.35
Third Quarter	2.45	1.62
Fourth Quarter	2.25	1.50

(b)  Holders.

The number of shareholders of record of Common Shares of the Company as of March 30, 2007 was approximately 550. The Company also has approximately 900 beneficial holders of record whose shares are held in street name as of March 30, 2007.

(c)  Dividends.

Holders of Common Shares are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company has never paid a cash dividend on its Common Shares and the Board of Directors currently intends to retain any earnings for use in the Company’s business.

(d)  Securities authorized for issuance under equity compensation plans.

The following table represents securities authorized for issuance under our equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)

Equity Compensation Plans approved by security holders	1,290,875	$2.45	820,227

Equity Compensation Plans not approved by security holders	0		0
Total

(e)  Recent sales of unregistered securities.

From time to time the Company has issued restricted common shares to its employees in lieu of compensation for vacation pay. However, there were no such issuances of unregistered Common Shares during the years ended December 31, 2006 and 2005.

(f)  Small business issuer purchase of equity securities.

During the years ended December 31, 2006 and 2005, there were no repurchases of Common Shares.

Item 6. Management’s Discussions and Analysis or Plan of Operation.

Overview

The following discussion relates to the merged business of ASPYRA, which includes the operations of its wholly owned subsidiary Aspyra Diagnostic Solutions, Inc. (ADSI) formerly StorCOMM, Inc. and its wholly owned subsidiary Aspyra Technologies, Ltd. (ATI) formerly StorCOMM Technologies, Ltd..  The merger, which resulted in the acquisition of ADSI, was consummated on November 22, 2005 and this is the first full annual report since the merger was consummated.

ASPYRA operates in one business segment determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, and generates revenues primarily from the sale of its Clinical and Diagnostic Information Systems, which includes the license of proprietary application software, and may include the sale of servers and other hardware components to be integrated with its application software. In connection with its sales of its products, the Company provides implementation services for the installation, integration, and training of end users’ personnel. The Company also generates sales of ancillary software and hardware, to its customers and to third parties. We recognize these revenues under system sales in our financial statements.  The Company also generates recurring revenues from the provision of comprehensive post implementation services to its customers, pursuant to extended service agreements. We recognize these revenues under service revenues in our financial statements.  This service relationship is an important aspect of our business as the Company’s products are “mission critical” systems that are used by healthcare providers in most cases 24 hours per day and 7 days per week. The ability to provide comprehensive services is crucial to obtaining new customers and maintaining existing customers.  In order to retain this service relationship we must keep our products current for competitive, clinical, diagnostic, and regulatory compliance.  Enhancements to our products in the form of software upgrades are an integral part of our business model and are included as a contract obligation in our warranty and extended service agreements.  In order to generate such revenue opportunities our investment in software enhancements is significant and is a key component of our on going support obligations.

Because of the nature of our business, ASPYRA makes significant investments in research and development for new products and enhancements to existing products. Historically, ASPYRA has funded its research and development programs through cash flow primarily generated from operations. Management anticipates that future expenditures in research and development will either continue at current levels or may increase for the foreseeable future, and will be funded primarily out of the Company’s cash flow from operations.

ASPYRA’s results of operation for the fiscal year ended December 31, 2006 were marked by an increase in sales and an operating loss that are more fully discussed in the following section “Results of Operations.”  The Company’s increase in revenues was due to the addition of the revenues from ASPYRA’s wholly owned subsidiary ADSI.  Aspyra’s operating loss was attributable to two primary factors, the Company experienced volatility in sales quarter to quarter due to the Company’s reliance on third party distributors for its PACS products which attributed to its operating loss.  Second, the Company underwent significant integration activities which were costly and time consuming.

Generally, sales cycles for CIS and DIS products are lengthy and on average exceed six months from inception to closure.  Because of the complexity of the sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.  Furthermore, the Company has been primarily reliant on distributors and channel partners for the sales of its diagnostic systems and has been subject to inconsistencies in the performance of such third parties and the timely consummation of orders.  ASPYRA completed a unification of its sales force to focus more on a direct sales model for some of the diagnostic system products to supplement the distribution and channel network so that it is less reliant on third parties in the sale of its diagnostic systems.  ASPYRA also has completed new versions of its laboratory and radiology information systems products, as well as its new AccessRAD Radiology Information System (“RIS”) / Picture Archive Communication Systems (“PACS”) which it has begun marketing and anticipates increased sales related to such new product releases in the future.

The operating losses incurred by the Company during the fiscal year ended December 31, 2006 were also attributable to the costs associated with integration activities in addition to the uneven sales performance previously discussed.  The Company completed the integration and restructuring of the merged businesses and incurred certain costs associated with such activities which were only partially offset by reductions in redundant personnel and other expenses during the 2006 fiscal year.  The Company expects to achieve synergies and cost reductions in its business as it completes further integration and restructuring through the first half of fiscal 2007.   In sum approximately $1.9 million in non recurring expenses were incurred during the 2006 fiscal year as a result of the integration and restructure of the merged business.

ASPYRA concluded the merger on November 22, 2005 and has accounted for the transaction as a purchase. Accordingly only the operations of ADSI for the period beginning November 23, 2005 through December 31, 2005 have been consolidated in the audited financial statements for the fiscal year ended December 31, 2005. However the operations for the entire Company are included in the results of operations for the fiscal year ended December 31, 2006.  In addition, ASPYRA elected to change its fiscal year end from August 31 to December 31 in January 2005 and filed a transitional report on Form 10-QSB for the four months ended December 31, 2004.

This management’s discussion and analysis compares the results of operation for the fiscal year ended December 31, 2006 with the fiscal year ended December 31, 2005.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December31, 2005

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005
Revenues:
System sales	44.6%	29.3%
Service revenues	55.4	70.7

Total revenues	100.0	100.0

Cost of products and services sold:
System sales	30.8	25.2
Service revenues	22.8	26.1

Total cost of products and services	53.6	51.3

Gross profit	46.4	48.7

Operating expenses:
Selling, general and administrative	57.1	54.0
Research and development	15.6	18.0

Total operating expenses	72.7	72.0

Operating loss	(26.3)	(23.3)

Loss before provision for income taxes	(28.1)	(23.5)

Provision for income taxes	—	(11.2)

Net loss	(28.1)	(34.7)

Revenues

Sales for the fiscal year ending December 31, 2006 were $12,689,217, as compared to $7,205,757 for the fiscal year ending December 31, 2005, an overall increase of $5,483,460 or 76.1%. When analyzed by revenue category, sales of Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) increased by $3,552,847 or 168.2%, and services increased by $1,931,013 or 37.9%. The increase in sales of CIS and DIS products during the current period was positively affected by the consolidation of the reporting of the former entities results of operation for the full fiscal year. In addition, the Company has invested additional funds into marketing activities to rebuild its CIS sales pipeline, which was beginning to show improvement by the end of the 2006 fiscal year.  Secondly, the DIS products have been sold through distributors and channel partners since the inception of ADSI’s business and accounted for approximately 90% of the sales in fiscal year ended December 31, 2005. Shortly after the merger with ADSI was consummated, its primary distributor announced that it had changed ownership and subsequently went through a management and operational restructure, which temporarily caused a cessation in new order flow. Although the distributor has since resumed representation, new order flow is not at the historical levels and management is developing other sources of lead generation. As part of its future growth strategy management is emphasizing direct sales activities of its DIS products while it continues to utilize distributors and channel partners for some products and market sectors.

The increase in service revenues is attributable to a greater number of customer accounts under contract. As part of the assets acquired in the merger, ASPYRA gained the service relationship with ADSI’s customers and continues to integrate all of its service policies, procedures and operational activities including the utilization of ASPYRA’s customer relationship management system throughout the Company. At present, the Company has approximately $6.5 million in annual renewable service agreements under contract and also has some customers that it supports under billable arrangements. Service revenues are expected to continue to increase as the Company’s installed base of CIS and DIS installations increases.

The Company continues to expand its sales and marketing activities, directing its focus towards larger customers and multi-product sales as well as selling new products into its installed customer base. The Company continues to seek strategic joint marketing partnerships with other companies, and channel partners, which has improved the Company’s market penetration and has initiated more marketing activities internationally. ASPYRA’s “pipeline” of working CIS and DIS transactions continues to improve, and management views the near term outlook for the continued sale of such products as cautiously optimistic during the first half of the 2007 fiscal year. The Company’s future operating results will continue to be subject to annual and quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual period. In addition, the Company’s revenues associated with CIS and DIS transactions may be delayed due to customer related issues such as availability of funding, staff availability, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of ASPYRA.

Cost of Products and Services Sold

Cost of products and services sold overall increased by $3,109,500 or 84.1% for the fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005. The overall increase in cost of sales was primarily attributable to an increase in labor costs of $1,047,003 or 51.6%, an increase of $1,187,436 or 296.6% in material costs, and an increase in other costs of sales of $875,061 or 69.2%. The increase in labor costs and other costs of sales was primarily attributable to additional personnel hired during the fiscal year and the absorption of the former ADSI operations department into ASPYRA following the merger. The increase in material costs was attributable to a higher volume of transactions that included hardware components that were provided in connection with sales of DIS products. On a going forward basis sales of DIS products are expected to include a higher percentage of hardware components as the average sale of a typical PACS system includes specialized viewers, storage devices and other hardware components that are specifically configured for the system and required for optimum operation.  The increase in other costs of sales was attributable to the absorption of overhead including the Jacksonville and UK facilities and infrastructure.

Cost of sales as a percentage of sales increased to 54% for the fiscal year ended December 31, 2006, as compared to 51% for the fiscal year ended December 31, 2005. The overall percentage increase in cost of sales, as a percentage of sales, was primarily attributable to the absorption of the former ADSI operations departments into ASPYRA and the volume and mix of sales. Management believes the gross profit margin will improve in fiscal 2007 for the full year of operations; however, the Company could experience quarterly variations in gross margin as a result of the factors discussed above. Management was able to eliminate redundant personnel and achieve operational synergies that yielded reductions in operating expenses during fiscal 2006 which we expect to be evident in 2007.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased in aggregate by $3,353,738 or 86.2% for the fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005.  Of the total increase, approximately $678,000 was attributable to expenses incurred by ASPYRA and the balance of approximately $2,676,000 is attributable to the expenses of ADSI absorbed post merger and was primarily attributable to the personnel and overhead expenses associated with the sales, general and administrative departments. The approximately $678,000 increase incurred by ASPYRA consisted of approximately $617,000 of increases in general and administrative expenses and approximately $61,000 in increases in selling and marketing expenses. The increases in general and administrative expenses were primarily attributable to additional expenditures for legal and auditing of about $232,000, expenses associated with corporate governance of $142,000 including filing fees, board of director expenses, and investor relations, depreciation expense of about $67,000, section 123R expenses associated with stock options of about $87,000, and various other expenses of about $89,000 in aggregate that were partially offset by savings in other expense categories . The increases in selling and marketing expenses of approximately $61,000 were primarily attributable to a user symposium of about $45,000 and tradeshow expenses of about $16,000.  The increased trade show expenses were primarily attributable to the launch of the merged Company and new products. A significant portion of the overall increased expenses was merger related and nonrecurring.

The Company plans to continue to make investments in sales and marketing programs in fiscal 2007 associated with increased activities related to programs that target sales opportunities in the community hospital and multi-specialty clinic sectors.  During fiscal 2007, the Company plans to complete the implementation of its new customer relationship management system and accounting systems throughout the ADSI operation and expects to incur expenses associated with that implementation; a portion of such costs will be expensed.  However we also expect to reduce certain personnel expense as the systems implementations will provide for additional synergies.

Research and Development Expenses

  Research and development expenses increased $680,704 or 52.3% during the fiscal year ended December 31, 2006, as compared to the fiscal year ended December 31, 2005. Of this amount approximately $157,000 was attributable to increased expenses incurred by ASPYRA, and the balance of approximately $524,000 represents the expenses absorbed related to ADSI post merger which was primarily attributable to development personnel and attendant overhead of the research and development department. The increase of $157,000 attributable to ASPYRA is associated with increases in salaries and expenses of new personnel in product development added during the period. Such increased expenses were attributable to the development of AccessRAD, enhancements and new modules for the Company’s CIS products, and new applications under development. For its current fiscal year ended December 31, 2006 and fiscal year ended December 31, 2005, the Company capitalized software costs of $930,810 and $687,738, respectively, which are generally amortized over the estimated useful life not to exceed five years. Management anticipates its overall research and development activities to remain fairly constant in fiscal 2007.

Interest and other income was $99,962 for the fiscal year ended December 31, 2006 as compared to $26,461 for the fiscal year ended December 31, 2005 due to increased interest earned on money market deposits, and an increase in finance charges levied on customers who were late in their payments on accounts receivable.

Interest and other expense was $321,679 for the fiscal year ended December 31, 2006 as compared to $37,934 for the fiscal year ended December 31, 2005.  Of this amount approximately $192,000 was associated with a penalty imposed as a result of a delay in the registration of the securities underlying the private equity placements.  The balance was primarily attributable to an increased level of borrowings on the Company’s line of credit with its bank and interest expense on the debt assumed post merger.

Income tax provision was $4,810 for the fiscal year ended December 31, 2006 as compared to $807,013 for the fiscal year ended December 31, 2005. The decrease was primarily a result of the Company recording an additional valuation allowance of $793,877 in the third quarter of fiscal year ended December 31, 2005 and during 2006, maintaining the full valuation allowance.

As a result of the factors discussed above, the Company had a net loss of $3,570,438 for the fiscal year ended December 31, 2006, compared to a net loss of $2,501,915 for the fiscal year ended December 31, 2005. The Company’s basic and diluted loss per share was $0.36 for fiscal year ended December 31, 2006 as compared to basic and diluted loss per share of $0.62 in fiscal year ended December 31, 2005.

At December 31, 2006, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $30,600,000 and $37,449,000, respectively, that are subject to Internal Revenue Code Section 382 limitations. These operating loss carryforwards expire at various dates through 2026, and general business tax credit carryforwards available to offset future state and federal income tax payable of approximately $341,000 and $781,300, respectively. While the Federal general business tax credits expire at various dates through 2026, the state general business tax credits can be carried forward indefinitely. The Company also has alternative minimum tax (AMT)

net operating loss carryforwards of approximately $35,261,000 to offset future AMT taxable income that expires through various dates through 2026. Internal Revenue Code Section 382 imposes limitations on the utilization of net operating loss and tax credit carryovers pursuant to an ownership change as a consequence of the merger with ADSI. The annual loss limitation amount is $885,000.

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

The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. In conjunction with the merger, the Company purchased intangible assets that were not deductible for tax purposes, and a deferred tax liability of $1,806,734 was recorded. In addition, the Company recorded a deferred tax asset of $1,806,734 which is expected to be realized over the term of the deferred tax liability. The deferred tax asset and deferred tax liability were included in goodwill. At December 31, 2006, the Company evaluated the net deferred tax asset taking into consideration operating results and determined that a valuation allowance of approximately $4,643,500 should be maintained.

Capital Resources and Liquidity

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $930,810 and $687,738 respectively during fiscal 2006 and 2005 in software development.  These expenditures related to investment in the Company’s new RIS/PACS integrated system AccessRAD, and the new version of the Company’s LIS product, CyberLAB, and other product enhancements.  The Company anticipates expending additional sums during fiscal 2007 on product enhancements to all its products and the further development of AccessRAD.  During fiscal 2006, the Company invested an aggregate of $285,837 in fixed assets primarily consisting of computers and software, as compared to an investment of $325,718 in fixed assets primarily consisting of computers and software in fiscal 2005.

As of December 31, 2006, the Company’s working capital amounted to a deficit of $2,256,352.  At December 31, 2006, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,000,000, of which $1,000,000 was outstanding. The bank credit agreement was due to expire on May 19, 2007 and the line of credit was secured by a $1,000,000 time deposit account.  On February 27, 2007, ASPYRA entered into a new banking relationship whereby the bank provided a revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit matures on February 27, 2008 and is secured by the Company’s accounts receivable and inventory.  The line of credit is subject to certain covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  The Company used the initial advance on the revolving line of credit to pay in full its note from a prior bank that was secured by a $1,000,000 certificate of deposit recorded on the December 31, 2006 balance sheet under restricted cash.  The payoff released the certificate of deposit previously held by the former bank.  Management is considering additional financing to accelerate its business development plans which in turn may improve its working capital position.

Cash used in operating activities was $2,231,102 for the fiscal year ended December 31, 2006, compared to cash used in operating activities of $638,130 for the fiscal year ended December 31, 2005.  The increase in cash used for operating activities was primarily attributable to the net loss incurred and net change in accounts payable and deferred revenues which was partially offset by net change in receivables and inventories.

Net cash used in investing activities totaled $1,216,647 for the 2006 fiscal year, compared to $2,661,469 used in investing activities during the 2005 fiscal year.  The change was primarily the result of an increase in software capitalization costs compared to the prior fiscal year, which were offset by the purchase of ADSI in the previous fiscal year.

Cash provided by financing activities amounted to $3,174,669 during the 2006 fiscal year compared to cash by financing activities of $2,976,979 in fiscal 2005.  The change in fiscal 2006 resulted primarily from the net proceeds from a private placement completed in May 2006.

The Company’s primary source of working capital has been generated from private placements and from borrowings.  The Company’s results of operations for the current fiscal year ended December 31, 2006 produced negative operating cash flow of approximately $2,231,102, which was not sufficient to fund its product development activities, and to invest in new marketing programs, which required the Company to seek financing.  An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may, from time to time, evaluate acquisitions of other businesses, applications or technologies.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$1,164,275	$420,000	$386,264	$344,276	$13,735
Debt (1)	$1,538,177	$1,538,177	$—	$—	$—
Capital lease	$876,402	$227,262	$417,493	$231,648	$—

(1)          Includes payment of interest of $114,660 in 2007.

On March 15, 2007, the Company signed an amendment to its lease for its headquarters in Calabasas, California. The amendment extended the expiration date of its lease to October 2012. The Company’s contractual obligations increased as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$1,766,647	$55,460	$678,962	$719,633	$312,592

Seasonality, Inflation and Industry Trends

The Company’s sales are generally higher in the spring and fall but are subject to a number of factors related to its customers’ budgetary cycles.  Inflation has not had a material effect on the Company’s business since the Company has been able to adjust the prices of its products and services in response to inflationary pressures.  Management believes that most phases of the healthcare segment of the computer industry will continue to be highly competitive, and that potential healthcare reforms including the initiatives to establish a national standard for the electronic health record may have a long-term positive impact on its business.  The key issues driving demand for ASPYRA’s products are industry concerns about patient care and safety issues, development of a national standard for the electronic health record that will affect all clinical data, a shift from analog to digital imaging technologies, and regulatory compliance.  The Company has continued to invest heavily in new application modules to assist its customers in addressing these issues.  Management believes that new application modules and features that concentrate on such issues will be key selling points and will provide a competitive advantage.  In addition, management believes that the healthcare information technology industry will be marked with more significant technological advances, which will improve the quality of service and reduce costs.  The Company anticipates it will be able to meet these challenges.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term extended service agreements with its customers.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which are specifically reserved.  In addition, reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At December 31, 2006 the inventory reserve was $115,504.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at December 31, 2006 was $1,334,153, net of an allowance for doubtful accounts of $82,840.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold seperately and specifically defined in a quotation or contract.  Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  Revenues are presented net of discounts.  At December 31, 2006 deferred revenue was $777,800.

Post Implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At December 31, 2006, deferred service contract income was $1,509,042.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product not to exceed five years.  For the years ended December 31, 2006 and December 31, 2005, the Company capitalized $930,810 and $687,738, respectively.  For the years ended December 31, 2006, the balance of capitalized software costs was $2,487,307 net of accumulated amortization of $875,165.

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

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in our Statement of Operations for the year ended December 31, 2005 as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

We have experienced operating losses and cash outflows.  For the fiscal year ended December 31, 2006, our net loss was $3,570,438.  At December 31, 2006, our cash and cash equivalents, including restricted cash, totaled $2,014,632 and our working capital deficit was $2,256,352.  We cannot be certain that Aspyra will become profitable and sustain profitability.  If Aspyra does not become profitable and sustain profitability, the market price of our common stock will decline.  The Company’s primary source of working capital has been generated from the private placements and borrowings.  The Company’s results of operations for the fiscal year ended December 31, 2006 produced negative operating cash flow of approximately $2,231,102.  Any decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts could have a negative effect on cash flow from operations and could in turn increase our liquidity problem.  If sales are not as expected, the Company will consider certain cost cutting measures.  We may require additional cash resources to sustain our business.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders.  The incurrence of additional indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

If ASPYRA and Aspyra Diagnostic Solutions, Inc. fail to effectively integrate their operations, the combined company may not realize the potential benefits of the merger.

The integration of ASPYRA and Aspyra Diagnostic Solutions, Inc. (ADSI) has been a time consuming and expensive process and may disrupt the combined company’s operations if it is not completed in a timely and efficient manner. The integration is still in process.  If this integration effort is not successful, the combined company’s results of operations could be harmed, employee morale could decline, key employees could leave, customers could cancel existing orders or choose not to place new ones and the combined company could have difficulty complying with regulatory requirements. In addition, the combined company may not achieve anticipated synergies or other benefits of the merger. ASPYRA and ADSI must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. The combined company may encounter the following difficulties, costs and delays involved in integrating their operations:

•              failure to successfully manage relationships with customers and other important relationships;

•              failure of customers to accept new services or to continue using the products and services of the combined company;

•                                         difficulties in successfully integrating the management teams and employees of ASPYRA and Aspyra Diagnostic Solutions, Inc.;

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

If the combined company’s operations do not meet the expectations of customers of ASPYRA or ADSI then these customers may cease doing business with the combined company altogether, which would harm the results of operations and financial condition of ASPYRA.

If the anticipated benefits of the merger are not realized or do not meet the expectations of financial or industry analysts, the market price of ASPYRA common stock may decline. The market price of ASPYRA common stock may decline as a result of the merger if:

•              the integration of ASPYRA and ADSI is unsuccessful;

•                                         the combined company does not achieve the expected benefits of the merger as quickly as anticipated or the costs of or operational difficulties arising from the merger are greater than anticipated;

•              the combined company’s financial results are not consistent with the expectations of financial or industry analysts;

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. We are evaluating our internal controls system in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 beginning in our fiscal year 2008.

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

We expect to generate approximately 10% of our revenues from customers located outside of the United States in the fiscal year ending December 31, 2007.  We may expand our international operations and such expansion is contingent upon the successful growth of our international revenues. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

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

For example, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term shareholder value and, through the use of vesting, encourage employees to remain with our Company. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 123R that requires us to record a charge to earnings for employee stock option grants. In addition, regulations implemented by the American Stock Exchange generally require shareholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees. We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

ADSI currently relies on third party distribution arrangements to distribute its products.  The loss of any of these relationships, or a material change in any of them, could materially harm our business.

For the fiscal years ended December 31, 2006 and 2005, ADSI received approximately 90% of its revenues, respectively, through third party distribution arrangements. We expect that we will continue to generate a significant portion of our revenues through a limited number of distribution arrangements for the foreseeable future. A significant portion of the Company’s outstanding accounts receivable is with such third party distributors, which will result in a concentration of our credit risk. If any of these third party distributors decides not to market or distribute our products or decides to terminate or not renew its agreement with us, we may be unable to replace the affected agreements with acceptable alternatives, which could materially harm our business, operating results and financial condition.

Risks Related to Our Common Stock

Future sales of our common stock could adversely affect our stock price.

Future sales of substantial amounts of shares of our common stock in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline. In addition, we may be required to issue additional shares upon exercise of previously granted options or warrants such as the warrants to purchase up to 1,650,000 shares of ASPYRA common stock that ASPYRA issued in two private placements completed in November 2005 and May 2006.  Increased sales of our common stock in the market after exercise of stock options or warrants could exert significant downward pressure on our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. We have not completed our evaluation of SFAS No. 159 but do not expect the adoption of SFAS No. 159 to have a material effect on our operating results or financial position.

In November 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured. Additionally, this guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company elected to early adopt FSP 00-19-2, effective for the audited consolidated financial statements as of December 31, 2006, which had no impact on the consolidated financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 will require companies to quantify misstatements using both the balance sheet and income statement approaches to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-the-year retained earnings. The accounting provisions of SAB No. 108 are effective for the Company’s fiscal year ending December 31, 2006. The Company has determined that the effect of the adoption of SAB No. 108 did not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not currently believe that the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of the Company’s income tax provision. Thus, the Company’s reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts, or any other off-balance sheet arrangements.

Item 7.  Financial Statements.

For a list of financial statements filed as part of this report, see index to Financial Statements and Financial Statement Schedules on page 34.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the fiscal year covered by this Annual Report on Form 10-KSB.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December  31, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

Not Applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Incorporated by reference from “Directors, Executive Officers, Promoters and Control Persons” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2007 Annual Meeting of the Company’s Shareholders.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10. Executive Compensation.

Incorporated by reference from “Executive Compensation” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2007 Annual Meeting of the Company’s Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2007 Annual Meeting of the Company’s Shareholders.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from “Certain Relationships and Related Transactions” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2007 Annual Meeting of the Company’s Shareholders.

Item 13.  Exhibits.

The following documents are filed as exhibits to this registration statement:

2. 1	(1)	Agreement and Plan of Reorganization, dated August 16, 2005, by and among Creative Computer Applications, Inc., StorCOMM, Inc. and Xymed.com, Inc.
2. 1.1	(1)	Agreement and Plan of Reorganization Side Letter, dated October 20, 2005, by and among Creative Computer Applications, Inc., StorCOMM, Inc. and Xymed.com, Inc.
2. 2	(2)	Asset Purchase Agreement.
3. 1	(3)	Restated Articles of Incorporation, as Amended.
3. 2	(1)	Form of Amendment to the Restated Articles of Incorporation.
3. 3	(3)	By-Laws, as amended.
4. 1	(3)	Specimen Share Certificate.
4. 2	(4)	Specimen Warrant Certificate.
4. 3	(4)	Form of Underwriter’s Warrant.
4. 4	(3)†	1982 Non-Qualified Stock Option Plan.
4. 5	(4)†	1982 Incentive Stock Option Plan, as amended.
4. 6	(2)†	1992 Incentive Stock Option Plan.
4. 7	(5)†	1992 Non-Qualified Stock Option Plan.
4. 8	(6)†	1997 Stock Option Plan.
4. 9	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and Western States Pharmacy Consultants, Ltd.
4. 10	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and James L.D. Roser.
4. 11	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and The Roser Partnership.
4. 12	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and Epigen, Inc.
4. 13	(7)	Registration Rights Agreement.
4. 14	(1)	Form of Warrant.
4. 15	(1)	Registration Rights Agreement, dated August 18, 2005.
4. 16	(1)	2005 Equity Incentive Plan.
4. 17	(13)	Specimen Share Certificate.
4. 18	(13)	A Form of Warrant issued in Private Placement closed on November 22, 2005.
4. 19	(13)	A Form of Warrant issued in Private Placement closed on May 17, 2006.
10. 1	(4)	Warrant Agreement.
10. 2	(4)	The Company’s product warranties.
10. 3	(4)†	Bruce Miller Employment Agreement.
10. 4	(4)†	Steven M. Besbeck Employment Agreement.

10. 5	(3)	14% Subordinated Convertible Debenture due December 21, 1987.
10. 6	(3)	Form of 1983 Warrants.
10. 7	(3)	Form of 1982 Warrant.
10. 8	(4)	Original Equipment Manufacturer Contracts.
10. 9	(4)	Michael Miller Consulting Agreement.
10. 10	(4)	Boehringer Mannheim (Canada) Joint Marketing Agreement.
10. 12	(8)	Lease for Premises at 26664 Agoura Road, Calabasas, California.
10. 13	(8)	SAC Shareholders’ Agreement.
10. 14	(7)	Lease for Premises at 26115-A Mureau Road, Calabasas, California.
10. 15	(7)	Mission Park Agreement.
10. 16	(9)†	Change in Control Agreements, by and between Creative Computer Applications, Inc. and Steven M. Besbeck, dated February 7, 2005.
10. 17	(9)†	Change in Control Agreements, by and between Creative Computer Applications, Inc. and Bruce M. Miller, dated February 7, 2005.
10. 18	(9)†	Change in Control Agreements, by and between Creative Computer Applications, Inc. and James R. Helms, dated February 7, 2005.
10. 19	(10)†	Employment Agreement, by and between Creative Computer Applications, Inc. and Samuel G. Elliott, dated October 1, 2005.
10. 20	(10)†	Employment Agreement, by and between Creative Computer Applications, Inc. and William W. Peterson, dated October 1, 2005.
10. 21	(10)	Shareholder Support Agreement, by and among StorCOMM, Inc., Steven M. Besbeck, Bruce M. Miller and James R. Helms, dated September 29, 2005.
10. 22	(10)	Stockholder Support Agreement, by and among Creative Computer Applications, Inc., Xymed.com, Inc., Giving Productively, Inc. and TITAB, LLC, dated September 29, 2005.
10. 23	(1)	Common Stock and Warrant Purchase Agreement, dated August 18, 2005.
10. 24	(10)	Option Agreement Side Letter, by and between Creative Computer Applications, Inc. and StorCOMM, Inc., dated October 20, 2005.
10. 25	(10)	Promissory Note dated September 29, 2005.
10. 26	(12)	Common Stock and Warrant Purchase Agreement, dated May 4, 2006.
10. 27	(12)	Registration Rights Agreement, dated May 4, 2006.
14. 1	(11)	Code of Ethics.
21. 1	(10)	Subsidiaries of the Registrant.
23. 1	*	Consent of BDO Seidman, LLP.
31. 1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31. 2	*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32. 1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32. 2	*	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Included as an Annex to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC File No. 333-128795.
(2)	Previously filed as an exhibit to the Company’s Form 8-K dated October 21, 1992.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 dated October 1, 1985 SEC File No. 2-99878.
(5)	Previously filed as an addendum to the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders dated April 10, 1992.
(6)	Previously filed as an exhibit to the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders dated March 24, 1997.
(7)	Previously filed as an exhibit to the Company’s Form 10-K for the year ended August 31, 1992.
(8)	Previously filed as an exhibit to the Company’s Form 10-K for the year ended August 31, 1986.
(9)	Form of Change in Control Agreement previously filed as an exhibit to the Company’s Form 8-K dated February 9, 2005.
(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005 (SEC File No. 333-128795).
(11)	Previously filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2005.
(12)	Previously filed as an exhibit to the Company’s Form 8-K, dated May 18, 2006.
(13)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 dated June 9, 2006 SEC File No. 333-134926.
†	Executive compensation plans and arrangements.
*	Filed with this Annual Report on Form 10-KSB.

Item 14.  Principal Accountant Fees and Services.

Incorporated by reference from Principal Accountant Fees and Services in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2007 Annual Meeting of the Company’s Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPYRA, INC.

Dated: April 16, 2007	By:
/S/ Steven M. Besbeck
Steven M. Besbeck,
President, and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Steven M. Besbeck	Chairman, President, and Chief Executive	April 16, 2007
Steven M. Besbeck	Officer (principal executive officer)

/S/ Bruce M. Miller	Chief Technology Officer	April 16, 2007
Bruce M. Miller

/S/ James R. Helms	Chief Operations Officer	April 16, 2007
James R. Helms

/S/ Anahita Villafane	Chief Financial Officer and Secretary	April 16, 2007
Anahita Villafane	(principal accounting and financial officer)

/S/ Samuel G. Elliott	Chief International Officer	April 16, 2007
Samuel G. Elliott

/S/ William W. Blair	Vice President, Sales	April 16, 2007
William W. Blair

/S/ Lawrence S. Schmid	Director	April 16, 2007
Lawrence S. Schmid

/S/ Robert S. Fogerson, Jr.	Director	April 16, 2007
Robert S. Fogerson, Jr.

/S/ Norman R. Cohen	Director	April 16, 2007
Norman R. Cohen

/S/ Bradford G. Peters	Director	April 16, 2007
Bradford G. Peters

/S/ C. Ian Sym-Smith	Director	April 16, 2007
C. Ian Sym-Smith

ASPYRA, INC.

Consolidated Financial Statements

For the Year Ended December 31, 2006

ASPYRA, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aspyra, Inc. and Subsidiaries

Calabasas, California

We have audited the accompanying consolidated balance sheet of Aspyra, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspyra, Inc. and Subsidiaries at December 31, 2006 and the results of its operations and comprehensive loss and its cash flows the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Accounting Standards (“SFAS”) No. 123(R), Share Based Payment, effective January 1, 2006.

/s/ BDO SEIDMAN, LLP

Los Angeles, California

April 16, 2007

ASPYRA, INC.

CONSOLIDATED BALANCE SHEET

December 31,
2006
ASSETS

CURRENT ASSETS:
Cash	$1,014,632
Restricted cash	1,000,000
Receivables, net	1,334,153
Inventory	111,357
Prepaid expenses	191,040
Other assets	90,798

TOTAL CURRENT ASSETS	3,741,980

PROPERTY AND EQUIPMENT, net	1,171,421
OTHER ASSETS	52,509
INVENTORY OF COMPONENT PARTS	125,053
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $875,165	2,487,307
INTANGIBLES, net	4,449,482
GOODWILL	7,268,434
$19,296,186
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$1,423,517
Accounts payable	887,017
Accrued liabilities:
Vacation pay	348,178
Accrued payroll	355,719
Accrued interest	93,030
Deferred rent	55,049
Cutomer deposits	141,769
Other	256,974
Deferred service contract income	1,509,042
Deferred revenue on system sales	777,800
Capital lease — current portion	150,237

TOTAL CURRENT LIABILITIES	5,998,332

CAPITAL LEASE, LESS CURRENT PORTION	498,522

TOTAL LIABILITIES	6,496,854

COMMITMENTS AND CONTINGENCIES(Note 7)

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 10,783,150 shares issued and outstanding at December 31, 2006	21,044,071
Additional paid-in capital	160,572
Accumulated deficit	(8,360,580)
Accumulated other comprehensive loss	(44,731)

TOTAL SHAREHOLDERS’ EQUITY	12,799,332
$19,296,186

See notes to consolidated financial statements.

ASPYRA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31, 2006	December 31, 2005
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$5,665,629	$2,112,782
Service revenue	7,023,588	5,092,975
TOTAL SYSTEM SALES AND SERVICE REVENUE	12,689,217	7,205,757

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	3,905,703	1,817,566
Service revenue	2,899,393	1,878,030
TOTAL COSTS OF PRODUCTS AND SERVICES SOLD	6,805,096	3,695,596

GROSS PROFIT	5,884,121	3,510,161

RESEARCH AND DEVELOPMENT EXPENSES	1,981,394	1,300,690
SELLING AND ADMINISTRATIVE EXPENSES	7,246,638	3,892,900
TOTAL OPERATING EXPENSES	9,228,032	5,193,590

OPERATING LOSS	(3,343,911)	(1,683,429)

OTHER INCOME (EXPENSE):
Interest income	99,962	26,461
Interest and other expense	(321,679)	(37,934)
TOTAL OTHER EXPENSE	(221,717)	(11,473)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,565,628)	(1,694,902)

PROVISION FOR INCOME TAXES	4,810	807,013

NET LOSS	$(3,570,438)	$(2,501,915)
LOSS PER SHARE:

Basic and Diluted	$(.36)	$(.62)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

Basic and Diluted	9,914,916	4,038,233

See notes to consolidated financial statements.

ASPYRA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Shares	Common Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE, December 31, 2004	3,321,900	$6,195,692	$—	$(2,288,227)	$—	$3,907,465

Components of comprehensive loss:

Net loss	—	—	—	(2,501,915)	—	(2,501,915)

Foreign currency translation adjustment	—	—	—	—	(2,690)	(2,690)

Total comprehensive loss						(2,504,605)

Exercise of stock options	169,500	171,400	—	—	—	171,400

Stock issued for merger	3,498,000	7,765,560	—	—	—	7,765,560

Stock and warrants issued for private placement (net of $158,430 of costs)	1,500,000	2,841,570	—	—	—	2,841,570

BALANCE, December 31, 2005	8,489,400	16,974,222	—	(4,790,142)	(2,690)	12,181,390

Components of comprehensive loss:

Net loss	—	—	—	(3,570,438)	—	(3,570,438)

Foreign currency translation adjustment	—	—	—	—	(42,041)	(42,041)

Total comprehensive loss						(3,612,479)

Fractional share payout resulting from merger	—	(234)	—	—	—	(234)

Compensation expense	—	—	160,572	—	—	160,572

Exercise of stock options	43,750	36,200	—	—	—	36,200

Stock and warrants issued for private placement (net of $466,117 of offering costs)	2,250,000	4,033,883	—	—	—	4,033,883

BALANCE, December 31, 2006	10,783,150	$21,044,071	$160,572	$(8,360,580)	$(44,731)	$12,799,332

See notes to consolidated financial statements.

ASPYRA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Years ended
	December 31, 2006	December 31, 2005
OPERATING ACTIVITIES

Net loss	$(3,570,438)	$(2,501,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	377,517	184,683
Amortization of capitalized software costs	329,390	333,424
Amortization of acquired intangibles	677,758	62,760
Provision for doubtful accounts	18,371	47,982
Deferred tax provision	—	793,877
Stock based compensation	160,572	—
Increase (decrease) from changes in:
Receivables	195,175	560,115
Inventories	129,237	(78,001)
Prepaid expenses and other assets	255,163	(283,290)
Accounts payable	(331,681)	539,065
Accrued liabilities	18,157	(222,821)
Deferred service contract income	(102,602)	(272,726)
Deferred revenue on system sales	(387,721)	198,717

Net cash used in operating activities	(2,231,102)	(638,130)

INVESTING ACTIVITIES
Additions to property and equipment	(285,837)	(325,718)
Purchase of StorCOMM, net of cash received	—	(1,648,013)
Additions to capitalized software costs	(930,810)	(687,738)

Net cash used in investing activities	(1,216,647)	(2,661,469)

FINANCING ACTIVITIES
Borrowings on line of credit	500,000	800,000
Payments on line of credit	—	(600,000)
Payments on notes payable	(292,757)	(230,539)
Payments on capital lease obligations	(102,423)	(5,452)
Increase in restricted cash	(1,000,000)	—
Gross proceeds from sale of stock in private placement	4,500,000	3,000,000
Payments made for private placement transaction	(466,117)	(158,430)
Buyback of fractional shares related to merger	(234)	—
Exercise of stock options and warrants	36,200	171,400

Net cash provided by financing activities	3,174,669	2,976,979

Foreign currency translation adjustment	(42,041)	(2,690)

NET DECREASE IN CASH	(315,121)	(325,310)
CASH, beginning of year	1,329,753	1,655,063
CASH, end of year	$1,014,632	$1,329,753

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

The Company headquarters is located in Calabasas, California.  The Company also has locations in Jacksonville, Florida and the United Kingdom.  The Company primarily markets its products in the United States, United Kingdom, Canada, the Caribbean, and Southeast Asia.

On November 22, 2005, the Company completed the merger of Xymed.com, Inc., a Delaware corporation and wholly owned subsidiary of ASPYRA, with and into StorCOMM, Inc. (“StorCOMM”), a Delaware corporation, pursuant to the terms of the Agreement and Plan of Reorganization, dated August 16, 2005 (the “Merger Agreement”), by and among ASPYRA, Xymed.com, Inc. and StorCOMM.

On November 22, 2005, simultaneously with the closing of the merger, ASPYRA completed a private placement whereby the Company issued 1,500,000 Common Shares and warrants to purchase 300,000 Common Shares pursuant to a Common Stock and Warrant Purchase Agreement.

On May 17, 2006, the Company sold in a private placement 2,250,000 of its Common Shares and warrants to purchase up to 1,350,000 Common Shares pursuant to the terms of the Common Stock and Warrant Purchase Agreement.

Principles of Consolidation

The consolidated financial statements include the accounts of ASPYRA and its subsidiaries after elimination of all intercompany accounts and transactions.

Cash and Cash Equivalents

The Company considers all liquid assets with an initial maturity of three months or less to be cash equivalents.

Receivables and Concentration of Credit Risk

Receivables potentially expose the Company to concentrations of credit risk. The Company provides credit to a large number of hospitals, clinics, reference laboratories and other healthcare institutions in various geographical areas.  The Company performs ongoing credit evaluations and maintains a general security interest in the item sold until full payment is received.  Two customers accounted for 44% of trade receivables that were billed as of December 31, 2006.

The Company maintains the majority of its cash and cash equivalents in a number of commercial bank accounts.  Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 at each bank.  At December 31, 2006, the Company had approximately $1,213,000 at a bank that was in excess of the FDIC insurance limit.

The Company also maintains a portion of its cash and cash equivalents in an investment account at a commercial bank. The investment account is guaranteed by the Securities Investor Protection Company (“SIPC”) up to $400,000. At December 31, 2006, the Company had approximately $280,000 in the investment account that was in excess of the SIPC insurance limit.

Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.

The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At December 31, 2006 the inventory allowance was $115,504.

Property and Equipment

Property, equipment, and leasehold improvements are stated at cost less accumulated depreciation.  Depreciation of machinery and equipment, furniture and fixtures, and data processing equipment is computed for financial reporting purposes using the straight-line method over the estimated useful life of the related asset, ranging from three to five years.  Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful life or the lease term.  Accelerated depreciation methods are used for income tax reporting purposes.  The Company periodically reviews such assets for possible impairments and expected losses, if any, are recorded currently.  Expenditures for maintenance and repairs are expensed as incurred.

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

During the years ended December 31, 2006 and 2005, the Company capitalized $930,810 and $687,738, respectively of software development costs.  Amortization expense of capitalized software development costs, included in cost of sales, for the years ended December 31, 2006 and 2005 amounted to $329,390 and $333,424, respectively.

Revenue Recognition

System Sales

In accordance with Statement of Position 97-2, “Software Revenue Recognition”, (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9, and clarified by Staff Accounting Bulletin (SAB) 104, “Revenue Recognition in Financial Statements”, the Company recognizes revenue on sales of Clinical Information Systems and data acquisition products when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and the system is functional, (iii) the vendor’s fee is fixed or determinable and (iv) collectability is probable.  Also in accordance with SOP 97-2, as amended, the Company allocates the fee of a multiple element contract to the various elements based on vendor-specific objective evidence of fair value.  Revenue allocated to a specific element is recognized when the basic revenue recognition criteria above is met for that element.  If sufficient vendor-specific objective evidence for all elements does not exist to allocate revenue to the elements, all revenue from the arrangement generally is deferred until such evidence does exist or until all elements have been delivered.  Implementation revenue, consisting primarily of installation and training, is recognized as revenue as the services are performed.

As a result of the above provisions, the Company recorded deferred revenue on system sales of $777,800 at December 31, 2006.

Service Revenue

Service revenues are recognized ratably over the contractual period (usually one year) or as the services are provided.  These services are not essential to the functionality of any other elements and are separately stated.  At December 31, 2006, the Company had deferred service revenues of $1,509,042.

Deferred Revenue and Income

Deferred revenue on system sales and deferred service contract income represent cash received in advance or accounts receivable from system and service sales of which the above criteria have not been met for the current reporting of income.

Stock Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment,” (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values at the date of grant using an option-pricing model. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) for awards granted to employees and directors and supersedes Accounting Principles Board Opinion No. 25, “Accounting for

Stock Issued to Employees” (APB 25). Prior to the adoption of SFAS 123R, we accounted for shared-based payment awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under APB 25, we recognized no share-based compensation expense in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant. Under the provisions of SFAS 123R, share based compensation expense is recognized over the employee’s requisite service period (generally the vesting period of the equity grant) using the straight-line method, and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS No. 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

We adopted SFAS 123R using the modified prospective transition method, and in accordance with that method, our consolidated financial statements for 2006 include compensation expense related to the unvested portion of share-based payment awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123. Prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. As a result of adopting SFAS 123R on January 1, 2006, share-based compensation expense recognized under SFAS 123R for employees and directors for 2006 was $160,572, which impacted our basic and diluted loss per share by $0.02.  Had we determined compensation cost based on the fair value at the grant date for such stock options under SFAS 123 for the year ended December 31, 2005, the pro forma effect on net loss and net loss per share would have been as follows:

Year Ended
December 31,
2005
Net loss, as reported	$(2,501,915)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—

Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(193,770)

Net loss, pro forma	$(2,695,685)

Basic net loss per share, as reported	$(.62)
Basic net loss per share, pro forma	(.67)

Diluted net loss per share, as reported	(.62)
Diluted net loss per share, pro forma	(.67)

At December 31, 2005, options and warrants to purchase 821,670 shares were outstanding and could affect future periods, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for grants in 2006 and 2005: expected life of options ranging from 3 to 5 years; expected volatility ranging from 98% to 101%; no dividends; and risk-free interest rate ranging 4.0% to 5.0%.  The weighted average fair value on the date of grants for options granted during the years ended December 31, 2006 and 2005, was $1.51 and $1.80, respectively.

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

Foreign Currency Translation

Assets and liabilities of the foreign subsidiary with functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of their operations are translated using the average exchange rates during the period. The resulting foreign currency translation adjustment is included in stockholders’ equity as a component of accumulated other comprehensive loss.

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

Capital Leases

Assets held under capital leases are  included as computer equipment, and are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. All lease agreements contain bargain purchase options at termination of the lease.

Fair Value of Financial Instruments

Quoted market prices generally are not available for all of the Company’s financial instruments. Accordingly, fair values are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Cash, receivables, accounts payable, accrued liabilities and notes payable are recorded at carrying amounts which approximate fair value due to the short maturity of these instruments.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. We have not completed our evaluation of SFAS No. 159 but do not expect the adoption of SFAS No. 159 to have a material effect on our operating results or financial position.

In November 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured. Additionally, this guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company elected to early adopt FSP 00-19-2, “Accounting for Registration Payment Arrangements,” effective for the audited on the consolidated financial statements as of December 31, 2006, which had no impact on the consolidated financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 will require companies to quantify misstatements using both the balance sheet and income statement approaches to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-the-year retained earnings. The accounting provisions of SAB No. 108 are effective for the Company’s fiscal year ending December 31, 2006. The Company has determined that the effect of the adoption of SAB No. 108 did not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not currently believe that the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of the Company’s income tax provision. Thus, the Company’s reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

NOTE 2 - LIQUIDITY

As of December 31, 2006, the Company’s working deficit of $2,256,352 compared to a working deficit of $2,549,521, as of December 31, 2005. At December 31, 2006, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,000,000, of which $1,000,000 was outstanding. The bank credit agreement is available through May 19, 2007.  The line of credit is secured by a time deposit account.  On February 27, 2007, the Company entered into a new banking relationship whereby the bank provided a revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2008.  The revolving line of credit is subject to certain covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  The Company used the initial advance on the revolving line of credit to pay in full a previous note from another bank that was secured by a $1,000,000 certificate of deposit as carried on the December 31, 2006 balance sheet under restricted cash.  The pay off released the certificate of deposit previously held by the former bank.  Management is considering additional financing to accelerate its business development plans which in turn may improve its working capital position.

The Company’s primary source of working capital has been generated from private placements of securities and from borrowings. The Company’s results of operations for the current fiscal year ended December 31, 2006 produced negative operating cash flow of $2,231,102, which was not sufficient to fund its product development activities, and to invest in new marketing programs, which required the Company to seek financing. An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems. We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may, from time to time, evaluate acquisitions of other businesses, applications or technologies.

NOTE 3 - RECEIVABLES

Receivables are summarized as follows:

Billed receivables	$1,020,756
Unbilled receivables	396,237
Allowance for doubtful accounts	(82,840)

$1,334,153

                Unbilled receivables are billed when milestone events are reached, as agreed upon and established in sales contracts.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

Machinery and equipment	$259,285
Furniture and fixtures	604,654
Data processing equipment	2,289,770
Leasehold improvements	106,330

3,260,039
Accumulated depreciation	(2,088,618)

$1,171,421

Depreciation and amortization expense for property and equipment for the years ended December 31, 2006 and 2005 was $377,517 and $184,683.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

Intangible assets are summarized as follows:

December 31,
2006
Acquired technology	$3,080,000
Customer relationships	2,000,000
Channel partners	110,000

5,190,000
Accumulated amortization	(740,518)

Intangible assets, net	$4,449,482

Goodwill	$7,268,434

During the year ended December 31, 2006, the Company reallocated $430,000 of goodwill to acquired technology.

Amortization expense for intangible assets for the year ended December 31, 2006 was $677,758. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal year ending December 31,
2007	$688,496
2008	688,496
2009	685,639
2010	661,004
2011	542,242
Thereafter	1,183,605
Total	$4,449,482

NOTE 6 - DEBT

Long-term debt at December 31, 2006 consists of the following:

December 31,
2005
Line of credit of $1,000,000 with a bank with interest at fixed rate of 5.15%. The line matures on May 19, 2007, and is secured by a $1,000,000 time deposit account	$1,000,000
Note acquired in conjunction with StorCOMM merger with interest rate of 7%. Payment terms in accordance with previous judgment in the amount of $25,000 due monthly	249,439
Unsecured notes acquired in conjunction with StorCOMM merger with interest ranging from 7.00% to 8.00%. These notes are due upon demand	174,078
Total	1,423,517

Less: current portion	1,423,517

Long-term portion	$—

The carrying amounts of the other debt listed above approximate its fair value based on its terms and short maturities.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and warehouse space in Calabasas, California, Jacksonville, Florida, and the United Kingdom under non-cancelable operating leases expiring in October, 2007 (see Subsequent Events for extension of lease information), January 2012, and June 2010, respectively.

Future minimum lease payments, by year and in the aggregate, under the facility leases with initial or remaining terms of one year or more are as follows:

Operating
Fiscal year ending December 31,	Leases
2007	$420,000
2008	190,883
2009	195,381
2010	179,853
2011	164,423
Thereafter	13,735

Total minimum lease payments	$1,164,275

Rent expense for the years ended December 31, 2006 and 2005 was approximately $463,000 and $313,000, respectively.

Capital Leases

The Company entered into a master agreement to lease equipment as of October 26, 2005. The equipment is being used for the Company’s infrastructure and has facilitated the integration of the three locations. The cost of the computer equipment under capital leases is included in the consolidated balance sheet in property and equipment and was $648,759 at December 31, 2006.  Accumulated amortization of the leased equipment at December 31, 2006 was $102,464.  Amortization of assets under capital leases is included in depreciation expense.  The equipment lease provides for an option to purchase at the end of the lease term.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments, as of December 31, 2006 are as follows:

Capital
Fiscal year ending December 31,	Leases
2007	$227,262
2008	227,262
2009	190,231
2010	174,967
2011	56,680
Total minimum lease payments	876,402
Less: Amount representing maintenance	119,854
Less: Amount representing interest	107,789
Total capital lease obligations	648,759
Less: current maturities of capital lease obligations	150,237
Long term capital lease obligations	$498,522

Employee Benefit Plan

The Company maintains a 401(k) profit sharing plan that allows eligible employees to defer up to 100% of their earnings, on a pre-tax basis, subject to dollar limitations of the Internal Revenue Code. The Company provides a discretionary match on eligible employee contributions, which is determined on an annual basis. The amount of matching contribution for 2006 and 2005 was 25% of the eligible employee’s contribution up to 4% of the eligible employee’s total salary. Vesting of the matching contributions by the Company is 20% for each full year of employment. For the years ended December 31, 2006 and 2005 contributions were $45,495 and $32,900, respectively.

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Stock Option Plan and Warrants

In November 2005, the Company adopted the 2005 Equity Incentive Plan. The purpose of the Plan is to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress and, thereby, encourage recipients to act in the shareholders’ interest and share in the Company’s success. Under the Plan, the Company may award to eligible participants the following kinds of equity-based compensation, collectively referred to as “Awards”: stock options— both incentive stock options (ISO) and non-statutory stock options; stock awards — both restricted stock awards and restricted stock unit awards; stock appreciation rights; and cash awards. Up to 1,290,875 shares of common stock may be available under the Plan. The maximum aggregate number of shares that may be issued under the Plan through the exercise of ISOs is also 1,290,875. The exercise price cannot be less than 100% of the fair market value of common stock on the date the option is granted. At December 31, 2006, the 2005 plan has 631,898 options outstanding and 287,824 options exercisable. The plan expires in 2015.

A summary of option activities under the stock option plans through December 31, 2006 and 2005 is presented as follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term	Value
Outstanding at January 1, 2006	521,670	$2.17	34.7 mos.	$251,600
Granted	170,000	$1.97
Exercised	(43,750)	$0.83
Canceled or Expired	(16,022)	$2.39

Outstanding at December 31, 2006	631,898	$2.20	30.7 mos.	$62,175

Exercisable at December 31, 2006	287,824	$2.22	21.0 mos.	$41,350

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 281,250 options that were in-the-money at January 1, 2006 and December 31, 2006.  As of December 31, 2006, there was $247,980 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of two years.  The share-based compensation will be amortized based on the accelerated method over the vesting period.  During the year ended December 31, 2006, the Company granted 170,000 options at a weighted average fair value of $1.97 per share.

	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2004	402,000	$1.19

Options granted	311,670	$2.71
Warrants granted	300,000	$3.00
Options cancelled	(2,500)	$.72
Options expired	(20,000)	$1.00
Options exercised	(169,500)	$1.01
Options and warrants outstanding at December 31, 2005	821,670	$2.47

Options and warrants exercisable at December 31, 2005	460,000	$2.56

A summary of the status of the Company’s non-vested stock options during the year ended December 31, 2006 is presented below:

Non-vested Options	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2006	361,670	$2.36
Granted	170,000	1.97
Vested	(175,324)	2.32
Forfeited or expired	(12,272)	2.63

Non-vested at December 31, 2006	344,074	$2.18

Information relating to stock options and warrants at December 31, 2006 summarized by exercise price is as follows:

	Outstanding			Exercisable
		Weighted Average		Weighted Average
Exercise Price Per Share	Shares	Life (Months)	Exercise Price	Shares	Exercise Price

Incentive Stock Option Plan:

$ 0.72	10,000	2.0	$0.72	10,000	$0.72
$ 1.51	20,000	26.0	$1.51	10,000	$1.51
$ 1.60	41,250	17.5	$1.60	30,000	$1.60
$ 1.66	10,000	26.0	$1.66	5,000	$1.66
$ 1.76	20,000	17.5	$1.76	15,000	$1.76
$ 1.76	120,000	55.5	$1.76	—	$1.76
$ 2.65	60,000	24.0	$2.65	45,000	$2.65
$ 2.75	187,056	23.0	$2.75	93,528	$2.75

	468,306	30.5	$2.22	208,528	$2.31

Non-Qualified Stock Option Plan:

$ 0.72	10,000	2.0	$0.72	10,000	$0.72
$ 1.51	30,000	26.0	$1.51	15,000	$1.51
$ 1.60	20,000	17.5	$1.60	15,000	$1.60
$ 2.48	50,000	54.0	$2.48	—	$2.48
$ 2.65	50,000	24.0	$2.65	37,500	$2.65
$ 2.75	3,592	23.0	$2.75	1,796	$2.75

	163,592	31.4	$2.14	79,296	$1.99

The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for grants in 2006 and 2005: expected life of options ranging from 3 to 5 years; expected volatility ranging from 98% to 101%; no dividends; and risk-free interest rate ranging 4.0% to 5.0%. The weighted average fair value on the date of grants for options granted during the years ended December 31, 2006 and 2005, was $1.51 and $1.80, respectively.

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

The Company issued 1,350,000 warrants pursuant to a private placement transaction (see Note 13). The fair value of the warrants is estimated utilizing the Black-Scholes option pricing with the following weighted average assumptions; expected life of warrants of 3 years; expected volatility of 74.21%; and risk-free interest rate of 5.0%. The fair value for the warrants was approximately $1,070,000.

NOTE 9 - INCOME TAX PROVISION (BENEFIT)

The provision (benefit) for income taxes for the years ended December 31, 2006 and 2005 consists of the following:

	Year Ended December 31
	2006	2005

Current taxes:
Federal	$—	$—
State	4,810	13,136
	4,810	13,136

Deferred
Federal	(1,448,300)	(2,029,686)
State	—	10,363

	(1,448,300)	(2,019,323)

Change in valuation allowance	1,448,300	2,813,200

Income tax provision	$4,810	$807,013

                For the years ended December 31, 2006 and 2005, pretax loss consists of the following:

	Year Ended December 31
	2006	2005
Pretax loss:
Domestic	3,102,963	1,617,383
Foreign	462,665	77,569
Total	3,565,628	1,694,902

Income tax provision differs from the amount obtained by applying the statutory federal income tax rate to income before income tax expense for the years ended December 31, 2006 and 2005 as follows:

	Year Ended December 31,
	2006	2005

Computed provision (benefit) for taxes based on income at statutory rate	(34.0)%	(34.0)%

State taxes, net of benefit of state net operating loss carryforward	—	1.4

Change in valuation allowance	40.6	76.90

Permanent differences and other	(6.5)	3.3

	0.1%	47.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are approximately as follows:

	December 31,
	2006	2005

Deferred tax assets:
Allowance for doubtful accounts	$33,100	$13,500
Inventory uniform capitalization and reserve	53,200	53,800
Accrued vacation	123,300	91,600
Deferred revenue	312,700	408,100
Depreciation and amortization	—	68,600
Unexercised vested stock options	60,400	—
Net operating loss carryforwards	5,597,400	4,248,200
Tax credits	1,122,300	699,000
Other	3,400	1,400

Gross deferred tax assets	7,305,800	5,584,200

Deferred tax liability:
Deferred tax liability on intangible assets	(1,779,800)	(1,634,700)
Depreciation and amortization	(24,000)	—
Capitalized software costs	(858,500)	(754,300)

Gross deferred tax liability	(2,662,300)	(2,389,000)

Valuation allowance	(4,643,500)	(3,195,200)

Net deferred tax assets	$—	$—

In conjunction with the merger with StorCOMM, the Company purchased intangible assets that were not deductible for tax purposes, and a deferred tax liability of $1,806,734 was recorded. In addition, the Company recorded a deferred tax asset of $1,806,734 which is expected to be realized over the term of the deferred tax liability. The deferred tax asset and deferred tax liability were included in goodwill.

At December 31, 2006, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $30,600,000 and $37,449,000, that are subject to Internal Revenue Code Section 382 Limitations. These net operating loss carryforwards expire at various dates through 2026, and general business tax credit carryforwards available to offset future state and federal income tax payable of approximately $341,000 and $781,000, respectively. While the Federal general business tax credits expire at various dates through 2026, the state general business tax credits can be carried forward indefinitely. The Company also has alternative minimum tax (AMT) net operating loss carryforwards of approximately $35,261,000 to offset future AMT taxable income that expires through various dates through 2026. Internal Revenue Code Section 382 imposes limitations on the utilization of net operating loss and tax credit carryovers pursuant to an ownership change as a consequence of the merger with StorCOMM. The annual loss limitation amount is $885,000.

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

The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. At December 31, 2006, the Company evaluated the net deferred tax asset taking into consideration operating results and determined that a valuation allowance of approximately $4,275,600 should be maintained.

NOTE 10 — EARNINGS (LOSS) PER SHARE

	Years Ended
	December 31, 2006	December 31, 2005

Basic weighted average shares outstanding	9,914,916	4,038,233

Dilutive effect of stock options and warrants	—	—

Diluted weighted average shares outstanding	9,914,916	4,038,233

At December 31, 2006 and 2005, options and warrants to purchase 2,281,898, and 821,670 shares, respectively, were outstanding and could affect future periods, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

NOTE 11 — SEGMENT INFORMATION AND MAJOR CUSTOMERS

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

During the fiscal year ended December 31, 2006, there were no customers, contracts or programs that generated over 10% of the Company’s net sales other than through a distribution arrangement with Merry X-Ray that generated approximately $2.3 million in aggregate sales or 18% of total revenues.  The Company had no customers that accounted for more than 10% of the Company’s sales during the years ended December 31, 2005.

NOTE 12 — ACQUISITION OF STORCOMM, INC.

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

Pursuant to the Merger Agreement, the Company issued 3,498,000 shares of common stock in exchange for the business and assets of StorCOMM. Based upon the average closing price of the common stock for August 11, 2005 through August 19, 2005, which represents three business days before and after August 16, 2005, the value of the common stock was $7,765,560. In addition, the Company paid approximately $1,157,000 in transaction costs and had advanced StorCOMM $595,387.

The acquisition of StorCOMM is accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards (SFAS) no. 141, “Business Combinations.” The total purchase price related to the acquisition of StorCOMM was $9,517,590. The purchase price exceeded the net tangible and intangible assets acquired due to the Company viewing the StorCOMM acquisition as presenting the opportunity to expand into new markets, including internationally, as well as synergies related to next generation software products.

StorCOMM will operate as a wholly owned subsidiary of ASPYRA and the Company’s financial statements include the results of StorCOMM from the closing date of the acquisition (November 22, 2005).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is based in part on independent third-party valuation of certain intangible assets. The excess purchase price over the estimated fair value of the assets acquired finite intangible assets identified and liabilities assumed is recorded as goodwill.

At November 22, 2005

Current assets	$1,286,767
Purchased technology	2,406,836
Other intangible assets	2,110,000
Goodwill	7,268,434

Total assets acquired	13,072,037

Current liabilities	3,554,447

Total liabilities assumed	3,554,447

Net assets acquired	$9,517,590

The purchased technology is comprised of internally created software, which was valued by the independent third-party who assigned an expected useful life of 6 years.

The other intangible assets are primarily comprised of customer relationships valued by the independent third-party. The expected useful life assigned is 15 years.

The excess of the purchase price over the estimated fair value of the assets acquired and the liabilities assumed was recorded as goodwill. At acquisition, StorCOMM had deferred tax assets of approximately $3,120,000 against which a 100% valuation allowance was recorded and, to the extent the valuation allowance is reduced in the future, such reduction will be made to the carrying value of goodwill.

During the year ended December 31, 2006, the Company reallocated $430,000 of goodwill to purchased technology.

Since there is no step up in basis of the acquired intangible assets for tax purposes, amortization of purchased technology and other intangible assets is not deductible for tax purposes. A $1,806,734 deferred tax liability is calculated at the blended tax rate of 40% applied to the $2,406,836 purchased technology and $2,110,000 other intangible assets. At December 31, 2006, in accordance with SFAS 141, $1,363,959 of the deferred tax liability is expected to be realized over the term as the deferred tax asset, therefore $1,363,959 of the deferred tax liability was offset against the deferred tax asset on Aspyra, Inc. as part of the consolidated income tax provision. As a result of the transaction in 2005, ASPYRA’S deferred tax asset valuation was reduced. In accordance with SFAS 109, the change in valuation allowance was offset against goodwill.

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of StorCOMM occurred on January 1, 2005. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed and presented.

Year Ended
December 31, 2005
(unaudited)

Revenues	12,856,600
Net Loss	(3,632,239)
Loss per share-basic and diluted	(.90)

NOTE 13 — PRIVATE PLACEMENT

On May 17, 2006, ASPYRA sold in a private placement 2,250,000 shares of its common stock and warrants to purchase up to 1,350,000 shares of its common stock pursuant to the terms of a Common Stock and Warrant Purchase Agreement.  The shares of common stock and warrants were sold in units, with each unit consisting of a single share of ASPYRA common stock and three-fifths of a warrant to purchase one share of ASPYRA common stock. The price per unit was $2.00 for an aggregate purchase price of $4,500,000, less costs.  The exercise price of the warrants is $3.00 per share.  These shares were issued and sold pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) that is available for offers and sales to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act and Section 4(2) of the Securities Act.  Simultaneously with the execution of the Purchase Agreement, ASPYRA and each of the Purchasers entered into a Registration Rights Agreement,  pursuant to which each of the Purchasers shall be entitled to certain registration rights.

During the year ended December 31, 2006, the Company expensed approximately $192,000 to interest expense which was attributable to a penalty related to the private placement transactions that were completed in November 2005 and May 2006, whereby the investors were entitled to receive a penalty in the amount of 1% per month of the private placement of $3,000,000 and $4,500,000 if the Company’s registration statement had not been declared effective within 120 days of the closing dates of the respective private placements.  The Company’s registration statement was declared effective on September 22, 2006.  The Company elected to early adopt FSP-00-19 “Accounting for Registration Payment Arrangements” effective for the audited consolidated financial statements as of December 31, 2006, which had no impact on the consolidated financial statements.

NOTE 14 — SUBSEQUENT EVENTS

On March 15, 2007, the Company signed an amendment to its lease for its headquarters in Calabasas, California.  The amendment extended the expiration date of its lease to October 2012.

Future minimum lease payments, by year, under the facility lease amendment is as follows:

Fiscal year ending December 31,	Operating Leases

2007	$55,460
2008	334,439
2009	344,523
2010	354,607
2011	365,026
Thereafter	312,592

Total minimum lease payments	$1,766,647

On February 27, 2007, the Company entered into a new banking relationship whereby the bank provided a revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2008.  The revolving line of credit is subject to certain covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  The Company used the initial advance on the revolving line of credit to pay in full a previous note from another bank that was secured by a $1,000,000 certificate of deposit as carried on the December 31, 2006 balance sheet under restricted cash.  The pay off released the certificate of deposit previously held by the former bank.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Year Ended
	December 31, 2006	December 31, 2005

Supplemental cash flow disclosure:
Interest	$104,363	$27,140
Penalty interest paid for private placements	$191,998	$—
Income taxes	$13,215	$1,165
Noncash transactions:
Assets acquired under capital leases	$751,182	—

The Company purchased all of the capital stock of StorCOMM for a total purchase price of $9,517,590. During the year ended December 31, 2006, the Company reclassed $430,000 of goodwill to intangibles. In Conjunction with the acquisition, Liabilities were assumed as follows:

Assets acquired	$—	$13,072,037
Issuance of common stock for purchase of StorCOMM	—	$(7,765,560)
Capitalized merger costs	—	$(1,156,643)
Advance to StorCOMM	—	(595,387)
Liabilities assumed	$—	$3,554,447