Form 10QSB
period 2007-03-31
ASPYRA INC
filed 2007-05-21
CIK 712815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

Yes     ☐   No    ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  10,787,150 common shares as of May 18, 2007.

Transitional Small Business Disclosure Format (check one):

Yes     ☐   No    ☒

ASPYRA, INC.

FORM 10-QSB

I N D E X

ASPYRA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31,
2007
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,466,352
Receivables, net	1,447,742
Inventory	166,871
Prepaid expenses and other assets	159,238
TOTAL CURRENT ASSETS	3,240,203

PROPERTY AND EQUIPMENT, net	1,080,961
OTHER ASSETS	86,465
INVENTORY OF COMPONENT PARTS	110,053
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $977,270	2,615,253
INTANGIBLES, net	4,277,357
GOODWILL	7,268,434
$18,678,726
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$1,426,477
Accounts payable	860,770
Accrued liabilities:
Vacation pay	380,624
Accrued payroll	179,138
Accrued interest	99,209
Deferred rent	65,269
Customer deposits	159,230
Other	299,544
Deferred service contract income	1,947,782
Deferred revenue on system sales	741,095
Capital lease — current portion	150,237
TOTAL CURRENT LIABILITIES	6,309,375

CAPITAL LEASE, LESS CURRENT PORTION	460,962

TOTAL LIABILITIES	6,770,337

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 10,787,150 shares issued and outstanding	21,046,951
Additional paid-in-capital	205,751
Accumulated deficit	(9,297,171)
Accumulated other comprehensive loss	(47,142)
TOTAL SHAREHOLDERS’ EQUITY	11,908,389

$18,738,726

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$571,399	$971,842
Service revenue	1,909,235	1,730,233
	2,480,634	2,702,075

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	536,525	788,459
Service revenue	763,043	758,335
	1,299,568	1,546,794

Gross profit	1,181,066	1,155,281

OPERATING EXPENSES
Selling, general and administrative	1,520,233	1,952,856

Research and development	566,856	488,468

Total operating expenses	2,087,089	2,441,324

Operating loss	(906,023)	(1,286,043)

INTEREST AND OTHER INCOME	17,321	4,739

INTEREST EXPENSE	(48,492)	(32,414)

Loss before provision for income taxes	(937,194)	(1,313,718)

PROVISION FOR INCOME TAXES	(603)	—

NET LOSS	$(936,591)	$(1,313,718)

LOSS PER SHARE:

Basic	$(.09)	$(.15)
Diluted	(.09)	(.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	10,784,483	8,489,400
Diluted	10,784,483	8,489,400

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(936,591)	$(1,313,718)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	283,210	209,014
Provision for doubtful accounts	—	17,019
Amortization of capitalized software costs	102,105	74,636
Stock based compensation	45,179	114,553
Increase (decrease) from changes in:
Receivables	(113,589)	(559,401)
Inventories	(40,514)	(38,108)
Prepaid expenses and other assets	88,644	248,515
Accounts payable	(26,247)	(216,362)
Accrued liabilities	(67,705)	(122,754)
Deferred service contract income	438,740	769,451
Deferred revenue on system sales	(36,705)	594,270
Net cash used in operating activities	(263,473)	(222,885)

INVESTING ACTIVITIES
Additions to property and equipment	(20,424)	(113,068)
Additions to capitalized software costs	(230,051)	(267,219)
Net cash used in investing activities	(250,475)	(380,287)

FINANCING ACTIVITIES
Borrowings on line of credit	1,026,477	300,000
Payments on notes payable	(1,023,517)	(87,445)
Payments on capital leases	(37,560)	—
Decrease in restricted cash	1,000,000	—
Buyback of fractional shares related to merger	—	(234)
Exercise of stock options	2,880	—
Net cash provided by financing activities	968,280	212,321

Foreign currency translation adjustment	(2,612)	(4,170)

NET INCREASE (DECREASE) IN CASH	451,720	(395,021)

CASH, beginning of period	1,014,632	1,329,753

CASH, end of period	$1,466,352	$934,732

See notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1-Presentation of Financial Statements

In the opinion of management of Aspyra, Inc. (the “Company” or “ASPYRA”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2007, the results of its operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006.  These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2-Liquidity

As of March 31, 2007, the Company’s working capital amounted to a deficit of $3,069,172 compared to a deficit of $2,256,352, as of December 31, 2006.  At March 31, 2007, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $1,026,477 was outstanding. On February 27, 2007, the Company entered into a new banking relationship whereby the bank provided a revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2008.  The revolving line of credit is subject to certain covenants.  As of March 31, 2007, the Company is in compliance with the covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  At March 31, 2007, the Company had $611,199 outstanding on its capital leases of which $150,237 is due in the next twelve months.  Management is considering additional financing to accelerate its business development plans which in turn may improve its working capital position.

The Company’s primary source of working capital has been generated from private placements of securities and from borrowings. The Company’s results of operations for the three months ended March 31, 2007 produced negative operating cash flow of $263,473.  An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems. We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may, from time to time, evaluate acquisitions of other businesses, applications or technologies.

Note 3-Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.

The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At March 31, 2007, the inventory allowance was $130,504.

Note 4-Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  In accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets, management reviews definite life intangible assets to determine if events or circumstances have occurred which may cause the carrying values of intangible assets to be impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable.  There was no impairment when the Company did its annual impairment testing and no events have occurred since that time that would trigger a reevaluation.  At March 31, 2007, the net carrying value of goodwill and intangible assets were $7,268,434 and $4,277,357, respectively.

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

Earnings per share have been computed as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

NET LOSS	$(936,591)	$(1,313,718)
Basic weighted average number of common shares outstanding	10,784,483	8,489,400
Dilutive effect of stock options	—	—
Diluted weighted average number of common shares outstanding	10,784,483	8,489,400
Basic loss per share	$(.09)	$(.15)
Diluted loss per share	$(.09)	$(.15)

For the three months ended March 31, 2007, options to purchase 575,433 shares of common stock at per share prices ranging from $1.51 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the three months ended March 31, 2006, options to purchase 521,670 shares of common stock at per share prices ranging from $.72 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

Note 6-Debt Obligations

On February 27, 2007, the Company entered into a new banking relationship whereby the bank provided a revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2008.  The revolving line of credit is subject to certain covenants.  At March 31, 2007, the Company was in compliance with the covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  The Company used the initial advance on the revolving line of credit to pay in full a previous note from another bank that was secured by a $1,000,000 certificate of deposit as carried on the December 31, 2006 balance sheet under restricted cash.  The pay off released the certificate of deposit previously held by the former bank.  On March 31, 2007, the total amount due to the bank was $1,026,477.

The Company acquired a note in conjunction with the merger with Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.), with an interest rate of 7% with payments in the amount of $25,000 due monthly.  As of March 31, 2007, the total amount due on this note was $225,922.  The Company also acquired unsecured notes in conjunction with the merger with interest rates ranging from 7% to 8%.  These notes are due upon demand and the balance outstanding at March 31, 2007 was $174,078.

Note 7-Stock-Based Compensation

Equity Incentive and Stock Option Plans: At March 31, 2007, the Company has two stock-based compensation plans. Readers should refer to both Item 6, Note 1 and Note 8 of the Company's financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, for additional information related to these stock-based compensation plans. There were no options granted in the periods ending March 31, 2007 and 2006.  There was 4,000 option exercised in the period ending March 31, 2007 by one option holder and the Company received $2,880.  No stock options were exercised in the period ending March 31, 2006.  The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $45,179 and $114,553 for the periods ended March 31, 2007 and 2006, respectively.

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

Note 10-New Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of the Company’s income tax provision. Thus, the Company’s reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The standard did not have an impact on the Consolidated Financial Statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion relates to the business of ASPYRA, which includes the operations of its wholly owned subsidiaries Aspyra Diagnostic Solutions, Inc. (ADSI) (formerly StorCOMM, Inc.) and Aspyra Technologies, Ltd. (ATI) (formerly StorCOMM Technologies, Ltd.).  The merger, which resulted in the acquisition of ADSI, was consummated on November 22, 2005.

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

ASPYRA’s results of operation for the first fiscal quarter ended March 31, 2007 were marked by a decrease in sales and a decrease in operating loss that are more fully discussed in the following section “Results of Operations.”  The Company’s decrease in revenues was due to the Company concluding sales late in the quarter, which, due to timing issues, were not fully implemented and recognized in the quarter.  At March 31, 2007, the Company had $741,095 in deferred revenue as well as a backlog of approximately $590,000 in backlog system sales which were received in the first quarter but will be processed and included in the fiscal quarter ended June 30, 2007.  Generally, sales cycles for CIS and DIS products are lengthy and on average exceed six months from inception to closure.  Because of the complexity of the sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.  Furthermore, the Company has been primarily reliant on distributors and channel partners for the sales of its diagnostic systems and has been subject to inconsistencies in the performance of such third parties and the timely consummation of orders.  ASPYRA completed a unification of its sales force to focus more on a direct sales model for some of the diagnostic system products to supplement the distribution and channel network so that it will be less reliant on third parties for the sale of its diagnostic systems.  ASPYRA also has completed new versions of its laboratory and radiology information systems products, as well as its new AccessRAD Radiology Information System (“RIS”) / Picture Archive Communication Systems (“PACS”) which it has begun marketing and anticipates increased sales related to such new product releases in the future.

The operating losses incurred by the Company during the fiscal quarter ended March 31, 2007 were attributable to the uneven sales performance previously discussed.  The Company completed the integration and restructuring of the merged businesses and incurred certain costs associated with such activities which were only partially offset by reductions in redundant personnel and other expenses during the quarter ended March 31, 2007.  For the three months ended March 31, 2007, the Company reduced its net operating loss by approximately $380,000 over the same period in 2006 as a result of synergies and cost reductions in its business as it completed integration and restructuring of the merged business.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenues:
System sales	23.0%	36.0%
Service revenues	77.0	64.0
Total revenues	100.0	100.0
Cost of products and services sold:
System sales	21.6	29.2
Service revenues	30.8	28.0
Total cost of products and services	52.4	57.2
Gross profit	47.6	42.8
Operating expenses:
Selling, general and administrative	61.3	72.3
Research and development	22.8	18.1
Total operating expenses	84.1	90.4
Operating loss	(36.5)	(47.6)

Loss before provision for income taxes	(37.8)	(48.6)
Provision for income taxes	—	—

Net loss	(37.8)	(48.6)

Revenues

Sales for the fiscal quarter ended March 31, 2007 decreased to $2,480,634, as compared to $2,702,075 for the comparable quarter ended March 31, 2006, an overall decrease of $221,441 or 8.2%.  When analyzed by revenue category for the quarter, sales of CIS and DIS products decreased by $400,443, or 41.2%.  Service revenues increased by $179,002 or 10.3%.  The decrease in sales of CIS and DIS products was primarily attributable to the completion of sales late in the quarter for which the Company was unable to recognize revenue due to the timing of the sale, described above under “Overview”.  The increase in service revenues is attributable to a greater number of client accounts under contract.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS and DIS installations increases.

The Company continues to invest in sales and marketing activities focused on increasing its transaction pipeline and transitioning to more of a direct sales model to supplement the third party sales of its CIS and DIS products while new and improved product versions are being introduced.  While this transition is being completed, management is cautiously optimistic about the near-term outlook for its sales of CIS and DIS products.  The Company has invested additional funds into marketing activities to further build its sales pipeline as well as to launch the company into new market opportunities.  The Company’s future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter, and the temporary delays in the closing of new CIS and DIS sales.  In addition, the Company’s revenues associated with CIS and DIS sales may be delayed due to client related issues such as client staff availability for training, information technology infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of ASPYRA.

Costs of products and services sold

Cost of sales for the quarter ended March 31, 2007 decreased by $247,226 or 16.0% to $1,299,568, as compared to $1,546,794 for the same quarter of fiscal 2006.  The decrease in cost of sales was primarily attributable to a decrease in labor costs of $108,070 or 13.3%, a decrease in material costs of $140,743 or 57.5%, which was partially offset by a slight increase in other costs.  The decrease in labor costs was attributable to the reduction of personnel as a result of integration of our business since the merger in November 2005. For the current quarter, cost of sales as a percentage of sales was 52% as compared to 57% for the comparable period of 2006.  The overall percentage decrease in cost of sales, as a percentage of sales, was attributable to the volume and mix of sales and the reduction of staff and other overhead during the quarter.  The Company could potentially experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $432,623 or 22.2% for the current fiscal quarter ended March 31, 2007 as compared to the same quarter in fiscal 2006.  The decreases in selling, general and administrative expenses were primarily attributable to the reduction of expenses as a result of the integration of the business as discussed above.  The reduction of expenses was primarily attributable to a decrease compared to the same quarter in fiscal 2006 of approximately $255,000 related to salaries, $72,000 related to user symposium expenses, $76,000 in tradeshow expenses, $20,000 in legal and accounting expenses, and $10,000 related to consulting expenses.  Management continues to evaluate cost reductions in some of its selling, general and administrative expenses while it also continues to plan further investment in its marketing programs during the balance of its 2007 fiscal year.

Research and development expenses

Research and development expenses increased by $78,388, or 16.0% for the current fiscal quarter ended March 31, 2007 as compared to the same period in fiscal 2006.  The increase is primarily attributable to increases in salaries and expenses of new personnel in product development.  For the comparable first quarters of 2007 and 2006, the Company capitalized software costs of $230,051 and $267,219, respectively, which are generally amortized over the estimated useful life, not to exceed five years.  Such costs were attributable to the development of AccessRAD the new RIS/PACS platform that integrates the Company’s radiology information system CyberRAD with its AccessNET PACS system, and enhancements and new modules for the Company’s CIS and DIS products.  The Company plans to continue significant product development activities at current expense levels throughout the 2007 fiscal year.

Interest Expense

Interest expense for the current quarter ended March 31, 2007 increased by $16,078 or 49.6% as compared to the same quarter of fiscal 2006.  The increase is a primarily result of the increased borrowings during the current quarter as compared to the same period of fiscal 2006.

Net income (loss)

As a result of the factors discussed above, the Company incurred a net loss of $936,591 or basic and diluted loss per share of $.09 in the first fiscal quarter of 2007 as compared to a net loss of $1,313,718 or basic and diluted loss per share of $.15 for the same quarter of 2006.

Liquidity and Capital Resources

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for the Company’s internal use.  The Company invested $230,051 and $267,219 respectively during the three months ended March 31, 2007 and 2006 in software development.  These expenditures related to investment in the Company’s new

RIS/PACS integrated system AccessRAD, enhancements to AccessNET, the new browser version of the Company’s LIS product, CyberLAB, and other product enhancements.  The Company anticipates expending additional sums during the remainder of fiscal 2007 on product enhancements to all its products and the further development of AccessRAD and CyberLAB.  During the three months ended March 31, 2007 and 2006, the Company invested an aggregate of $20,424 and $113,068, respectively, in fixed assets primarily consisting of computers, network infrastructure, telephone and data communications systems, and software.

As of March 31, 2007, the Company’s working capital amounted to a deficit of $3,069,172 compared to a deficit of $2,256,352, as of December 31, 2006.  At March 31, 2007, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $1,026,477 was outstanding. On February 27, 2007, the Company entered into a new banking relationship whereby the bank provided a revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2008.  The revolving line of credit is subject to certain covenants.  At March 31, 2007, the Company was in compliance with the covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  At March 31, 2007, the Company had $611,199 outstanding on its capital leases of which $150,237 is due in the next twelve months.  Management is considering additional financing to accelerate its business development plans which in turn may improve its working capital position.

Cash used in operating activities was $263,473 for the three months ended March 31, 2007 compared to cash used of $222,885 for the comparable period of fiscal 2006.  The increase in cash used for operating activities was primarily attributable to the net change in accrued receivables, inventories, payables and deferred revenues compared to the same period of fiscal 2006.

Net cash used in investing activities totaled $250,475 for the three months ended March 31, 2007, compared to $380,287 used in investing activities during the comparable period of fiscal 2006.  The decrease in cash used in investing activities was due to the reduction in investment in capitalized software and fixed assets.

Cash flows from financing activities amounted to $968,280 during the three months ended March 31, 2007 compared to $212,321 provided during the comparable period of fiscal 2006.  The increase was primarily attributable to borrowings on its revolving line of credit with the bank and the release of its restricted cash partially offset by payments on notes payable.

The Company’s primary source of working capital has been generated from private placements of securities and from borrowings. The Company’s results of operations for the three months ended March 31, 2007 produced negative operating cash flow of $263,473.  An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services, or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems. We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may, from time to time, evaluate acquisitions of other businesses, applications or technologies.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with some of its customers.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes a determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At March 31, 2007, the inventory reserve was approximately $130,500.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at March 31, 2007 was $1,477,742, net of an allowance for doubtful accounts of approximately $82,840.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold seperately and specifically defined in a quotation or contract.  Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  Revenues are presented net of discounts.  At March 31, 2007 deferred revenue was $741,095.

Post Implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At March 31, 2007, deferred service contract income was $1,947,782.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the three months ended March 31, 2007 and 2006, the Company capitalized $230,051 and $267,219, respectively.  At March 31, 2007, the balance of capitalized software costs was $2,615,253, net of accumulated amortization of $977,270.

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

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2007 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

We have experienced operating losses and cash outflows.  For the three months ended March 31, 2007, our net loss was $936,591.  At March 31, 2007, our cash and cash equivalents totaled $1,466,352 and our working capital deficit was $3,069,172.  We cannot be certain that ASPYRA will become profitable and sustain profitability.  If ASPYRA does not become profitable and sustain profitability, the market price of our common stock will decline.  The Company’s primary source of working capital has been generated from the private placements and borrowings.  The Company’s results of operations for the three months ended March 31, 2007 produced negative operating cash flow of approximately $263,473.  Any decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts could have a negative effect on cash flow from operations and could in turn increase our liquidity problem.  If sales are not as expected, the Company will consider certain cost cutting measures.  We may require additional cash resources to sustain our business.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders.  The incurrence of additional indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

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

For the three months ended March 31, 2007 and 2006, ADSI received approximately 80% of its revenues through third party distribution arrangements. We expect that we will continue to generate a significant portion of our revenues through a limited number of distribution arrangements for the foreseeable future. A significant portion of the Company’s outstanding accounts receivable is with such third party distributors, which will result in a concentration of our credit risk. If any of these third party distributors decides not to market or distribute our products or decides to terminate or not renew its agreement with us, we may be unable to replace the affected agreements with acceptable alternatives, which could materially harm our business, operating results and financial condition.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of the Company’s income tax provision. Thus, the Company’s reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The standard did not have an impact on the Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Form 10-QSB.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 2.            Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission Of Matters To A Vote Of Security Holders.

None.

Item 5.            Other Information.

None.

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

Exhibit 31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

Exhibit 31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

Exhibit 32.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.*

Exhibit 32.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPYRA, INC.
(Registrant)

Date: May 21, 2007	/S/ Steven M. Besbeck
Steven M. Besbeck, President and
Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2007	/S/ Anahita Villafane
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

3.3	By-Laws, as amended (previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2-85265).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.*

* Filed herewith.