Form 10QSB/A
period 2007-03-31
ASPYRA INC
filed 2007-08-20
CIK 712815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

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

Yes   ☐         No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  10,787,150 common shares as of August 17, 2007.

Transitional Small Business Disclosure Format (check one):

Yes   ☐         No   ☒

Explanatory Note

This amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2007 is being filed by Aspyra, Inc. (the “Company”) for the purposes of correcting information contained in the Financial Statements, Management’s Discussion and Analysis or Plan of Operation, and certain other portions of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 originally filed by the Company on May 21, 2007. The corrections pertain to: the accounting for the Company’s deferred service revenue and auditing expenses; the disclosures in certain notes to the condensed financial statements; and management’s discussion and analysis of certain risk factors, revenues, expenses and liquidity.   Our unaudited financial statements for the three months ended March 31, 2007 have been restated to correct an inadvertent error in recording deferred service revenues and the accrual of accounting fees for services performed during the quarter ended March 31, 2007.  The error resulted in an overstatement of revenues, an understatement of selling, general and administrative expenses, an understatement of liabilities, and an understatement of net loss and basic and diluted loss per share.

Except as required to reflect the effects of the restatement noted above, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB. Accordingly, this Form 10-QSB/A, including the financial statements and notes thereto included herein, generally do not reflect events occurring after the date of the original filing of the Form 10-QSB or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the restatement described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on May 21, 2007. For a description of subsequent events, this Form 10-QSB/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-QSB, including our Current Reports on Form 8-K filed since May 21, 2007.

ASPYRA, INC.

FORM 10-QSB

I N D E X

ASPYRA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2007
(Unaudited and Restated)
ASSETS
CURRENT ASSETS:
Cash	$1,466,352
Receivables, net	1,190,398
Inventory	166,871
Prepaid expenses and other assets	159,238
TOTAL CURRENT ASSETS	2,982,859

PROPERTY AND EQUIPMENT, net	1,080,961
OTHER ASSETS	86,465
INVENTORY OF COMPONENT PARTS	110,053
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $977,270	2,615,253
INTANGIBLES, net	4,277,357
GOODWILL	7,268,434
$18,421,382
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$1,426,477
Accounts payable	860,770
Accrued liabilities:
Vacation pay	380,624
Accrued payroll	179,138
Accrued interest	99,209
Deferred rent	65,269
Customer deposits	159,230
Other	399,544
Deferred service contract income	1,969,104
Deferred revenue on system sales	741,095
Capital lease — current portion	150,237
TOTAL CURRENT LIABILITIES	6,430,697

CAPITAL LEASE, LESS CURRENT PORTION	460,962

TOTAL LIABILITIES	6,891,659

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 10,787,150 shares issued and outstanding	21,046,951
Additional paid-in-capital	205,751
Accumulated deficit	(9,675,837)
Accumulated other comprehensive loss	(47,142)
TOTAL SHAREHOLDERS’ EQUITY	11,529,723

$18,421,382

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2007	2006
	(Restated)
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$571,399	$971,842
Service revenue	1,630,569	1,730,233
	2,201,968	2,702,075

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	536,525	788,459
Service revenue	763,043	758,335
	1,299,568	1,546,794

Gross profit	902,400	1,155,281

OPERATING EXPENSES
Selling, general and administrative	1,620,233	1,952,856

Research and development	566,856	488,468

Total operating expenses	2,187,089	2,441,324

Operating loss	(1,284,689)	(1,286,043)

INTEREST AND OTHER INCOME	17,321	4,739

INTEREST EXPENSE	(48,492)	(32,414)

Loss before provision for income taxes	(1,315,860)	(1,313,718)

PROVISION FOR INCOME TAXES	603	—

NET LOSS	$(1,315,257)	$(1,313,718)

LOSS PER SHARE:

Basic	$(.12)	$(.15)
Diluted	(.12)	(.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	10,784,483	8,489,400
Diluted	10,784,483	8,489,400

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

(unaudited)

	Three Months Ended March 31,
	2007	2006
	(Restated)
OPERATING ACTIVITIES
Net loss	$(1,315,257)	$(1,313,718)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	283,210	209,014
Provision for doubtful accounts	—	17,019
Amortization of capitalized software costs	102,105	74,636
Stock based compensation	45,179	114,553
Increase (decrease) from changes in:
Receivables	143,755	(559,401)
Inventories	(40,514)	(38,108)
Prepaid expenses and other assets	88,644	248,515
Accounts payable	(26,247)	(216,362)
Accrued liabilities	32,295	(122,754)
Deferred service contract income	460,062	769,451
Deferred revenue on system sales	(36,705)	594,270
Net cash used in operating activities	(263,473)	(222,885)

INVESTING ACTIVITIES
Additions to property and equipment	(20,424)	(113,068)
Additions to capitalized software costs	(230,051)	(267,219)
Net cash used in investing activities	(250,475)	(380,287)

FINANCING ACTIVITIES
Borrowings on line of credit	1,026,477	300,000
Payments on notes payable	(1,023,517)	(87,445)
Payments on capital leases	(37,560)	—
Decrease in restricted cash	1,000,000	—
Buyback of fractional shares related to merger	—	(234)
Exercise of stock options	2,880	—
Net cash provided by financing activities	968,280	212,321

Foreign currency translation adjustment	(2,612)	(4,170)

NET INCREASE (DECREASE) IN CASH	451,720	(395,021)

CASH, beginning of period	1,014,632	1,329,753

CASH, end of period	$1,466,352	$934,732

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

Note 2-Liquidity

As of March 31, 2007, the Company’s working capital amounted to a deficit of $3,447,838 compared to a deficit of $2,256,352, as of December 31, 2006.  At March 31, 2007, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $1,026,477 was outstanding. On February 27, 2007, the Company entered into a new banking relationship whereby the bank provided a revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2008.  The revolving line of credit is subject to certain covenants.  As of March 31, 2007, the Company is in compliance with the covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  At March 31, 2007, the Company had $611,199 outstanding on its capital leases of which $150,237 is due in the next twelve months.  Management is considering additional financing to accelerate its business development plans which in turn may improve its working capital position.

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

Earnings per share have been computed as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

NET LOSS, as reported	$(936,591)	$(1,313,718)
Adjustments(1)	(378,666)	—
NET LOSS, as restated	(1,315,257)	(1,313,718)
Basic weighted average number of common shares outstanding, as reported and restated	10,784,483	8,489,400
Dilutive effect of stock options, as reported and restated	—	—
Diluted weighted average number of common shares outstanding, as reported and restated	10,784,483	8,489,400
Basic and diluted loss per share, as reported	$(.09)	$(.15)
Adjustment to loss per share	(.03)	—
Basic and diluted loss per share, as restated	$(.12)	$(.15)

(1)	The adjustment is the result of an inadvertent error related to $278,666 adjustment in revenue,and $100,000 adjustment in accounting expense for a total of $378,666. See Note 11.

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

Note 7-Stock-Based Compensation

Equity Incentive and Stock Option Plans: At March 31, 2007, the Company has two stock-based compensation plans. Readers should refer to both Item 6, Note 1 and Note 8 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, for additional information related to these stock-based compensation plans. There were no options granted in the periods ending March 31, 2007 and 2006.  There was 4,000 option exercised in the period ending March 31, 2007 by one option holder and the Company received $2,880.  No stock options were exercised in the period ending March 31, 2006.  The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $45,179 and $114,553 for the periods ended March 31, 2007 and 2006, respectively.

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

Note 11- Restatement of Financial Statements for the Three Months Ended March 31, 2007

The unaudited consolidated balance sheet as of March 31, 2007, the unaudited consolidated statement of operations for the three months ended March 31, 2007 and the unaudited consolidated statement of cash flows for the three months ended March 31, 2007 have been restated to correct an inadvertent error in recording deferred service revenues and the accrual of accounting fees for services performed during the quarter ended March 31, 2007. The error resulted in an overstatement of revenues, an understatement of selling, general and administrative expenses, an understatement of liabilities, and an understatement of net loss and basic and diluted loss per share.  The condensed notes to the financial statements for the period ending March 31, 2007 are also restated as required to give effect to the correction of this error.

The impact of this restatement has been reflected throughout the unaudited consolidated financial statements and accompanying notes, as follows:

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (unaudited)
	Previoustly Reported	Adjustment		Restated
ASSETS
CURRENT ASSETS:
Cash	$1,466,352			$1,466,352
Receivables, net	1,447,742	(257,344	)(1)	1,190,398
Inventory	166,871			166,871
Prepaid expenses and other assets	159,238			159,238
TOTAL CURRENT ASSETS	3,240,203			2,982,859

PROPERTY AND EQUIPMENT, net	1,080,961			1,080,961
OTHER ASSETS	86,465			86,465
INVENTORY OF COMPONENT PARTS	110,053			110,053
CAPITALIZED SOFTWARE COSTS, net	2,615,253			2,615,253
INTANGIBLES, net	4,277,357			4,277,357
GOODWILL	7,268,434			7,268,434
	$18,678,726	(257,344)		$18,421,382
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$1,426,477			$1,426,477
Accounts payable	860,770			860,770
Accrued liabilities:
Vacation pay	380,624			380,624
Accrued payroll	179,138			179,138
Accrued interest	99,209			99,209
Deferred rent	65,269			65,269
Customer deposits	159,230			159,230
Other	299,544	100,000	(2)	399,544
Deferred service contract income	1,947,782	21,322	(1)	1,969,104
Deferred revenue on system sales	741,095			741,095
Capital lease — current portion	150,237			150,237
TOTAL CURRENT LIABILITIES	6,309,375	121,322		6,430,697

CAPITAL LEASE, LESS CURRENT PORTION	460,962			460,962

TOTAL LIABILITIES	6,770,337	121,322		6,891,659

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 10,787,150 shares issued and outstanding	21,046,951			21,046,951
Additional paid-in-capital	205,751			205,751
Accumulated deficit	(9,297,171)	(378,666	)(1)(2)	(9,675,837)
Accumulated other comprehensive loss	(47,142)			(47,142)
TOTAL SHAREHOLDERS’ EQUITY	11,908,389	(378,666)		11,529,723

	$18,678,726	(257,344)		$18,421,382

(1)

Adjustment related to correct an inadvertent error in recording deferred service revenues of which $257,344 was included in receivables and $21,322 was included in deferred service contract income. This resulted in an understatement of revenues in the amount of $278,666.

(2)	Adjustment related to the accrual of accounting fees for services performed during the quarter ended March 31, 2007.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2007
	(unaudited)
	Previoustly Reported	Adjustment		Restated
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$571,399			$571,399
Service revenue	1,909,235	(278,666	)(1)	1,630,569
	2,480,634	(278,666)		2,201,968

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	536,525			536,525
Service revenue	763,043			763,043
	1,299,568			1,299,568

Gross profit	1,181,066	(278,666)		902,400

OPERATING EXPENSES
Selling, general and administrative	1,520,233	100,000	(2)	1,620,233

Research and development	566,856			566,856

Total operating expenses	2,087,089	100,000		2,187,089

Operating loss	(906,023)	(378,666)		(1,284,689)

INTEREST AND OTHER INCOME	17,321			17,321

INTEREST EXPENSE	(48,492)			(48,492)

Loss before provision for income taxes	(937,194)	(378,666)		(1,315,860)

PROVISION FOR INCOME TAXES	603			603

NET LOSS	$(936,591)	(378,666)		$(1,315,257)

LOSS PER SHARE:

Basic	$(.09)	(.03)		$(.12)
Diluted	(.09)	(.03)		(.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	10,784,483			10,784,483
Diluted	10,784,483			10,784,483

(1)          Adjustment related to correct an inadvertent error in recording deferred service revenues of which $257,344 was included in receivables and $21,322 was included in deferred service contract income.  This resulted in an understatement of revenues in the amount of $278,666.

(2)          Adjustment related to the accrual of accounting fees for services performed during the quarter ended March 31, 2007.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

	Three Months Ended March 31, 2007
	(unaudited)

OPERATING ACTIVITIES
Net loss	$(936,591)	(378,666	)(1)(2)	(1,315,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	283,210			283,210
Provision for doubtful accounts	—			—
Amortization of capitalized software costs	102,105			102,105
Stock based compensation	45,179			45,179
Increase (decrease) from changes in:
Receivables	(113,589)	257,344	(1)	143,755
Inventories	(40,514)			(40,514)
Prepaid expenses and other assets	88,644			88,644
Accounts payable	(26,247)			(26,247)
Accrued liabilities	(67,705)	100,000	(2)	32,295
Deferred service contract income	438,740	21,322	(1)	460,062
Deferred revenue on system sales	(36,705)			(36,705)
Net cash used in operating activities	(263,473)			(263,473)

(1)          Adjustment related to correct an inadvertent error in recording deferred service revenues of which $257,344 was included in receivables and $21,322 was included in deferred service contract income.  This resulted in an understatement of revenues in the amount of $278,666.

(2)          Adjustment related to the accrual of accounting fees for services performed during the quarter ended March 31, 2007.

There were no changes to previously reported cash flows from investing and financing activities.

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

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenues:
System sales	25.9%	36.0%
Service revenues	74.1	64.0
Total revenues	100.0	100.0
Cost of products and services sold:
System sales	24.3	29.2
Service revenues	34.7	28.0
Total cost of products and services	59.0	57.2
Gross profit	41.0	42.8
Operating expenses:
Selling, general and administrative	73.6	72.3
Research and development	25.7	18.1
Total operating expenses	99.3	90.4
Operating loss	(58.3)	(47.6)

Loss before provision for income taxes	(59.7)	(48.6)
Provision for income taxes	—	—

Net loss	(59.7)	(48.6)

Revenues

Sales for the fiscal quarter ended March 31, 2007 decreased to $2,201,968, as compared to $2,702,075 for the comparable quarter ended March 31, 2006, an overall decrease of $500,107 or 18.5%.  When analyzed by revenue category for the quarter, sales of CIS and DIS products decreased by $400,443, or 41.2%.  Service revenues decreased by $99,664 or 5.8%.  The decrease in sales of CIS and DIS products was primarily attributable to the completion of sales late in the quarter for which the Company was unable to recognize revenue due to the timing of the sale, described above under “Overview”.  The decrease in service revenues is primarily attributable to a reduced level of post-implementation services provided during the period.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS and DIS installations increases.

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

Costs of products and services sold

Cost of sales for the quarter ended March 31, 2007 decreased by $247,226 or 16.0% to $1,299,568, as compared to $1,546,794 for the same quarter of fiscal 2006.  The decrease in cost of sales was primarily attributable to a decrease in labor costs of $108,070 or 13.3%, a decrease in material costs of $140,743 or 57.5%, which was partially offset by a slight increase in other costs.  The decrease in labor costs was attributable to the reduction of personnel as a result of integration of our business since the merger in November 2005. For the current quarter, cost of sales as a percentage of sales was 59% as compared to 57% for the comparable period of 2006.  The overall percentage increase in cost of sales, as a percentage of sales, was attributable to the volume and mix of sales and the reduction of staff and other overhead during the quarter.  The Company could potentially experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $332,623 or 17.0% for the current fiscal quarter ended March 31, 2007 as compared to the same quarter in fiscal 2006.  The decreases in selling, general and administrative expenses were primarily attributable to the reduction of expenses as a result of the integration of the business as discussed above.  The reduction of expenses was primarily attributable to a decrease compared to the same quarter in fiscal 2006 of approximately $255,000 related to salaries, $72,000 related to user symposium expenses, $76,000 in tradeshow expenses, , and $10,000 related to consulting expenses partially offset by an increase in legal and accounting expenses of $80,000.  Management continues to evaluate cost reductions in some of its selling, general and administrative expenses while it also continues to plan further investment in its marketing programs during the balance of its 2007 fiscal year.

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

Net income (loss)

As a result of the factors discussed above, the Company incurred a net loss of $1,315,257 or basic and diluted loss per share of $.12 in the first fiscal quarter of 2007 as compared to a net loss of $1,313,718 or basic and diluted loss per share of $.15 for the same quarter of 2006.

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

As of March 31, 2007, the Company’s working capital amounted to a deficit of $3,447,838 compared to a deficit of $2,256,352, as of December 31, 2006.  At March 31, 2007, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $1,026,477 was outstanding. On February 27, 2007, the Company entered into a new banking relationship whereby the bank provided a revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2008.  The revolving line of credit is subject to certain covenants.  At March 31, 2007, the Company was in compliance with the covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  At March 31, 2007, the Company had $611,199 outstanding on its capital leases of which $150,237 is due in the next twelve months.  Management is considering additional financing to accelerate its business development plans which in turn may improve its working capital position.

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

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at March 31, 2007 was $1,190,398, net of an allowance for doubtful accounts of approximately $82,840.

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

Post Implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At March 31, 2007, deferred service contract income was $1,969,104.

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

We have experienced operating losses and cash outflows.  For the three months ended March 31, 2007, our net loss was $1,315,257.  At March 31, 2007, our cash and cash equivalents totaled $1,466,352 and our working capital deficit was $3,447,838.  We cannot be certain that ASPYRA will become profitable and sustain profitability.  If ASPYRA does not become profitable and sustain profitability, the market price of our common stock will decline.  The Company’s primary source of working capital has been generated from the private placements and borrowings.  The Company’s results of operations for the three months ended March 31, 2007 produced negative operating cash flow of approximately $263,473.  Any decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts could have a negative effect on cash flow from operations and could in turn increase our liquidity problem.  If sales are not as expected, the Company will consider certain cost cutting measures.  We may require additional cash resources to sustain our business.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders.  The incurrence of additional indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

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

Item 3.            Controls and Procedures

Attached as exhibits to this Quarterly Report on Form 10-QSB/A are certifications of ASPYRA’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.  This section should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Restatement of Previously Issued Financial Statements

As disclosed in the Company’s original 10-QSB filing for the period ended March 31, 2007, the Company had previously carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures and had previously concluded that such disclosure controls and procedures were effective. Subsequent to Company’s original 10-QSB filing, the Company has restated its condensed consolidated financial statements for the three months ended March 31, 2007 as discussed in Note 11 to the unaudited condensed consolidated financial statements included with Part I, Item 1 of this report.

As a result, the Company has reassessed its evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon its reassessed evaluation, management, including the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Management has concluded that as of March 31, 2007, the Company did not maintain effective controls over the preparation and review of its consolidated financial statements.  Specifically, the Company did not maintain effective controls to appropriately report deferred service revenues and accrued accounting expenses.  This control deficiency resulted in the restatement of the Company’s condensed consolidated financial statements for the period ended March 31, 2007, as reflected in this amended Quarterly Report on Form 10-QSB/A. Accordingly, management has determined this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

Except as noted below there was no change in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In an effort to remediate the material weakness in the Company’s internal control over financial reporting described above, management has subsequently implemented a revised process to reconcile the deferred service revenues and accrued accounting expenses. Accordingly, management believes this process has remediated the material weakness discussed above.

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

ASPYRA, INC.
(Registrant)

Date: August 20, 2007	/S/ Steven M. Besbeck
Steven M. Besbeck, President and
Chief Executive Officer (Principal Executive Officer)

Date: August 20, 2007	/S/ Anahita Villafane
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