Form 10QSB
period 2007-06-30
ASPYRA INC
filed 2007-08-20
CIK 712815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Yes     ☐   No    ☒

ASPYRA, INC.

FORM 10-QSB

ASPYRA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30,
2007
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,032,225
Receivables, net	1,262,541
Inventory	95,206
Prepaid expenses and other assets	198,047
TOTAL CURRENT ASSETS	2,588,019

PROPERTY AND EQUIPMENT, net	989,717
OTHER ASSETS	86,541
INVENTORY OF COMPONENT PARTS	95,053
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $858,589	2,739,638
INTANGIBLES, net	4,105,232
GOODWILL	7,268,434
$17,872,634
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$1,379,171
Accounts payable	855,433
Accrued liabilities:
Vacation pay	402,022
Accrued payroll	322,305
Accrued interest	102,731
Deferred rent	64,084
Customer deposits	143,595
Other	273,382
Deferred service contract income	2,204,743
Deferred revenue on system sales	885,400
Capital lease — current portion	150,237
TOTAL CURRENT LIABILITIES	6,783,103

CAPITAL LEASE, LESS CURRENT PORTION	423,403

TOTAL LIABILITIES	7,206,506

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 10,787,150 shares issued and outstanding	21,046,951
Additional paid-in-capital	243,637
Accumulated deficit	(10,569,493)
Accumulated other comprehensive loss	(54,967)
TOTAL SHAREHOLDERS’ EQUITY	10,666,128

$17,872,634

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2007	2006
	(Unaudited)
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$841,872	$1,401,410
Service revenue	1,808,785	1,816,411
	2,650,657	3,217,821

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	610,447	1,122,008
Service revenue	694,808	637,813
	1,305,255	1,759,821

Gross profit	1,345,402	1,458,000

OPERATING EXPENSES
Selling, general and administrative	1,664,754	1,931,313

Research and development	541,117	473,224

Total operating expenses	2,205,871	2,404,537

Operating loss	(860,469)	(946,537)

INTEREST AND OTHER INCOME	11,223	16,185

INTEREST EXPENSE	(44,410)	(133,828)

Loss before provision for income taxes	(893,656)	(1,064,180)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(893,656)	$(1,064,180)

LOSS PER SHARE:

Basic	$(.08)	$(.11)
Diluted	(.08)	(.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	10,787,150	9,614,200
Diluted	10,787,150	9,614,200

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$1,413,271	$2,373,252
Service revenue	3,439,354	3,546,644
	4,852,625	5,919,896

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	1,146,972	1,910,467
Service revenue	1,457,851	1,396,148
	2,604,823	3,306,615

Gross profit	2,247,802	2,613,281

OPERATING EXPENSES
Selling, general and administrative	3,284,986	3,884,169

Research and development	1,107,974	961,692

Total operating expenses	4,392,960	4,845,861

Operating loss	(2,145,158)	(2,232,580)

INTEREST AND OTHER INCOME	28,544	20,924

INTEREST EXPENSE	(92,902)	(166,242)

Loss before provision for income taxes	(2,209,516)	(2,377,898)

PROVISION FOR INCOME TAXES	603	—

NET LOSS	$(2,208,913)	$(2,377,898)

LOSS PER SHARE:

Basic	$(.20)	$(.26)
Diluted	(.20)	(.26)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	10,785,817	9,051,800
Diluted	10,785,817	9,051,800

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(2,208,913)	$(2,377,898)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	565,103	470,737
Provision for doubtful accounts	—	18,371
Amortization of capitalized software costs	202,609	148,369
Stock based compensation	83,065	207,415
Increase (decrease) from changes in:
Receivables	71,612	(350,632)
Inventories	46,151	(69,245)
Prepaid expenses and other assets	49,759	29,985
Accounts payable	(31,584)	(194,726)
Accrued liabilities	57,401	9,186
Deferred service contract income	695,701	161,492
Deferred revenue on system sales	107,600	1,326,492
Net cash used in operating activities	(361,496)	(620,454)

INVESTING ACTIVITIES
Additions to property and equipment	(38,762)	(181,637)
Additions to capitalized software costs	(454,941)	(499,586)
Net cash used in investing activities	(493,703)	(681,223)

FINANCING ACTIVITIES
Borrowings on line of credit	1,026,477	400,000
Payments on notes payable	(1,070,823)	(154,710)
Payments on capital leases	(75,119)	(38,775)
Change in restricted cash	1,000,000	(1,000,000)
Net proceeds from sales of stock in private placement	—	4,101,088
Buyback of fractional shares related to merger	—	(234)
Exercise of stock options	2,880	23,000
Net cash provided by financing activities	883,415	3,330,369

Foreign currency translation adjustment	(10,623)	(19,898)

NET INCREASE IN CASH	17,593	2,008,794

CASH, beginning of period	1,014,632	1,329,753

CASH, end of period	$1,032,225	$3,338,547

See notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1-Presentation of Financial Statements

In the opinion of management of Aspyra, Inc. (the “Company” or “ASPYRA”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2007, the results of its operations for the three and six-month periods ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006.  These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2-Liquidity

The Company’s working capital continues to deteriorate with a deficit of $4,195,084 at June 30, 2007 compared to a deficit of $2,256,352 at December 31, 2006.  At June 30, 2007, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $1,026,477 was outstanding. On February 27, 2007, the Company entered into a new banking relationship whereby the bank provided a revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2008.  The revolving line of credit is subject to certain covenants.  As of June 30, 2007, the Company was not compliant with some of the covenants, but had obtained a waiver.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  At June 30, 2007, the Company had $573,640 outstanding on its capital leases of which $150,237 is due in the next twelve months.  Management is considering additional financing to accelerate its business development plans which in turn may improve its working capital position.

The Company’s primary source of working capital has been generated from private placements of securities and from borrowings.  The Company has been experiencing a history of losses due to the integration of its businesses and the significant investment in new products since the quarter ended March 31, 2005 and negative cash flows from operations since the quarter ended December 31, 2005.  An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  If the company is unable to generate cash from operations or meet revenue targets or obtain new cash inflows from financing or equity offerings, the company would need to take action and reduce costs in order to operate for the next 12 months.  This requires the Company to have ongoing courses of action to reduce costs and look for new sources of financings and capital infusion.  The Company’s cash position and liquidity needs to improve prior to December 31, 2007 or there is a possibility that the Company’s independent registered public accountants may issue a going concern opinion that raises substantial doubt about the Company’s ability to continue as a going concern.  We may, also, required additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may from time to time, evaluate acquisitions of other businesses, applications or technologies.

Note 3-Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.  The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At June 30, 2007, the inventory allowance was $145,504.

Note 4-Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  In accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets, management reviews definite life intangible assets to determine if events or circumstances have occurred which may cause the carrying values of intangible assets to be impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable.  There was no impairment when the Company did its annual impairment testing and no events have occurred since that time that would trigger a reevaluation.  At June 30, 2007, the net carrying value of goodwill and intangible assets were $7,268,434 and $4,105,232, respectively.

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

Earnings per share have been computed as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

NET LOSS	$(893,656)	$(2,208,913)	$(1,064,180)	$(2,377,898)
Basic weighted average number of common shares outstanding	10,787,150	10,785,817	9,614,200	9,051,800
Dilutive effect of stock options	—	—	—	—
Diluted weighted average number of common shares outstanding	10,787,150	10,785,817	9,614,200	9,051,800
Basic loss per share	$(.08)	$(.20)	$(.11)	$(.26)
Diluted loss per share	$(.08)	$(.20)	$(.11)	$(.26)

For the three and six months ended June 30, 2007, options to purchase 564,875 shares of common stock at per share prices ranging from $1.51 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the three and six months ended June 30, 2006, options to purchase 532,485 shares of common stock at per share prices ranging from $.72 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

Note 6-Debt Obligations

On February 27, 2007, the Company entered into a new banking relationship whereby the bank provided a revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2008.  The revolving line of credit is subject to certain covenants.  As of June 30, 2007, the Company was not compliant with some of the covenants, but had obtained a waiver.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  The Company used the initial advance on the revolving line of credit to pay in full a previous note from another bank that was secured by a $1,000,000 certificate of deposit as carried on the December 31, 2006 balance sheet under restricted cash.  The pay off released the certificate of deposit previously held by the former bank.  On June 30, 2007, the total amount due to the bank was $1,026,477.

The Company acquired a note in conjunction with the merger with Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.), with an interest rate of 7% with payments in the amount of $25,000 due monthly.  As of June 30, 2007, the total amount due on this note was $178,616.  The Company also acquired unsecured notes in conjunction with the merger with interest rates ranging from 7% to 8%.  These notes are due upon demand and the balance outstanding at June 30, 2007 was $174,078.

Note 7-Stock-Based Compensation

Equity Incentive and Stock Option Plans: At June 30, 2007, the Company has two stock-based compensation plans. Readers should refer to both Item 6, Note 1 and Note 8 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, for additional information related to these stock-based compensation plans. There were no options granted in the three and six-month periods ending June 30, 2007.  There were 50,000 options granted in the three and six-month periods ended June 30, 2006.  There was 4,000 options exercised in the six-month period ending June 30, 2007 by one option holder and the Company received $2,880.  There were 30,000 options exercised in the six-month period ending June 30, 2006.  The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $37,887 and $83,066 for the three and six months ended June 30, 2007 and $92,862 and $207,415 for the three and six months ended June 30, 2006.

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

ASPYRA operates in one business segment determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, and generates revenues from the sale of its Clinical and Diagnostic Information Systems (CIS and DIS), which includes the license of proprietary application software, and may include the sale of servers and other hardware components to be integrated with its application software. In connection with its sales of its products, the Company provides implementation services for the installation, integration, and training of end users’ personnel. The Company also generates sales of ancillary software and hardware, to its customers and to third parties. We recognize these revenues under system sales in our financial statements.  The Company also generates recurring revenues from the provision of comprehensive post implementation services to its customers, pursuant to extended service agreements. We recognize these revenues under service revenues in our financial statements.  This service relationship is an important aspect of our business as the Company’s products are “mission critical” systems that are used by healthcare providers in most cases 24 hours per day and 7 days per week. The ability to provide comprehensive services is crucial to obtaining new customers and maintaining existing customers.  In order to retain this service relationship we must keep our products current for competitive, clinical, diagnostic, and regulatory compliance.  Enhancements to our products in the form of software upgrades are an integral part of our business model and are included as a contract obligation in our warranty and extended service agreements.  In order to generate such revenue opportunities our investment in software enhancements is significant and is a key component of our on going support obligations.

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

ASPYRA’s results of operation for the second fiscal quarter and six months ended June 30, 2007 were marked by a decrease in sales and a decrease in operating loss that are more fully discussed in the following section “Results of Operations.”  The Company’s decrease in revenues was due to the Company concluding sales late in the quarter, which, due to timing issues, were not fully implemented and recognized in the quarter and six-month period.  At June 30, 2007, the Company had $885,400 in deferred revenue as well as a backlog of approximately $200,000 in backlog system sales which were received in the second quarter but will be processed and included in the fiscal quarter ended September 30, 2007.  Additionally, the enactment of the Deficit Reduction Act (DRA) in 2006 continued to slow contract signings as the marketplace adjusted to changes in reimbursement for some imaging procedures. Generally, sales cycles for CIS and DIS products are lengthy and on average exceed six months from inception to closure.

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

The operating losses incurred by the Company during the fiscal quarter and six months ended June 30, 2007 were attributable to the uneven sales performance previously discussed.  The Company completed the integration and restructuring of the merged businesses and incurred certain costs associated with such activities which were only partially offset by reductions in redundant personnel and other expenses during the quarter and six months ended June 30, 2007.  For the three and six months ended June 30, 2007, the Company reduced its net operating loss by approximately $170,500 and $169,000, respectively, over the same periods in 2006 as a result of synergies and cost reductions in its business as it completed integration and restructuring of the merged business.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenues:
System sales	31.8%	43.6%	29.1%	40.1%
Service revenues	68.2	56.4	70.9	59.9
Total revenues	100.0	100.0	100.0	100.0
Cost of products and services sold:
System sales	23.0	34.9	23.6	32.3
Service revenues	26.2	19.8	30.1	23.6
Total cost of products and services	49.2	54.7	53.7	55.9
Gross profit	50.8	45.3	46.3	44.1
Operating expenses:
Selling, general and administrative	62.8	60.0	67.7	65.6
Research and development	20.4	14.7	22.8	16.2
Total operating expenses	83.2	74.7	90.5	81.8
Operating loss	(32.4)	(29.4)	(44.2)	(37.7)

Loss before provision for income taxes	(33.7)	(33.1)	(45.5)	(40.2)
Provision for income taxes	—	—	—	—

Net loss	(33.7)	(33.1)	(45.5)	(40.2)

Revenues

Sales for the fiscal quarter ended June 30, 2007 decreased to $2,650,657, as compared to $3,217,821 for the comparable quarter ended June 30, 2006, an overall decrease of $567,164 or 17.6%.  For the six-month period ended June 30, 2007, sales decreased to $4,852,625, as compared to $5,919,896 for the comparable six-month period ended June 30, 2006, an overall decrease of $1,067,271 or 18.0%.  When analyzed by revenue category for the quarter and six-month period, sales of CIS and DIS products decreased by $559,538, or 39.9% and $959,981 or 40.5%, respectively.  For the quarter and six-month period service revenues decreased by $7,626 or 0.4% and $107,290 or 3.0%, respectively.  The decrease in sales of CIS and DIS products was primarily attributable to the completion of sales late in the quarter for which the Company was unable to recognize revenue due to the timing of the sale, described above under “Overview”.  The enactment of the Deficit Reduction Act (DRA) in 2006 continued to slow contract signings as the marketplace adjusted to changes in reimbursement for some imaging procedures.  However the Company began to see an increase in sales activities and a marked increase in new opportunites for PACS sales late in the second quarter.  Management believes that the importance of imaging technologies such as the Company’s PACS products  is justified as an  investment by end users to improve efficiencies.  Although the completion time of the sales slowed, the Company’s pipeline has increased.  The decrease in service revenues is primarily attributable to a reduced level of post-implementation services provided during the period.  Service revenues are expected to continue to increase as and when the Company’s installed base of CIS and DIS installations increases.

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

Costs of products and services sold

Cost of sales for the quarter ended June 30, 2007 decreased by $454,566 or 25.8% to $1,305,255, as compared to $1,759,821 for the same quarter of fiscal 2006.  Cost of sales for the six-month period decreased by $701,792 or 21.2% to $2,604,823 compared to $3,306,615 for the same period of fiscal 2006.  For the quarter and six-month period, the decreases in cost of sales were primarily attributable to a decrease in labor costs of $35,558  or 4.6% and $143,627 or 9.1%, respectively; decreases in material costs of $271,781 or 60.4% and $412,525 or 59.45, respectively; and decreases in other costs of $147,227 or 27.3% and $145,640 or 14.1%, respectively.  The decreases in labor costs and other costs were attributable to the reduction of personnel and overhead as a result of integration of our business since the merger in November 2005. The decrease in materials costs was due to the reduced number of CIS and DIS sales.  For the current quarter and six-month period, cost of sales as a percentage of sales was 49% and 54%, respectively, as compared to 55% and 56%, respectively, for the comparable periods of 2006.  The overall percentage decrease in cost of sales, as a percentage of sales, was attributable to the volume and mix of sales and the reduction of staff and other overhead during the quarter and six-month period.  The Company could potentially experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $266,559 or 13.8% for the current fiscal quarter ended June 30, 2007 as compared to the same quarter in fiscal 2006.  For the six-month period, selling, general and administrative expenses decreased by $599,183 or 15.4% as compared to the same period in fiscal 2006.  For the quarter and six-month period, the decreases in selling, general and administrative expenses were primarily attributable to the reduction of expenses as a result of the integration of the business as discussed above.  For the quarter, the reduction of expenses was primarily attributable to decreases of approximately $146,000 related to salaries,  $7,000 in tradeshow expenses, $34,000 in SFAS 123(R) expenses, $46,000 in travel and lodging expenses, $15,000 in medical insurance expenses, and $22,000 related to investor relations expenses compared to the same quarter in fiscal 2006.  For the six-month period, the reduction of expenses was primarily attributable to decreases of approximately $309,000 related to salaries,  $83,000 in tradeshow expenses, $76,000 in SFAS 123(R) expenses, $72,000 related to user symposium expenses, $61,000 in travel and lodging expenses, $35,000 in medical insurance expenses, and $17,000 related to freight expenses which were partially offset by an increase of $60,000 in legal and accounting expenses compared to the same period in fiscal 2006. Management continues to evaluate cost reductions in some of its selling, general and administrative expenses while it also continues to plan further investment in its marketing programs during the balance of its 2007 fiscal year.

Research and development expenses

Research and development expenses increased by $67,893, or 14.3% for the current fiscal quarter ended June 30, 2007 as compared to the same quarter in fiscal 2006.  For the six-month period, research and development expense increased $146,282 or 15.2%, as compared to the same period in fiscal 2006.  For the quarter and six-month period, the increase is primarily attributable to increases in salaries and expenses of new personnel in product development.  For the comparable second quarters of 2007 and 2006, the Company capitalized software costs of $224,890 and $232,367, respectively, which are generally amortized over the estimated useful life, not to exceed five years.  For the comparable six-month periods of 2007 and 2006, the Company capitalized software costs of $454,941 and $499,586, respectively, which are generally amortized over the estimated useful life, not to exceed five years.  Such costs were attributable to the development of AccessRAD the new RIS/PACS platform that integrates the Company’s radiology information system CyberRAD with its AccessNET PACS system, and enhancements and new modules for the Company’s CIS and DIS products.  The Company plans to continue significant product development activities at current expense levels throughout the 2007 fiscal year.

Interest Expense

Interest expense for the current quarter and six-month period ended June 30, 2007 decreased by $89,418 or 66.8% and $73,340 or 44.1%, respectively, as compared to the same periods of fiscal 2006.  The decrease is a primarily result of the the penalty imposed as a result of a delay in the registration of the securities underlying the private equity placements, which was paid by the Company in October 2006.

Net income (loss)

As a result of the factors discussed above, the Company incurred a net loss of $893,656 or basic and diluted loss per share of $.08 in the second fiscal quarter of 2007 as compared to a net loss of $1,064,180 or basic and diluted loss per share of $.11 for the second quarter of 2006.  For the six-month period ended June 30, 2007, the Company incurred a net loss of $2,208,913 or basic and diluted loss per share of $.20 as compared to a net loss of $2,377,898 or basic and diluted loss per share of $.26 for the same period of 2006.

Liquidity and Capital Resources

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for the Company’s internal use.  The Company invested $454,941 and $499,586 respectively during the six months ended June 30, 2007 and 2006 in software development.  These expenditures related to investment in the Company’s new RIS/PACS integrated system AccessRAD, enhancements to AccessNET, the new browser version of the Company’s LIS product, CyberLAB, and other product enhancements.  The Company anticipates expending additional sums during the remainder of fiscal 2007 on product enhancements to all its products and the further development of AccessRAD and CyberLAB.  During the six months ended June 30, 2007 and 2006, the Company invested an aggregate of $38,762 and $181,637, respectively, in fixed assets primarily consisting of computers, network infrastructure, telephone and data communications systems, and software.

The Company’s working capital continues to deteriorate with a deficit of $4,195,084 at June 30, 2007 compared to a deficit of $2,256,352 at December 31, 2006.  On February 27, 2007, the Company entered into a new banking relationship whereby the bank provided a revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2008.  At June 30, 2007, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $1,026,477 was outstanding. The revolving line of credit is subject to certain covenants.  As of June 30, 2007, the Company was not compliant with some of the covenants, but had obtained a waiver.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  At June 30, 2007, the Company had $573,640 outstanding on its capital leases of which $150,237 is due in the next twelve months.  Management is considering additional financing to accelerate its business development plans which in turn may improve its working capital position.

Cash used in operating activities was $361,496 for the six months ended June 30, 2007 compared to cash used of $620,454 for the comparable period of fiscal 2006.  The decrease in cash used for operating activities was primarily attributable to the net change in accrued receivables, inventories, payables and deferred revenues compared to the same period of fiscal 2006.

Net cash used in investing activities totaled $493,703 for the six months ended June 30, 2007, compared to $681,223 used in investing activities during the comparable period of fiscal 2006.  The decrease in cash used in investing activities was primatily due to the reduction in investment in fixed assets.

Cash flows from financing activities amounted to $883,415 during the six months ended June 30, 2007 compared to $3,330,369 provided during the comparable period of fiscal 2006.  The decrease was primarily attributable to the Company completing a private placement transaction in the comparable period of fiscal 2006 and the change in restricted cash.

The Company’s primary source of working capital has been generated from private placements of securities and from borrowings.  The Company has been experiencing a history of losses due to the integration of its businesses and the significant investment in new products since the quarter ended March 31, 2005 and negative cash flows from operations since the quarter ended December 31, 2005.  An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  If the company is unable to generate cash from operations or meet revenue targets or obtain new cash inflows from financing or equity offerings, the company would need to take action and reduce costs in order to operate for the next 12 months.  This requires the Company to have ongoing courses of action to reduce costs and look for new sources of financings and capital infusion.  The Company’s cash position and liquidity needs to improve prior to December 31, 2007 or there is a possibility that the Company’s independent registered public accountants may issue a going concern opinion that raises substantial doubt about the Company’s ability to continue as a going concern.  We may, also, required additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may from time to time, evaluate acquisitions of other businesses, applications or technologies.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with some of its customers.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes a determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At June 30, 2007, the inventory reserve was approximately $145,500.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at June 30, 2007 was $1,262,541, net of an allowance for doubtful accounts of approximately $82,840.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold seperately and specifically defined in a quotation or contract.  Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  Revenues are presented net of discounts.  At June 30, 2007 deferred revenue was $885,400.

Post Implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At June 30, 2007, deferred service contract income was $2,204,743.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the six months ended June 30, 2007 and 2006, the Company capitalized $454,941 and $499,586, respectively.  At June 30, 2007, the balance of capitalized software costs was $2,739,638, net of accumulated amortization of $858,589.

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

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2007 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

We have experienced operating losses and cash outflows.  For the three and six months ended June 30, 2007, our net loss was $893,656 and $2,208,913.  At June 30, 2007, our cash totaled $1,032,225 and our working capital deficit was $4,195,084.  We cannot be certain that ASPYRA will become profitable and sustain profitability.  If ASPYRA does not become profitable and sustain profitability, the market price of our common stock will decline.  The Company’s primary source of working capital has been generated from the private placements and borrowings.  The Company’s results of operations for the three and six months ended June 30, 2007 produced negative operating cash flow of approximately $361,496.  Any decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts could have a negative effect on cash flow from operations and could in turn increase our liquidity problem.  If sales are not as expected, the Company will consider certain cost cutting measures.  We may require additional cash resources to sustain our business.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders.  The incurrence of additional indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

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

For the three and six months ended June 30, 2007 and 2006, ADSI received approximately 50% and 80%, respectively, of its revenues through third party distribution arrangements. We expect that we will continue to generate a significant portion of our revenues through a limited number of distribution arrangements for the foreseeable future. A significant portion of the Company’s outstanding accounts receivable is with such third party distributors, which will result in a concentration of our credit risk. If any of these third party distributors decides not to market or distribute our products or decides to terminate or not renew its agreement with us, we may be unable to replace the affected agreements with acceptable alternatives, which could materially harm our business, operating results and financial condition.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Form 10-QSB.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 2.            Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission Of Matters To A Vote Of Security Holders.

On June 25, 2007, we held our 2007 annual meeting of stockholders.  At the annual meeting, there were 10,787,150 shares entitled to vote, and 6,491,907 shares (60.18%) were represented at the meeting in person or by proxy.  Immediately prior to and following the meeting, the Board of Directors was comprised of Steven M. Besbeck, Lawrence S. Schmid, Robert S. Fogerson, Jr., Norman R. Cohen, Bradford G. Peters and C. Ian Sym-Smith. The following summarizes vote results for those matters submitted to our stockholders for action at the Annual Meeting:

1.               Proposal to elect Mr. Steven M. Besbeck, Mr. Lawrence S. Schmid, Mr. Robert S. Fogerson, Jr., Mr. Norman R. Cohen, Mr. Bradford G. Peters and Mr. C. Ian Sym-Smith as directors to hold office until the 2008 annual meeting or until their successors are elected and qualified.

Director	For	Withheld

Steven M. Besbeck	6,388,198	103,709
Lawrence S. Schmid	6,388,198	103,709
Robert S. Fogerson, Jr.	6,388,198	103,709
Norman R. Cohen	6,386,648	105,259
Bradford G. Peters	6,388,198	103,709
C. Ian Sym-Smith	5,671,598	820,309

2.               Proposal to ratify the appointment of the accounting firm of BDO Seidman, LLP as independent auditors of the company for the fiscal year ending December 31, 2007.

For	Against	Abstain

6,390,877	100,970	60

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