Form 10QSB
period 2007-09-30
ASPYRA INC
filed 2007-11-14
CIK 712815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Yes     ☐   No    ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  12,437,150 common shares as of November 12, 2007.

Transitional Small Business Disclosure Format (check one):

Yes     ☐   No    ☒

ASPYRA, INC.

FORM 10-QSB

I N D E X

ASPYRA, INC.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30,
2007
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,051,701
Receivables, net	1,092,980
Inventory	84,651
Prepaid expenses and other assets	197,138
TOTAL CURRENT ASSETS	3,426,470

PROPERTY AND EQUIPMENT, net	907,454
OTHER ASSETS	86,621
INVENTORY OF COMPONENT PARTS	80,053
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $954,839	2,832,498
INTANGIBLES, net	3,933,107
GOODWILL	7,268,434
$18,534,637
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$1,379,171
Accounts payable	861,294
Accrued liabilities:
Vacation pay	390,477
Accrued payroll	164,195
Accrued interest	107,862
Deferred rent	62,899
Customer deposits	151,595
Other	290,952
Deferred service contract income	2,115,216
Deferred revenue on system sales	736,458
Capital lease — current portion	150,237
TOTAL CURRENT LIABILITIES	6,410,356

CAPITAL LEASE, LESS CURRENT PORTION	385,844

TOTAL LIABILITIES	6,796,200

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 12,437,150 shares issued and outstanding	22,761,951
Additional paid-in-capital	1,084,861
Accumulated deficit	(12,031,277)
Accumulated other comprehensive loss	(77,098)
TOTAL SHAREHOLDERS’ EQUITY	11,738,437

$18,534,637

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2007	2006
	(Unaudited)
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$1,034,946	$1,508,056
Service revenue	1,857,979	1,773,985
	2,892,925	3,282,041

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	720,931	964,343
Service revenue	690,853	779,871
	1,411,784	1,744,214

Gross profit	1,481,141	1,537,827

OPERATING EXPENSES
Selling, general and administrative	1,547,318	1,664,784

Research and development	580,388	499,084

Total operating expenses	2,127,706	2,163,868

Operating loss	(646,565)	(626,041)

INTEREST AND OTHER INCOME	12,187	43,938

INTEREST EXPENSE	(38,385)	(125,921)

Loss before provision for income taxes	(672,763)	(708,024)

PROVISION FOR INCOME TAXES	—	2,039

NET LOSS	$(672,763)	$(710,063)

DEEMED DIVIDEND ON EXERCISE OF WARRANTS	(789,021)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,461,784)	$(710,063)

LOSS PER SHARE:

Basic	$(.13)	$(.07)
Diluted	(.13)	(.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	11,337,150	10,772,914
Diluted	11,337,150	10,772,914

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$2,448,218	$3,881,308
Service revenue	5,297,332	5,320,629
	7,745,550	9,201,937

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	1,867,902	2,874,810
Service revenue	2,148,705	2,176,019
	4,016,607	5,050,829

Gross profit	3,728,943	4,151,108

OPERATING EXPENSES
Selling, general and administrative	4,832,304	5,548,953

Research and development	1,688,362	1,460,776

Total operating expenses	6,520,666	7,009,729

Operating loss	(2,791,723)	(2,858,621)

INTEREST AND OTHER INCOME	40,731	64,862

INTEREST EXPENSE	(131,287)	(292,163)

Loss before provision for income taxes	(2,882,279)	(3,085,922)

PROVISION FOR INCOME TAXES	603	2,039

NET LOSS	$(2,881,676)	$(3,087,961)

DEEMED DIVIDEND ON EXERCISE OF WARRANTS	(789,021)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(3,670,697)	$(3,087,961)

LOSS PER SHARE:

Basic	$(.33)	$(.32)
Diluted	(.33)	(.32)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	10,969,594	9,625,505
Diluted	10,969,594	9,625,505

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(2,881,676)	$(3,087,961)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	848,612	724,085
Provision for doubtful accounts	47,406	18,371
Amortization of capitalized software costs	316,846	218,574
Stock based compensation	135,268	276,871
Increase (decrease) from changes in:
Receivables	193,767	(861,693)
Inventories	71,706	48,646
Prepaid expenses and other assets	50,588	154,978
Accounts payable	(25,723)	(398,795)
Accrued liabilities	(82,739)	43,596
Deferred service contract income	606,174	448,824
Deferred revenue on system sales	(41,342)	765,437
Net cash used in operating activities	(761,113)	(1,649,067)

INVESTING ACTIVITIES
Additions to property and equipment	(66,534)	(253,831)
Additions to capitalized software costs	(662,037)	(715,946)
Net cash used in investing activities	(728,571)	(969,777)

FINANCING ACTIVITIES
Borrowings on line of credit	1,026,477	500,000
Payments on notes payable	(1,070,823)	(223,141)
Payments on capital leases	(112,678)	(70,599)
Change in restricted cash	1,000,000	(1,000,000)
Net proceeds from sales of stock in private placement	—	4,033,883
Buyback of fractional shares related to merger	—	(234)
Exercise of stock options and warrants	1,717,880	36,200
Net cash provided by financing activities	2,560,856	3,276,109

Foreign currency translation adjustment	(34,103)	(22,473)

NET INCREASE IN CASH	1,037,069	634,792

CASH, beginning of period	1,014,632	1,329,753

CASH, end of period	$2,051,701	$1,964,545

See notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1-Presentation of Financial Statements

In the opinion of management of Aspyra, Inc. (the “Company” or “ASPYRA”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2007, the results of its operations for the three and nine-month periods ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006.  These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2-Liquidity

The Company’s working capital continues to deteriorate with a deficit of $2,983,886 at September 30, 2007 compared to a deficit of $2,256,352 at December 31, 2006.  At September 30, 2007, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $1,026,477 was outstanding. On February 27, 2007, the Company entered into a new banking relationship whereby the bank provided a revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2008.  The revolving line of credit is subject to certain covenants.  As of September 30, 2007, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  At September 30, 2007, the Company had $536,081 outstanding on its capital leases of which $150,237 is due in the next twelve months.  Management is considering additional financing to accelerate its business development plans which in turn may improve its working capital position.

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

Note 3-Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.  The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At September 30, 2007, the inventory allowance was $160,504.

Note 4-Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  In accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets, management reviews definite life intangible assets to determine if events or circumstances have occurred which may cause the carrying values of intangible assets to be impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable.  There was no impairment when the Company did its annual impairment testing on October 1, 2006 and no events have occurred since that time that would trigger a reevaluation.  At September 30, 2007, the net carrying value of goodwill and intangible assets were $7,268,434 and $3,933,107, respectively.

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

Earnings per share have been computed as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,461,784)	$(3,670,697)	$(710,063)	$(3,087,961)
Basic weighted average number of common shares outstanding	11,337,150	10,969,594	10,772,914	9,625,505
Dilutive effect of stock options	—	—	—	—
Diluted weighted average number of common shares outstanding	11,337,150	10,969,594	10,772,914	9,625,505
Basic loss per share	$(.13)	$(.33)	$(.07)	$(.32)
Diluted loss per share	$(.13)	$(.33)	$(.07)	$(.32)

For the three and nine months ended September 30, 2007, options to purchase 839,965 shares of common stock at per share prices ranging from $1.51 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2006, options to purchase 636,898 shares of common stock at per share prices ranging from $.72 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

Note 6-Debt Obligations

On February 27, 2007, the Company entered into a new banking relationship whereby the bank provided a revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2008.  The revolving line of credit is subject to certain covenants.  As of September 30, 2007, the Company was in compliance with the covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  The

Company used the initial advance on the revolving line of credit to pay in full a previous note from another bank that was secured by a $1,000,000 certificate of deposit as carried on the December 31, 2006 balance sheet under restricted cash.  The pay off released the certificate of deposit previously held by the former bank.  On September 30, 2007, the total amount due to the bank was $1,026,477.

The Company acquired a note in conjunction with the merger with Aspyra Diagnostic Solutions, Inc. (formerly StorCOMM, Inc.), with an interest rate of 7% with payments in the amount of $25,000 due monthly.  As of September 30, 2007, the total amount due on this note was $178,616.  The Company also acquired unsecured notes in conjunction with the merger with interest rates ranging from 7% to 8%.  These notes are due upon demand and the balance outstanding at September 30, 2007 was $174,078.

Note 7-Exercise of Warrants

On August 31, 2007, holders of outstanding warrants exercisable for an aggregate of 1,650,000 shares of the Common Stock of the Company exercised all of such warrants, resulting in the issuance of 1,650,000 shares of the Company’s Common Stock.  Net proceeds to the Company from the exercise of these warrants, after the payment of certain third party expenses, were approximately $1,700,000.  The warrants were exercised in connection with the offer by the Company to all such warrant holders of a one-time temporary reduction in the exercise price of the warrants from $3.00 per share to $1.10 per share of Common Stock which was below fair market value on the date of exercise.  The inducement was revalued under the black-scholes model which resulted in the Company recording a deemed dividend of approximately $789,000 as the fair market value of the Company’s Common Stock exceeded the exercise price on the date of conversion.

The warrants were originally issued in November 2005 and May 2006 in connection with two private placements of the Company’s securities, pursuant to the terms of a Common Stock and Warrant Purchase Agreement dated as of August 18, 2005 and a Common Stock and Warrant Purchase Agreement dated as of May 4, 2006.  All remaining warrants originally issued in these private placements were exercised as of August 31, 2007, and none remain outstanding.

The 1,650,000 shares of the Company’s Common Stock issued upon exercise of the warrants were registered by the Company pursuant to a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on September 22, 2006. The warrant holders are identified as the Selling Shareholders in the registration statement, together with the number of shares of Common Stock issuable upon the exercise of each warrant.

Note 8-Stock-Based Compensation

Equity Incentive and Stock Option Plans: At September 30, 2007, the Company has two stock-based compensation plans. Readers should refer to both Item 6, Note 1 and Note 8 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, for additional information related to these stock-based compensation plans. There were 310,000 options granted in the three and nine-month periods ending September 30, 2007.  There were 120,000 and 170,000 options granted in the three and nine-month periods ended September 30, 2006, respectively.  There was 4,000 options exercised in the nine-month period ending September 30, 2007 by one option holder and the Company received $2,880.  There were 43,750 options exercised in the nine-month period ending September 30, 2006.  The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $52,203 and $135,268 for the three and nine months ended September 30, 2007 and $69,456 and $276,871 for the three and nine months ended September 30, 2006.

Note 9-Commitments and Contingencies

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

Note 10-Income Taxes

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

Note 11-New Accounting Pronouncements

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

ASPYRA’s results of operation for the third fiscal quarter and nine months ended September 30, 2007 were marked by a decrease in sales and a decrease in operating loss that are more fully discussed in the following section “Results of Operations.”  The enactment of the Deficit Reduction Act (DRA) in 2006 continued to slow contract signings as the marketplace adjusted to changes in reimbursement of some imaging procedures.  Additionally, sales cycles for CIS and DIS products are generally lengthy and on average exceed six months from inception to closure.  Because of the complexity of the sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.  Furthermore, the Company has been primarily reliant on distributors and channel partners for the sales of its diagnostic systems and has been subject to inconsistencies in the performance of such third parties and the timely consummation of orders.  ASPYRA completed a unification of its sales force to focus more on a direct sales model for some of the diagnostic system products to supplement the distribution and channel network so that it will be less reliant on third parties for the sale of its diagnostic systems.  ASPYRA also has completed new versions of its laboratory and radiology information systems products, as well as its new AccessRAD Radiology Information System (“RIS”) / Picture Archive Communication Systems (“PACS”) which it has begun marketing.  At September 30, 2007, the Company had $736,458 in deferred revenue as well as a backlog of approximately $241,000 in backlog system sales which were received in the third quarter but will be processed and included in the fiscal quarter ended December 31, 2007.

The operating losses incurred by the Company during the fiscal quarter and nine months ended September 30, 2007 were attributable to the uneven sales performance previously discussed.  The Company completed the integration and restructuring of the merged businesses and incurred certain costs associated with such activities which were only partially offset by reductions in redundant personnel and other expenses during the quarter and nine months ended September 30, 2007.  For the three and nine months ended September 30, 2007, the Company reduced its net operating loss by approximately $37,300 and $206,000, respectively, over the same periods in 2006 as a result of synergies and cost reductions in its business as it completed integration and restructuring of the merged business.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenues:
System sales	35.8%	45.9%	31.6%	42.2%
Service revenues	64.2	54.1	68.4	57.8
Total revenues	100.0	100.0	100.0	100.0
Cost of products and services sold:
System sales	24.9	29.4	24.1	31.2
Service revenues	23.9	23.7	27.8	23.7
Total cost of products and services	48.8	53.1	51.9	54.9
Gross profit	51.2	46.9	48.1	45.1
Operating expenses:
Selling, general and administrative	53.5	50.7	62.4	60.3
Research and development	20.0	15.2	21.8	15.9
Total operating expenses	73.5	65.9	84.2	76.2
Operating loss	(22.3)	(19.0)	(36.1)	(31.1)

Loss before provision for income taxes	(23.3)	(21.6)	(37.2)	(33.5)
Provision for income taxes	—	—	—	—

Net loss	(23.3)	(21.6)	(37.2)	(33.5)
Deemed dividend	(27.2)	—	(10.2)	—
Net loss applicable to common shareholders	(50.5)	(21.6)	(47.4)	(33.5)

Revenues

Sales for the fiscal quarter ended September 30, 2007 decreased to $2,892,925, as compared to $3,282,041 for the comparable quarter ended September 30, 2006, an overall decrease of $389,116 or 11.9%.  For the nine-month period ended September 30, 2007, sales decreased to $7,745,550, as compared to $9,201,937 for the comparable nine-month period ended September 30, 2006, an overall decrease of $1,456,387 or 15.8%.  When analyzed by revenue category for the quarter and nine-month period, sales of CIS and DIS products decreased by $473,109, or 31.4% and $1,433,090 or 36.9%, respectively.  For the quarter, service revenues increased by $83,993 or 4.7%.  For the nine-month period service revenues decreased by $23,297 or 0.4%.  As described above under “Overview”, the decrease in sales of CIS and DIS products was primarily attributable to the enactment of the Deficit Reduction Act (DRA) in 2006 continuing to slow contract signings as the marketplace adjusted to changes in reimbursement for some imaging procedures.  Management believes that the importance of imaging technologies such as the Company’s PACS products is justified as an investment by end users to improve efficiencies.  Although the completion time of sales has slowed, the Company’s sales pipeline has increased.  The increase in service revenues is primarily attributable to a level of post-implementation services provided during the quarter but for the nine-month period, there was a reduced level of post-implemenation services when compared to the same period of 2006.  If and when the Company’s installed base of CIS and DIS installations increases, then service revenues would be expected to increase as well.

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

Costs of products and services sold

Cost of sales for the quarter ended September 30, 2007 decreased by $332,430 or 19.1% to $1,411,784, as compared to $1,744,214 for the same quarter of fiscal 2006.  Cost of sales for the nine-month period decreased by $1,034,222 or 20.5% to

$4,016,607 compared to $5,050,829 for the same period of fiscal 2006.  For the quarter and nine-month period, the decreases in cost of sales were primarily attributable to a decrease in labor costs of $60,059  or 7.9% and $203,686 or 8.7%, respectively; decreases in material costs of $148,940 or 39.0% and $561,465 or 52.1%, respectively; and decreases in other costs of $123,431 or 20.5% and $269,071 or 16.5%, respectively.  The decreases in labor costs and other costs were attributable to the reduction of personnel and overhead as a result of integration of our business since the merger in November 2005. The decrease in materials costs was due to the reduced number of CIS and DIS sales.  For the current quarter and nine-month period, cost of sales as a percentage of sales was approximately 49% and 52%, respectively, as compared to 53% and 55%, respectively, for the comparable periods of 2006.  The overall percentage decrease in cost of sales, as a percentage of sales, was attributable to the volume and mix of sales and the reduction of staff and other overhead during the quarter and nine-month period.  The Company could potentially experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $117,466 or 7.1% for the current fiscal quarter ended September 30, 2007 as compared to the same quarter in fiscal 2006.  For the nine-month period, selling, general and administrative expenses decreased by $716,649 or 12.9% as compared to the same period in fiscal 2006.  For the quarter and nine-month period, the decreases in selling, general and administrative expenses were primarily attributable to the reduction of expenses as a result of the integration of the business as discussed above.  For the quarter, the reduction of expenses was primarily attributable to decreases of approximately $105,000 related to salaries,  $28,000 in tradeshow expenses, $39,000 in travel and lodging expenses, which were partially offset by an increase of $24,000 in general insurance expenses, and $31,000 related to expenses to outside consultants compared to the same quarter in fiscal 2006.  For the nine-month period, the reduction of expenses was primarily attributable to decreases of approximately $395,000 related to salaries,  $103,000 in tradeshow expenses, $69,000 in SFAS 123(R) expenses, $72,000 related to user symposium expenses, $127,000 in travel and lodging expenses, which were partially offset by an increase of $48,000 in legal and accounting expenses compared to the same period in fiscal 2006. Management continues to evaluate cost reductions in some of its selling, general and administrative expenses while it also continues to plan further investment in its marketing programs during the balance of its 2007 fiscal year.

Research and development expenses

Research and development expenses increased by $81,304, or 16.3% for the current fiscal quarter ended September 30, 2007 as compared to the same quarter in fiscal 2006.  For the nine-month period, research and development expense increased $227,586 or 15.6%, as compared to the same period in fiscal 2006.  For the quarter and nine-month period, the increase is primarily attributable to increases in salaries and expenses of new personnel in product development.  For the comparable third quarters of 2007 and 2006, the Company capitalized software costs of $207,096 and $216,360, respectively, which are generally amortized over the estimated useful life, not to exceed five years.  For the comparable nine-month periods of 2007 and 2006, the Company capitalized software costs of $662,037 and $715,946, respectively, which are generally amortized over the estimated useful life, not to exceed five years.  Such costs were attributable to the development of AccessRAD, the new RIS/PACS platform that integrates the Company’s radiology information system CyberRAD with its AccessNET PACS system, and enhancements and new modules for the Company’s CIS and DIS products.  The Company plans to continue significant product development activities at current expense levels throughout the 2007 fiscal year.

Interest Expense

Interest expense for the current quarter and nine-month period ended September 30, 2007 decreased by $87,536 or 69.5% and $160,876 or 55.1%, respectively, as compared to the same periods of fiscal 2006.  The decrease is primarily due to the nonrecurring penalty imposed as a result of a delay in the registration of the securities underlying the private equity placements, which was paid by the Company in October 2006.

Net income (loss)

As a result of the factors discussed above, the Company incurred a net loss applicable to common shareholders of $1,461,784 or basic and diluted loss per share of $.13 in the third fiscal quarter of 2007 as compared to a net loss applicable to common shareholders of $710,063 or basic and diluted loss per share of $.07 for the third quarter of 2006.  For the nine-month period ended September 30, 2007, the Company incurred a net loss applicable to common shareholders of $3,670,697 or basic and diluted loss per share of $.33 as compared to a net loss applicable to common shareholders of $3,087,961 or basic and diluted loss per share of $.32 for the same period of 2006.

Liquidity and Capital Resources

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for the Company’s internal use.  The Company invested $662,037 and $715,946 respectively during the nine months ended September 30, 2007 and 2006 in software development.  These expenditures related to investment in the Company’s new RIS/PACS integrated system, AccessRAD, enhancements to AccessNET, the new browser version of the Company’s LIS product, CyberLAB, and other product enhancements.  The Company anticipates expending additional sums during the remainder of fiscal 2007 on product enhancements to all its products and the further development of AccessRAD and CyberLAB.  During the nine months ended September 30, 2007 and 2006, the Company invested an aggregate of $66,534 and $253,831, respectively, in fixed assets primarily consisting of computers, network infrastructure, telephone and data communications systems, and software.

The Company’s working capital continues to deteriorate with a deficit of $2,983,886 at September 30, 2007 compared to a deficit of $2,256,352 at December 31, 2006.  On February 27, 2007, the Company entered into a new banking relationship whereby the bank provided a revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2008.  At September 30, 2007, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $1,026,477 was outstanding. The revolving line of credit is subject to certain covenants.  As of September 30, 2007, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  At September 30, 2007, the Company had $536,081 outstanding on its capital leases of which $150,237 is due in the next twelve months.  Management is considering additional financing to accelerate its business development plans which in turn may improve its working capital position.

Cash used in operating activities was $761,113 for the nine months ended September 30, 2007 compared to cash used of $1,649,067 for the comparable period of fiscal 2006.  The decrease in cash used for operating activities was primarily attributable to the net change in accrued receivables, payables and deferred revenues compared to the same period of fiscal 2006.

Net cash used in investing activities totaled $728,571 for the nine months ended September 30, 2007, compared to $969,777 used in investing activities during the comparable period of fiscal 2006.  The decrease in cash used in investing activities was primatily due to the reduction in investment in fixed assets.

Cash flows from financing activities amounted to $2,560,856 during the nine months ended September 30, 2007 compared to $3,276,109 provided during the comparable period of fiscal 2006.  The decrease was primarily attributable to the Company completing a private placement transaction in the comparable period of fiscal 2006, partially offset by the exercise of warrants in 2007, and the change in restricted cash.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of ASPYRA’s financial condition and results of operations are based upon the condensed consolidated financial statements contained in this Quarterly Report on Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with some of its customers.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes a determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At September 30, 2007, the inventory reserve was approximately $160,500.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at September 30, 2007 was $1,092,980, net of an allowance for doubtful accounts of approximately $130,000.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately and specifically defined in a quotation or contract.  Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  Revenues are presented net of discounts.  At September 30, 2007 deferred revenue was $736,458.

Post Implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At September 30, 2007, deferred service contract income was $2,115,216.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the nine months ended September 30, 2007 and 2006, the Company capitalized $662,037 and $715,946, respectively.  At September 30, 2007, the balance of capitalized software costs was $2,832,498, net of accumulated amortization of $954,839.

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

Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  The Company has evaluated the net deferred tax asset taking into consideration operating results and determined that a full valuation allowance should be maintained.

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

We have experienced operating losses and cash outflows.  For the three and nine months ended September 30, 2007, our net loss applicable to common shareholders was $1,461,784 and $3,670,697.  At September 30, 2007, our cash totaled $2,051,701 and our working capital deficit was $2,983,886.  We cannot be certain that ASPYRA will become profitable and sustain profitability.  If ASPYRA does not become profitable and sustain profitability, the market price of our common stock will decline.  In addition, if the Company’s liquidity and cash position do not improve prior to December 31, 2007, there is a possibility that the Company’s independent registered public accountants may issue a going concern opinion, raising substantial doubts as to the Company’s ability to continue as a going concern.  The Company’s primary source of working capital has been generated from the private placements and borrowings.  The Company’s results of operations for the nine months ended September 30, 2007 produced negative operating cash flow of approximately $761,113.  Any decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts could have a negative effect on cash flow from operations and could in turn increase our liquidity problem.  If sales are not as expected, the Company will consider certain cost cutting measures.  We may require additional cash resources to sustain our business.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders.  The incurrence of additional indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

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

Our future success and growth depend on the continued services of our key management and employees.  The loss of the services of any of these individuals could materially affect our business. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them.  There are a limited number of people with knowledge of, and experience in, our industry.  We do not have employment agreements with most of our key employees.  However, we generally enter into agreements with our employees regarding patents, confidentiality and related matters.  We do not maintain life insurance polices on our employees.  Our loss of key personnel, especially without advance notice, or our inability to hire or retain qualified personnel, could have a material adverse effect on sales and our ability to maintain our technological edge.  We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

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

Federal and state legislative proposals are periodically introduced or proposed that would affect major changes in the healthcare system, nationally, at the state level or both. The enactment of the Deficit Reduction Act in 2006 made changes to reimbursement policies for some imaging procedures which negatively affected some of our customers and potential customers and slowed our ability to secure new customer contracts.  Such regulation could further hurt sales and financial results in the future. Future legislation, regulation or payment policies of Medicare,

Medicaid, private health insurance plans, health maintenance organizations and other third-party payers could adversely affect the demand for our current or future products and our ability to sell our products on a profitable basis. Moreover, healthcare legislation is an area of extensive and dynamic change, and we cannot predict future legislative changes in the healthcare field or their impact on our industry or our business.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. We are evaluating our internal controls system in order to allow management to report on the internal controls over financial reporting as of December 31, 2007.  Our independent registered public accounting firm will attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 beginning in our fiscal year 2008.

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

For the three and nine months ended September 30, 2007 and 2006, ADSI received approximately 50% and 80%, respectively, of its revenues through third party distribution arrangements. We expect that we will continue to generate a significant portion of our revenues through a limited number of distribution arrangements for the foreseeable future. A significant portion of the Company’s outstanding accounts receivable is with such third party distributors, which will result in a concentration of our credit risk. If any of these third party distributors decides not to market or distribute our products or decides to terminate or not renew its agreement with us, we may be unable to replace the affected agreements with acceptable alternatives, which could materially harm our business, operating results and financial condition.

Risks Related to Our Common Stock

Future sales of our common stock could adversely affect our stock price.

Future sales of substantial amounts of shares of our common stock in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline.  We have issued a large number of additional shares of our common stock in private placements for capital-raising purposes in the past two years and may do so again in the future.  In August 2007 we also made a one-time offer to reduce the exercise price of outstanding warrants exercisable for 1,650,000 shares of our common stock resulting in all such shares being issued and further dilution for our stockholders. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem appropriate.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Form 10-QSB.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASPYRA, INC.
(Registrant)

Date: November 14, 2007	/S/ Steven M. Besbeck
Steven M. Besbeck, President and
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	/S/ Anahita Villafane
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