Form 10KSB
period 2007-12-31
ASPYRA INC
filed 2008-03-31
CIK 712815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007.

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

Yes ☐  No ☒

Issuer’s revenues for its most recent fiscal year ended December 31, 2007 were $ 10,272,247

As of March 28, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company was approximately $3,505,829

As of March 28, 2008, the Company had 12,437,150 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, which will be filed within 120 days of the end of the Company’s fiscal year, are hereby incorporated by reference into Items 9, 10, 11, 12 and 14 of Part III of this report.

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

PART I

Item 1. Description of Business.

Business Description

Aspyra, Inc. formerly known as Creative Computer Applications, Inc. (ASPYRA or the Company) is a healthcare information technology and service provider that specializes in Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) for healthcare providers. As a result of its merger with StorCOMM, Inc. a private company, on November 22, 2005, ASPYRA broadened its portfolio of products to include the Picture Archive Communication Systems (PACS) products that were developed and sold by StorCOMM. In connection with the merger, the Company changed its name to Aspyra, Inc. and StorCOMM’s name was changed to Aspyra Diagnostic Solutions, Inc. (ADSI).

ASPYRA’s software and services for hospitals and clinic-based laboratories, orthopedic centers, and hospital imaging departments are highly scalable and can be used by a broad variety of healthcare providers. Clinical information is data that is gathered concerning each individual patient’s health condition, diagnosis, and treatment that are used by doctors, nurses and other healthcare providers. Such data may include laboratory test results, transcribed reports of radiological or imaging procedures, digital diagnostic images, and other clinical and diagnostic data. ASPYRA’s products are deployed to provide automation of clinical information and digital diagnostic images that facilitate the operation of clinical departments and allows the rapid recording and processing of information that can be communicated, documented, and delivered to healthcare providers.

Currently, ASPYRA markets a product line that includes a Laboratory Information System (LIS) under the trade name CyberLAB®, a general purpose PACS system under the trade name AccessNET™, a Radiology Information System (“RIS”) under the trade name CyberRAD®, a RIS/PACS integrated system under the trade name AccessRAD™, a specialty PACS system under the trade name AccessMED™, an Anatomic Pathology System under the trade name of CyberPATH®, a WebGateway™ portal for physician access to its CIS applications, and other related clinical and diagnostic application modules. In February 2008 we notified our customer base that we will discontinue support in February 2009 of our Pharmacy Information System previously marketed under the trade name CyberMED®.

ASPYRA’s corporate offices are located at 26115-A Mureau Road, Calabasas, California 91302. The Company’s telephone number is (818) 880-6700 and its website address is www.aspyra.com. The Company’s business consists of three operational areas:  (1) Clinical Information System and Diagnostic Information System products, (2) service of its customer’s installations, and (3) implementation services.  The Company generates revenues from the licensing of application software, the sale of hardware, and the provision of implementation and long-term post implementation services. The Company sells its CIS and DIS systems directly through its own sales force in North America, through channel partners and distributor programs with other companies, and has reseller agreements in certain international markets.

History and Business Development

Since its inception as a California corporation in 1978, ASPYRA has been primarily engaged in the development, marketing, installation, and service of Clinical Information Systems that automate the collection and management of patient clinical data for healthcare providers.

The percentage of the Company’s net sales attributable to the sale, license, and implementation of Clinical and Diagnostic Information Systems, accounted for approximately 32% of total revenues in the fiscal year ended December 31, 2007. ASPYRA expects that its service revenues, which accounted for approximately 68% of total revenues in the current fiscal year, will continue to grow as additional new installations are added to the Company’s installed base. As of December 31, 2007, the Company supported approximately 425 active cutomers using our products in over 600 sites.

By automating the collection and organization of patient clinical data and related diagnostic images, the Company’s Clinical and Diagnostic Information Systems reduce operating costs, assist in meeting compliance requirements, address patient care and safety issues, improve the turnaround time of patients’ diagnosis and treatment, and increase the efficiency of healthcare providers overall. The healthcare industry continues to operate under increasing pressure from government regulatory agencies and third party payers of medical expense, as well as from increased competition in the healthcare industry, to control costs. The Company’s products and services are designed to improve the efficacy and cost-effectiveness with which healthcare providers manage critical information.

As part of its business strategy, the Company has pursued the development of enhancements and new modules to its existing products, as well as the development of entirely new products and services. The Company has developed a web-based clinician portal marketed as the ASPYRA WebGateway, which provides online access to the Company’s CyberLAB and CyberRAD products so that physicians, nurses and other caregivers can easily utilize them from virtually anywhere in the world, and the Company is continuing to build upon this technology platform in order to deploy other functionality. ASPYRA’s WebGateway provides access to CyberLAB for order placement, patient inquiry, and results, and is compliant with security and privacy issues pertaining to the Health Insurance Portability and Accountability Act (HIPAA). WebGateway also provides access to CyberRAD for orders, scheduling, exam inquiry, electronic signature, regulatory compliance, and other functions. ASPYRA’s AccessNET family of products is designed to be highly scalable and deployable in small standalone operations up to large enterprise hospitals. Certain application modules can also be deployed in facilities that currently have PACS installations to provide enhanced capabilities for teleradiology using ASPYRA’s thin-client technology.

One of the principal reasons for the Company’s merger with StorCOMM was to merge clinical systems product technology with a business offering PACS, to better address the changes that were occurring in the healthcare market place.

Integration of the two companies following the merger continued through 2006 and was completed in 2007 and resulted in short-term increases in certain expenses but also allowed for the elimination of redundant personnel and other expenses to attain more efficient business synergies.  While some of these expenses were non-recurring, others including the addition of key personnel in product management, regulatory affairs, and product development, were important additions to management in order to assure the success of the Company’s integration strategy.

Our first integrated product, AccessRAD, which combines our RIS system and PACS system technologies, is substantially complete and is now being marketed. AccessRAD addresses a growing demand for integrating the clinical work flow and diagnostic activities in acute care hospitals, clinics, and imaging centers. With the completion of the integration, the Company has eliminated remaining redundant personnel to reduce our ongoing cost structure and fully realize the synergies of the merger.

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

Our business model is to establish long term relationships with our end-user customers that are essential for their operational requirements. Our products are mission critical clinical and diagnostic applications that our customers rely upon to help them manage patient safety, diagnosis, and treatment. Our goal is to generate recurring revenues from the provision of long term services, upgrades, software add-ons and other revenue generating opportunities.  Considering the capital budget constraints that are imposed on healthcare providers who use our products, they plan to use them typically for 5 to 10 years.  In order to service them we must keep them current for competitive, clinical and diagnostic reasons, and regulatory compliance.  Enhancements to our products in the form of software upgrades are an integral part of this business model and are included as a contract obligation in our warranty and extended service agreements.  In order to generate such revenue opportunities our investment in software enhancements is significant and is a key component of our ongoing support obligations.

We plan to increase market penetration through the expansion of our direct sales activities domestically as well as selectively seeking new channel partners for some of our products in sectors that are underserved by us, such as orthopedics. We also plan to increase cross selling into our respective installed base of customers.

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

We plan on licensing or acquiring software applications that enhance our clinical and diagnostic products and resell them to our end users, which will provide additional capabilities such as multidimensional image visualization in PACS and robotics in the laboratory. At present, ASPYRA’s systems contain a large set of the clinical data and diagnostic images that make up the EMR. Accordingly we plan on evolving our product offerings into an EMR (Electronic Medical Record) solution by acquiring, developing, or licensing the missing components.

Clinical Information Systems

The Company’s Clinical Information Systems are designed to provide cost effective, robust application features to manage comprehensive clinical activities throughout most sectors of the health care provider marketplace. The Company’s systems are highly user definable and scalable, enabling a wide range of users and different types of healthcare providers to employ them.

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

For clinical laboratories, the Company has integrated its software applications and data acquisition technology into Laboratory Information Systems (“LIS”), which are sold under the trade name CyberLAB. Extensive applications for a wide variety of laboratory testing, compliance, and quality control procedures, including hematology, immunology, chemistry, microbiology, drug testing, toxicology, urinalysis, and cytology testing, are available with the Company’s systems. Validation and reimbursement, medical error reduction, multi-site reporting and management, database management, bedside specimen collections, point of care testing, auto-verification of results, decision support tools, regulatory adherence tools, remote communications and flexible user defined reporting capabilities are also included. Additional modules are also available for complete microbiology testing and CyberPATH, ASPYRA’s anatomic pathology system, can be fully integrated with CyberLAB. The Company’s LIS are highly flexible and scalable and are used by laboratories of varying size and complexity.

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

PACS coordinates all aspects of digital imaging in hospitals, clinics, and imaging centers. This includes capturing images from Digital Imaging and Communications in Medicine (DICOM) and non-DICOM compliant imaging modalities and video sources, storing this clinical information in a secure environment, and distributing and displaying both clinical images and corresponding diagnostic information throughout hospitals, clinics, and imaging centers. ASPYRA’S PACS can integrate with existing hospital systems to share information as necessary. For example, if a facility has a hospital information system that manages exam appointments, this system can integrate with ASPYRA’S PACS to share information about the scheduled exams. Typically, integration is accomplished using communications standards such as DICOM and Health Level Seven  (HL7).

ASPYRA released version 6.3 of its AccessNET PACS software in January 2008. The enhancements for PACS users in version 6.3 include enhanced tools for radiologists reading from local and remote reading locations, improved handling of outside studies, support of encounter based HL7 messaging and IHE cross-enterprise sharing of documents and images (XDS, XDS-I), as well as internal processes for improved IT support and PACS administration tools.

IHE (Integrating the Healthcare Enterprise) is an initiative by healthcare professionals and industry to improve the way computer systems in healthcare share information. IHE promotes the coordinated use of established standards such as DICOM and HL7 to address specific clinical need in support of optimal patient care. According to IHE, systems developed in accordance with IHE communicate with one another better, are easier to implement, and enable care providers to use information more effectively.  Aspyra continues to participate with IHE, adding functionality to the AccessNET product that follows the requirements set forth by IHE.

In December 2007,  ASPYRA (a Microsoft Gold Certified Partner), announced  AccessNET v 6.2.1.61 had been tested and meets the criteria for the Microsoft “Platform Test for ISV Solutions” program: Windows Server and Windows Client. The Company was required to provide a defined number of customer references in order to meet the Customer Reference Requirement for the ISV / Software Solution Competency. Testing was conducted independently by VeriTest, a testing service of Lionbridge Technologies.

During the fiscal year ended December 31, 2007, development continued to provide integration between CyberRAD and AccessNET,  for the integrated RIS/PACS product that is sold under the trade name AccessRAD. Specifically developed to enhance workflow and provide instant availability to clinical information, AccessRAD is designed to meet the needs of acute-care hospitals, enterprise-wide delivery networks, and large imaging enterprises. Furthering increasing efficiency, the AccessRAD multisite module enables organizations to manage the workflow and reporting needs at multiple facilities with a single solution. AccessRAD provides radiologists with a central command center to manage RIS and PACS functions. All the tools for reading images, dictating, accessing images and reports, as well as electronically signing reports, are available on the AccessRAD desktop. AccessRAD also helps organizations enhance patient safety by reducing the errors that result from redundant data entry, and the solution improves care delivery by providing clinicians with real-time information.

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

Specialized modules within AccessMED offer enhanced image viewing options. The OrthoView™ module (a product of Meridian Technique, Ltd.) is integrated within AccessMED and includes templates from virtually every major prosthetics manufacturer to provide clinicians with digital surgical planning capabilities. In addition, the AccessMED ImageSTITCH module provides the tools needed to combine multiple images into a single image for review, which is especially valuable for long bone and spinal images.

Integration

The Company has designed its products to incorporate open systems architecture and to conform to computer industry standards, which enable them to be more easily integrated with other vendors’ products. Healthcare industry standards, including HL7 and American Society for Testing and Materials (ASTM), and DICOM standards are employed throughout the Company’s software products and interfaces. Aspyra is an active vendor participant with IHE (Integrating the Healthcare Enterprise). IHE is an initiative by healthcare professionals and industry to improve the way computer systems in healthcare share information. IHE promotes the coordinated use of established standards such as DICOM and HL7 to address specific clinical needs in support of optimal patient care. Systems developed in accordance with IHE communicate with one another better, are easier to implement, and enable care providers to use information more effectively.

The Company’s Clinical and Diagnostic Information Systems support extensive communication capabilities to various healthcare information systems including Hospital Information Systems, nursing and practice management systems, EMR Systems, for which the Company has developed over five hundred system-to-system communication interfaces. The Company’s Clinical Information Systems are employed in many settings that consist of multiple sites where testing or medical procedures are seamlessly integrated. In addition, different types of enterprises, such as hospital and affiliated outreach clinics, can use the Company’s systems to integrate their activities thus enabling the execution of their business strategies. The communication interfaces often support bi-directional data communications, whereby demographic and order requests are transmitted to the Clinical Information Systems and, in turn, billing information and results are transmitted to the host system. The Company’s Clinical Information Systems support their own order communications and test subsystems that have been employed in other accounts that have relied on the Clinical Information System’s communications capabilities. Management believes that communications to other systems allowing connectivity between its CIS applications and patient care, electronic medical record systems, and other administrative information systems, are very important functional requirements in the marketability of its products. The Company has focused considerable attention on the communication, networking, and connectivity capabilities of its products, and plans to further develop these capabilities as opportunities present themselves.

The Company has developed standard seamless integration and network connectivity for all its products through user selected network topologies, network protocols, and network operating systems. Although each application has been configured to operate as a stand-alone product, all can be operated as an integrated package, residing on a shared platform or network, thereby eliminating the need for multiple interfaces, duplicate information handling, and their associated costs. ASPYRA continues the development of enhancements to its software integration and communications module that integrates all of its own clinical applications and provides a single communications gateway to or from other vendors’ systems.

Services

The Company provides comprehensive services to its installed base of system customers through its own service organization, and provides extensive training and implementation of its systems to its customers. The Company offers software support services, through a 24-hour “hotline,” and hardware repair under extended service contracts. In most instances, the Company relies on third parties to service the hardware components that it sells but may assume responsibility for first call support. The Company services its own data acquisition products and related software, used as part of its CIS product offerings, under service contracts offered to end users. The Company’s long-term inventory requirements for its service and repair business have historically been significant because it must retain a loaner pool of components used to service its customer base. However, in recent years, the Company has de-emphasized providing hardware in connection with the sale of its CIS products and currently only provides the servers and a few specialty components for which it relies on the manufacturer to service. In many instances ASPYRA’s products include the hardware components that comprise a PACS system and in such cases the Company includes a direct multi-year manufacturers warranty and service with such hardware components.

The Company’s service revenues for fiscal year ended December 31, 2007 was consistent with the service revenues in the fiscal year ended December 31, 2006. The majority of the Company’s customers are under service contracts. The Company believes that the ability to offer comprehensive services to its customers is a very important facet of its business and solidifies a long-term relationship with its customer accounts. The recurring revenue stream associated with this activity is a significant part of the Company’s business. The ability to offer long-term service often leads to add-on sales opportunities for peripheral components, data acquisition products, and upgrades to newer computers and software applications. In addition, the quality of service is an important aspect of the end users buying decision when making a system selection; therefore the Company is constantly fine-tuning the services it provides and its service organization as part of its marketing strategy.

The Company has deployed technology to automate a company-wide helpdesk system in order to more effectively service its customers and employs a “virtual company” concept by linking outside personnel via the Internet directly into its own internal network. This permits ASPYRA employees who are engaged in technical and service related activities to telecommute through this venue. The Company employs a customer relationship management system (CRM), integrated with its current general accounting system.

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

Significant Contracts and Programs

As part of its overall marketing strategy, the Company is also pursuing strategic relationships with organizations that operate multiple entity enterprises where the Company may have the opportunity to offer its array of products and services to the group.  The Company has also entered into business agreements to resell products for other companies that provide complimentary offerings to their existing product line including relationships with Konica Minolta USA and Imaging Dynamics Corporation.

During the fiscal year ended December 31, 2007, there were no customers, contracts or programs that generated over 10% of the Company’s net sales other than through a distribution arrangement with Merry X-Ray that generated approximately $336,000 in aggregate sales or 10% of system revenues.

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

The Company’s development plans are focused on evolving its clinical and diagnostic application products to a common user interface based on industry standard thin-client technology.  Utilization of this common user interface architecture allows for easier deployment in a traditional enterprise environment as well as projecting the applications natively over the Internet.  Management believes that the total cost of ownership inherent in thin client architecture is very attractive to both current and future users.  As the product suite continues to migrate to a common look and feel, ASPYRA is also migrating its products to an independent operating platform and relational database technology. This architectural approach allows the product suite to take advantage of all current and any potential future relational database technologies. Management’s goal is to drive the product suite to a total open systems environment, therefore allowing ASPYRA to take advantage of new technologies as they appear. In addition, ASPYRA has planned product development projects over the next three years that include additional enhancements to all of its products.

Research and development expenditures, net of capitalized software, amounted to approximately $2,354,000 in fiscal year ended December 31, 2007, and $1,981,000 in fiscal year ended December 31, 2006 or approximately 22.9% and 15.6% of net sales, respectively.  Such expenditures were attributable to systems development, including the development of new Laboratory, Radiology, and Pharmacy Information Systems applications, and enhancements to those products. The Company’s Clinical Information Systems are programmed using an OBJECT COBOL language that provides a standard code structure for the business logic while the graphical presentation is written in JAVA and HTML.  By employing run-time modules for UNIX and Windows, the Company has been able to port to a variety of hardware platforms with ease.   The Company’s Diagnostic Information Systems are built upon the Microsoft.net platform and are programmed using C# and C++. The Company currently supports its software applications on Intel based Hewlett Packard servers, Dell servers and IBM RISC 6000 servers, the most popular computer providers in healthcare.  This capability has allowed the Company to become “platform independent” in vending its software products where some customers may be predisposed to certain hardware brands.  The Company also takes advantage of using off the shelf software such as Microsoft Word for transcription and document production and delivery.  All of the Company’s products are open database compliant (ODBC), and the data structures support the use of standard query language (SQL) report generators that allows a wide range of reporting capabilities.

Sales and Marketing

ASPYRA sells its CIS and DIS systems directly through its own sales force in North America, through channel partners and distributor programs with other companies, and has reseller agreements in certain international markets. It also sells directly in the United Kingdom through its office located in East Grinstead, West Sussex. As of the date of  this report, the Company’s domestic direct field sales force is organized into 5 sales regions which are supported by two clinical software consultants, and managed by a vice president of sales.

In addition to direct marketing, the Company promotes its products by attending national industry trade meetings, through media advertising, publishing articles in industry publications, telemarketing campaigns, and through its website. The Company has also formed joint marketing arrangements with other companies that have compatible products and services. The Company publishes newsletters and articles, to expand communications with existing and potential customers, and creates additional customer case studies that spotlight specific business or clinical issues solved with the ASPYRA installed product(s).

The Company has established and supports a periodic user symposium in order to encourage users of its Clinical and Diagnostic Information Systems to participate in helping the Company to better serve its customers. The focus of the symposium is to encourage open group communications with the Company about a range of subjects, including service and support and new product enhancements. Since the Company has experienced success in vending multiple products to its customers, the national symposium proves to be a good forum to discuss general topics, such as the Company’s strategy and product direction, and provides an opportunity to focus on specific application issues in breakout sessions, special interest groups (SIGs) and roundtable discussions. The Company also schedules advanced training courses as part of the symposium agenda that have had considerable attendance by its customers.

Competition

The Company has several significant competitors including McKesson, GE Medical Systems, Siemens, Cerner, Merge Healthcare, Amicas, Misys, Philips, and others, in the Clinical and Diagnostic Information Systems business, many of which are much larger companies that may offer a wider array of products and services in addition to competitive clinical applications. These competitors have significantly greater resources than we have, including greater name recognition, larger sales operations, greater ability to finance research and development and proceedings for regulatory approval, and more developed regulatory compliance and quality control systems. Management believes, however, that few competing CIS and DIS products offer the Company’s hybrid multisite capabilities, variety of data interfaces, add-on capability, and flexibility that allows the systems to be user definable, so that they can be employed in different types of settings. The multisite and multi-disciplinary or hybrid nature of the Company’s products and the responsiveness of its customer service and support are also strong selling points.

The principal competitive factors in the Company’s business are technological competence, diversity of product line, price and performance characteristics, product quality, capability and reliability, marketing and distribution networks, service and support, ability to attract and retain trained technical employees and business reputation. The Company believes that it has competitive advantages in many of these areas. ASPYRA has also positioned itself to focus on large multi-specialty clinics, imaging centers, and community based and rural hospitals. Such entities typically have diverse outpatient populations and operate in a number of locations that require special features designed in the Company’s products that assist them in maximizing their operating potential.

Manufacturing and Suppliers

The Company has utilized computers manufactured by several suppliers for its Clinical and Diagnostic Information Systems in the past, and primarily uses computers manufactured by Hewlett Packard, Dell, and IBM. Management believes that other computers, which can be used in the Company’s systems, are readily available from several suppliers. As part of a strategy to limit the amount of hardware that the Company carries, it employs a “just in time” inventory program whereby it purchases inventory when it has received an order from a customer rather than stocking inventory on a routine basis. The Company still maintains an inventory supply of certain items including spare parts and components for both its CIS product line and for its data acquisition product line. In addition, the Company maintains a long-term inventory pool of components and parts to service customer’s hardware pursuant to its long term extended service agreements.

ASPYRA’s DIS systems are frequently integrated with a variety of third party specialized hardware and software components, which are readily available from a variety of manufacturers and distributors. To integrate the majority of our system configurations the hardware is shipped to our location in Jacksonville, Florida where it is configured with third party software and then installed with the software manufactured by ASPYRA. Any other ancillary components that do not require additional application software will be shipped direct to an installation. When the DIS system has received all of the required software components, it is then shipped to the customer’s site where it is installed, integrated and tested at the customer site.

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

•                  Barco / Voxar®. Post processing options provide additional methods to review patient information and make a diagnosis. MedVIEW® 5.0 integrates with Voxar’s 3D Plug n’ View to provide image post-processing options.

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

Copyrights, Patents and Trade Secrets

The Company holds patents protecting some of its proprietary technology, which it has either filed directly or received through assignment. The Company has copyrighted the designs of its proprietary components and application software. Patent or copyright protection may not be available for many of the Company’s products. A significant portion of the Company’s proprietary technology is in the form of software. The Company has relied primarily on copyright and trade secret protection of its software. Management believes that its business is more dependent upon marketing, service, and knowledge than on patent or copyright protection. The Company has registered trademarks for CyberLAB CyberMED, CyberRAD, CyberPATH, CyberPRINT, CyberTERM, CyberLINK, CyberMATE, WebGateway,  ImageWEB, ImageSTITCH and MedVIEW, and has applied to register its trademarks on its other trade and company names. The Company has retained special intellectual property counsel to advise management on the appropriate course to follow with respect to these issues and has continued to pursue measures to protect its intellectual property.

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

The Federal Drug Administration (FDA) requires most Class I and Class II medical devices, which include the Company’s Clinical Information System and Picture Archive Communications System products, to comply with the FDA’s Quality System Regulation (QSR).  Additionally, the FDA requires all medical devices utilizing software to meet the design control requirements of the QSR.  The Company completed an updated quality policy and a modification of its internal policies to comply with this directive.  Management believes that the QSR procedures have an impact on its business to the extent that there are lengthened development cycles of new software and additional costs are incurred.  However, all of its competitors are faced with the same requirements. The Company’s Quality System will, however, allow for a higher level of customer satisfaction, as the internal processes and software must go through more rigorous audits and testing.

In general, the Company and its products are subject to direct governmental regulations applicable to manufacturers, including those regulations promulgated under the Occupational Safety and Health Act, and by the Environmental Protection Agency. The Company’s customers, however, are subject to significant regulation by the FDA, the Centers for Medicare and Medicaid Services, the Department of Health and Human Services , the Centers for Disease Control, and by state and local governmental authorities. Such regulations require the Company to comply with certain requirements in order to sell its systems, and are a major focus of its development efforts in order to maintain the regulatory compliance of its products. In addition, the HIPAA requirements  indirectly and directly are applicable to the Company and have been a focus of its new product development efforts during the last two fiscal years.

Backlog

The Company’s backlog at December 31, 2007 was approximately $432,000 for software, hardware and interface products, and approximately $1,725,000 for deferred services, compared to approximately $778,000 for software, hardware and interface products, and $1,509,000 for deferred services, at December 31, 2006. The Company also has annually renewable extended service agreements under contracts aggregating in excess of $6,000,000.

Employees

At March 28, 2008, the Company had 67 full time and 3 part time employees of whom 18 are involved in product development, 13 in sales and marketing, 34 in technical services, training, and support, and 5 in administration. The Company is not subject to any collective bargaining agreements and considers its employee relations to be good.

Item 2. Description of Property.

ASPYRA’s headquarters are located in a leased facility in Calabasas, California. The facility was constructed in 1991 and comprises approximately 16,800 square feet with an effective base rental of approximately $29,444 per month, plus common area maintenance costs and property taxes. The facility is leased under an extension of the original lease that has a five year term that ends in October 2012 and is subject to cost of living adjustments in each year. All other provisions of the original lease substantially remained the same.

The Calabasas facility is used as general offices and operations headquarters that includes warehousing, service and support, training, development, and assembly. The Company considers the facility to be adequate for its intended purposes. The Company carries adequate general liability insurance, as required by the respective leases, to cover any risks concerning the facility.

ASPYRA also operates out of a leased facility in Jacksonville, Florida. The facility in Jacksonville was constructed in 1991 and comprises approximately 8,422 square feet with an effective base rental of approximately $11,010 per month, plus common area maintenance costs and property taxes. The Jacksonville location is leased under an extension of the original lease which has a five year term that ends in January 2012 and is subject to cost of living adjustments in each year.

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

From time to time we may be involved in litigation relating to claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. We may also be subject to claims arising out of our operations in the normal course of business. As of the date of this Form 10-KSB, we are not a party to any such other litigation that would have a material adverse effect on us or our business.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2007.

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

	High	Low
Fiscal 2006 ending December 31,
First Quarter	$2.75	$2.05
Second Quarter	2.55	1.35
Third Quarter	2.45	1.62
Fourth Quarter	2.25	1.50

Fiscal 2007 ending December 31,
First Quarter	2.45	1.60
Second Quarter	2.45	1.64
Third Quarter	2.35	1.60
Fourth Quarter	2.61	1.50

(b)  Holders.

The number of shareholders of record of Common Shares of the Company as of March 28, 2008 was approximately 338. The Company also has approximately 1100 beneficial holders of record whose shares are held in street name as of March 28, 2008.

(c)  Dividends.

Holders of Common Shares are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company has never paid a cash dividend on its Common Shares and the Board of Directors currently intends to retain any earnings for use in the Company’s business.

(d)  Securities authorized for issuance under equity compensation plans.

The following table represents securities authorized for issuance under our equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)

Equity Compensation Plans approved by security holders	1,290,875	$2.00	783,015

Equity Compensation Plans not approved by security holders	0		0
Total

(e)  Recent sales of unregistered securities.

From time to time the Company has issued restricted common shares to its employees in lieu of compensation for vacation pay. However, there were no such issuances of unregistered Common Shares during the years ended December 31, 2007, 2006 and 2005.

(f)  Small business issuer purchase of equity securities.

During the years ended December 31, 2007 and 2006, there were no repurchases of Common Shares.

Item 6. Management’s Discussions and Analysis or Plan of Operation.

Overview

The following discussion relates to the consolidated business of ASPYRA, which includes the operations of its wholly owned subsidiary Aspyra Diagnostic Solutions, Inc. (ADSI) formerly StorCOMM, Inc. and its wholly owned subsidiary Aspyra Technologies, Ltd. (ATI) formerly StorCOMM Technologies, Ltd.

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

Because of the nature of our business, ASPYRA makes significant investments in research and development for new products and enhancements to existing products. Historically, ASPYRA has funded its research and development programs through cash flow primarily generated from operations. Management anticipates that future expenditures in research and development will continue at current levels.

ASPYRA’s results of operation for the fiscal year ended December 31, 2007 were marked by a decrease in sales and a increase in operating loss that are more fully discussed in the following section “Results of Operations”.  The enactment of the Deficit Reduction Act (DRA) in 2006 continued to slow contract signings as the marketplace adjusted to changes in reimbursement of some imaging procedures.  Additionally, sales cycles for CIS and DIS products are generally lengthy and on average exceed six months from inception to closure.  Because of the complexity of the sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.  Furthermore, the Company has been primarily reliant on distributors and channel partners for the sales of its Diagnostic Systems and has been subject to timely consummation of orders.  ASPYRA has completed new versions of its laboratory and radiology information systems products, as well as its new AccessRAD Radiology Information System (“RIS”) / Picture Archive Communication Systems (“PACS”) which it has begun marketing.  At December 31, 2007, the Company had $431,746 in deferred revenue.

The operating losses incurred by the Company during the fiscal year ended December 31, 2007 were attributable to the uneven sales performance previously discussed.  The Company completed the integration and restructuring of the merged businesses and incurred certain costs associated with such activities which were only partially offset by reductions in redundant personnel and other expenses during the fiscal year ended December 31, 2007.

This management’s discussion and analysis compares the results of operation for the fiscal year ended December 31, 2007 with the fiscal year ended December 31, 2006.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December31, 2006

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006
Revenues:
System sales	31.5%	44.6%
Service revenues	68.5	55.4

Total revenues	100.0	100.0

Cost of products and services sold:
System sales	24.9	30.8
Service revenues	27.7	22.8

Total cost of products and services	52.6	53.6

Gross profit	47.4	46.4

Operating expenses:
Selling, general and administrative	65.4	57.1
Research and development	22.9	15.6

Total operating expenses	88.3	72.7

Operating loss	(40.9)	(26.3)

Loss before provision for income taxes	(41.0)	(28.1)

Provision for income taxes	—	—

Net loss	(41.0)	(28.1)

Deemed dividend	(7.7)	—

Net loss applicable to common shareholders	(48.7)	(28.1)

Revenues

Sales for the fiscal year ending December 31, 2007 were $10,272,247, as compared to $12,689,217 for the fiscal year ending December 31, 2006, an overall decrease of $2,416,970 or 19.0%. When analyzed by revenue category, sales of Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) decreased by $2,429,759 or 42.9%, partially offset by an increase in services of $12,789 or 0.2%. As described above under “Overview”, the decrease in sales of DIS products was primarily attributable to the enactment of the Deficit Reduction Act (DRA) in 2006 continuing to slow contract signings as the marketplace adjusted to changes in reimbursement for some imaging procedures.  Management believes that the importance of imaging technologies such as the Company’s PACS products is justified as an investment by end users to improve efficiencies.  The increase in service revenues is primarily attributable to continued high levels of renewals of extended maintenance contracts and an increasing  level of post-implementation services provided.  If and when the Company’s installed base of CIS and DIS installations increases, then service revenues would be expected to increase as well.

The Company continues to expand its sales and marketing activities, directing its focus towards larger customers and multi-product sales as well as selling new products into its installed customer base. The Company continues to seek strategic joint marketing partnerships with other companies, and channel partners.  The Company’s future operating results will continue to be subject to annual and quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual period.  In addition, the Company’s revenues associated with CIS and DIS transactions may be delayed due to customer related issues such as availability of funding, staff availability, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of ASPYRA.

Cost of Products and Services Sold

Cost of products and services sold decreased by $1,404,443 or 20.6% for the fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006. The overall decrease in cost of sales was primarily attributable to a decrease in labor costs of $219,451 or 7.1%, a decrease of $897,219 or 56.5% in material costs, and a decrease in other costs of sales of $287,773 or 13.4%. The decrease in labor costs and other costs of sales was primarily attributable to reduction of personnel and overhead. The decrease in material costs was attributable to a decrease in the sales of CIS and DIS products.

Cost of sales as a percentage of sales decreased to 53% for the fiscal year ended December 31, 2007, as compared to 54% for the fiscal year ended December 31, 2006. The overall percentage decrease in cost of sales, as a percentage of sales, was primarily attributable to reduction in personnel.  Management believes the gross profit margin will improve in fiscal 2008; however, the Company could experience quarterly variations in gross margin as a result of the factors discussed above. Management was able to eliminate redundant personnel and achieve operational synergies that yielded reductions in operating expenses during fiscal 2007 which we expect to be evident in 2008.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $531,147 or 7.3% for the fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006.  The reduction of expenses was primarily attributable to decreases of approximately $360,000 related to salaries,  $120,000 in tradeshow expenses, $72,000 related to user symposium expenses, $179,000 in travel and lodging expenses, which were partially offset by an increase of $80,000 in legal and accounting expenses, and $136,000 consulting expenses related to the documentation of the Company’s internal controls and consulting fees compared to the same period in fiscal 2006. Management continues to evaluate cost reductions in some of its selling, general and administrative expenses while it also continues to plan further investment in its marketing programs.

Research and Development Expenses

Research and development expenses increased $372,180 or 18.8% during the fiscal year ended December 31, 2007, as compared to the fiscal year ended December 31, 2006. The increase was primarily attributable to  increases in salaries and expenses of new personnel in product development. Such increased expenses were attributable to the development of AccessRAD, the new RIS/PACS platform that integrates the Company’s radiology information system CyberRAD with its AccessNET PACS system, and enhancements and new modules for the Company’s CIS and DIS products.  For its current fiscal year ended December 31, 2007 and fiscal year ended December 31, 2006, the Company capitalized software costs of $825,412 and $930,810, respectively, which are generally amortized over the estimated useful life not to exceed five years.

Interest and other income was $150,568 for the fiscal year ended December 31, 2007 as compared to $99,962 for the fiscal year ended December 31, 2006 due to increased interest earned on money market deposits, and an increase in finance charges levied on customers who were late in their payments on accounts receivable.

Interest and other expense was $167,991 for the fiscal year ended December 31, 2007 as compared to $321,679 for the fiscal year ended December 31, 2006.  The decrease is primarily due to the nonrecurring penalty imposed as a result of a delay in the registration of the securities underlying the private equity placements, which was paid by the Company in October 2006.

Income tax provision was $2,117 for the fiscal year ended December 31, 2007 as compared to $4,810 for the fiscal year ended December 31, 2006.

As a result of the factors discussed above, the Company incurred a net loss applicable to common shareholders of $5,006,032 which includes a deemed dividend of $789,021 or basic and diluted loss per share of $0.44 for the fiscal year ended December 31, 2007 as compared to a net loss applicable to common shareholders of $3,570,438 or basic and diluted loss per share of $0.36 for the fiscal year ended December 31, 2006.

At December 31, 2007, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $34,000,000 and $40,577,000, respectively, that are subject to Internal Revenue Code Section 382 limitations. These operating loss carryforwards expire at various dates through 2027, and general business tax credit carryforwards available to offset future state and federal income tax payable of approximately $464,000 and $858,000, respectively. While the Federal general business tax credits expire at various dates through 2027, the state general business tax credits can be carried forward indefinitely. The Company also has alternative minimum tax (AMT) net operating loss carryforwards of approximately $39,527,000 to offset future AMT taxable income that expires through various dates through 2027. Internal Revenue Code Section 382 imposes limitations on the utilization of net operating loss and tax credit carryovers pursuant to an ownership change as a consequence of the merger with ADSI. The annual loss limitation amount is $385,000.

The major temporary tax differences that are expected to reverse in 2008 are deferred revenue, allowance for doubtful accounts, accrued vacation, Section 263A Unicap inventory, amortization of intangible assets, and component inventory reserve. However, the Company expects new temporary differences to be established in these years, which will either reduce or exceed the reversing temporary differences.

The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. In conjunction with the merger, the Company purchased intangible assets that were not deductible for tax purposes, and a deferred tax liability of $1,806,734 was recorded. In addition, the Company recorded a deferred tax asset of $1,806,734 which is expected to be realized over the term of the deferred tax liability. The deferred tax asset and deferred tax liability were included in goodwill. At December 31, 2007, the Company evaluated the net deferred tax asset taking into consideration operating results and determined that a valuation allowance of approximately $6,862,700 should be maintained.

Capital Resources and Liquidity

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $825,412 and $930,810, respectively, during fiscal 2007 and 2006 in software development.  These expenditures related to investment in the Company’s new RIS/PACS integrated system, AccessRAD, enhancements to AccessNET, the new browser version of the Company’s LIS product, CyberLAB, and other product enhancements. The Company anticipates expending additional sums during fiscal 2008 on product enhancements to all its products and the further development of AccessRAD.  During fiscal 2007, the Company invested an aggregate of $95,935 in fixed assets primarily consisting of computers and software, as compared to an investment of $285,837 in fixed assets primarily consisting of computers, network infrastructure, telephone and data communications systems, and software in 2006.

As of December 31, 2007, the Company’s working capital amounted to a deficit of $4,007,912.  At December 31, 2007, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $1,026,477 was outstanding. The bank credit agreement was due to expire on February 27, 2008.  On March 26, 2008, the Company executed agreements renewing its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2009.  The revolving line of credit is subject to certain covenants including revised financial covenants. As of December 31, 2007, the Company was not in compliance with all covenants but had obtained a waiver from the bank.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  Management is considering additional financing to accelerate its business development plans which in turn may improve its working capital position.

Cash used in operating activities was $1,618,035 for the fiscal year ended December 31, 2007, compared to cash used in operating activities of $2,231,102 for the fiscal year ended December 31, 2006.  The decrease in cash used for operating activities was primarily attributable to the net change in receivables, accrued liabilites and deferred service contract income which was partially offset by the increase in net loss.

Net cash used in investing activities totaled $921,347 for the 2007 fiscal year, compared to $1,216,647 used in investing activities during the 2006 fiscal year.  The change was primarily the result of a decrease in investment in fixed assets and software capitalization costs compared to the prior fiscal year.

Cash provided by financing activities amounted to $2,344,731 during the 2007 fiscal year compared to cash provided by financing activities of $3,174,669 in fiscal 2006.  The decrease was primarily attributable to the Company completing a private placement transaction in fiscal 2006, partially offset by the exercise of warrants in fiscal 2007, and the change in restricted cash.

The Company’s primary source of working capital has been generated from private placements of securities and from borrowings.  The Company has been experiencing a history of losses due to the integration of its businesses and the significant investment in new products since the quarter ended March 31, 2005 and negative cash flows from operations since the quarter ended December 31, 2005.  An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts have had and in the future could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.

On March 26, 2008 the Company entered into a Note Purchase Agreement with various current and new shareholders. Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000.  The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.55 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible up to 5,427,273 shares of the Company’s Common Stock and have a maturity date of March 26, 2010 and bear interest at the rate of 8% per annum compounded on each July 15 and January 15.  Pursuant to the terms of the transaction, the Company will issue 3 year warrants to purchase up to 5,496,647 of shares of Common Stock.  As a result, assuming the conversion of all promissory notes and exercise of all warrants, up to 10,923,920 shares of the Company’s Common Stock may be issued.  Such an issuance if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions effect a change of control of the Company. Simultaneously with the execution of the Purchase Agreement, the Company and each of the investors entered into a Registration Rights Agreement, pursuant to which each of the investors shall be entitled to certain registration rights. We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  If the company is unable to generate cash from operations or meet revenue targets or obtain new cash inflows from financing or equity offerings, the Company would need to take action and reduce costs in order to operate for the next 12 months.  This requires the Company to have ongoing courses of action to reduce costs and look for new sources of financings and capital infusion.    We may also require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may from time to time evaluate acquisitions of other businesses, applications or technologies.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$2,464,167	$528,804	$1,079,587	$855,776	$—
Debt (1)	$1,302,755	$1,302,755	$—	$—	$—
Capital lease	$649,140	$227,262	$365,198	$56,680	$—

(1)          Includes payment of interest of $102,150 in 2008.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term extended service agreements with its customers.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which are specifically reserved.  In addition, reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At December 31, 2007 the inventory reserve was $166,781.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at December 31, 2007 was $921,212, net of an allowance for doubtful accounts of $147,832.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold seperately and specifically defined in a quotation or contract.  Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  Revenues are presented net of discounts.  At December 31, 2007 deferred revenue was $431,746.

Post Implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At December 31, 2007, deferred service contract income was $1,724,650.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product not to exceed five years.  For the years ended December 31, 2007 and December 31, 2006, the Company capitalized $825,412 and $930,810, respectively.  For the year ended December 31, 2007, the balance of capitalized software costs was $2,839,232 net of accumulated amortization of $875,165.

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

Stock-based Compensation

We have two stock-based compensation plans, the 2005 Equity Incentive Plan and the 1997 Stock Option Plan, under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon the effectiveness of the 2005 Equity Incentive Plan on November 22, 2005, the 1997 Stock Option Plan was terminated for purposes of new grants.  Both of these plans have been approved by our shareholders.

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in the years ended December 31, 2007 and 2006 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

We have experienced operating losses and cash outflows.  For the fiscal year ended December 31, 2007, our net loss was $5,006,032.  At December 31, 2007, our cash and cash equivalents totaled $803,392 and our working capital deficit was $4,007,912.  We cannot be certain that Aspyra will become profitable and sustain profitability.  If Aspyra does not become profitable and sustain profitability, the market price of our common stock will decline.  The Company’s primary source of working capital has been generated from the private placements and borrowings.  The Company’s results of operations for the fiscal year ended December 31, 2007 produced negative operating cash flow of $1,618,035.  Any decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts could have a negative effect on cash flow from operations and could in turn increase our liquidity problem.  If sales are not as expected, the Company will consider certain cost cutting measures.  We may require additional cash resources to sustain our business.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders.  The incurrence of additional indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Any failure to successfully introduce future products into the market could adversely affect our business.

The commercial success of future products depends upon their acceptance by the medical community.  Our future product plans include capital-intensive clinical and diagnostic information systems.  We believe that these products can significantly reduce labor costs, improve patient care and offer other distinctive benefits to the medical community.  However, there is often market resistance to products that require significant capital expenditures or which eliminate jobs through automation. We can make no assurance that the market will accept our future products and systems, or those sales of our future products and systems will grow at the rates expected by our management.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. We have evaluated our internal controls system to allow management to report on in the current year and determined our controls  are effective.

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

We expect to generate approximately 10% of our revenues from customers located outside of the United States in the fiscal year ending December 31, 2008.  Our international operations are subject to risks in addition to those faced by our domestic operations, including:

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

For the fiscal years ended December 31, 2007 and 2006, ADSI received approximately 17% and 90% of its revenues, respectively, through third party distribution arrangements. We expect that we will continue to generate a significant portion of our revenues through a limited number of distribution arrangements for the foreseeable future. A significant portion of the Company’s outstanding accounts receivable is with such third party distributors, which will result in a concentration of our credit risk. If any of these third party distributors decides not to market or distribute our products or decides to terminate or not renew its agreement with us, we may be unable to replace the affected agreements with acceptable alternatives, which could materially harm our business, operating results and financial condition.

Risks Related to Our Common Stock

Future sales of our common stock would be dilutive to our current shareholders and could adversely affect our stock price.

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

On March 26, 2008 the Company entered into a private placement transaction with various current and new shareholders.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000. The notes are convertible into up to 5,427,273 shares of the Company’s Common Stock and have a maturity date of March 26, 2010 and bear interest at the rate of 8% per annum compounded on each July 15 and January 15. Pursuant to the terms of the transaction, the Company will issue warrants to purchase up to an additional 5,496,647 shares of Common Stock. As a result, assuming the conversion of all promissory notes and exercise of all the warrants, up to 10,923,920 shares of the Company’s Common Stock may be issued. Such issuance if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions affect a change of control of the Company.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB staff issued a staff position that delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities except for those recognized or disclosed annually. The FASB also issued FAS-157-1, “application of FASB Statement No. 157 to FASB Statement No. 13 and other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classifications or Measurements under SFAS Statement No. 13”. We are required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. We are currently in the process of evaluating the expected effect of SFAS 157 on our results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (Revised) (“FAS 141(R)”),  Business Combinations . The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. FAS141(R) replaces FAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt FAS141(R) in calendar year 2009.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts, or any other off-balance sheet arrangements.

Item 7.  Financial Statements.

For a list of financial statements filed as part of this report, see index to Financial Statements on page 34.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the fiscal year covered by this Annual Report on Form 10-KSB.  We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in internal controls over finanacial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadwary Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December  31, 2007, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

Not Applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Incorporated by reference from “Directors, Executive Officers, Promoters and Control Persons” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2008 Annual Meeting of the Company’s Shareholders.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10. Executive Compensation.

Incorporated by reference from “Executive Compensation” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2008 Annual Meeting of the Company’s Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2008 Annual Meeting of the Company’s Shareholders.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from “Certain Relationships and Related Transactions” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2008 Annual Meeting of the Company’s Shareholders.

Item 13.  Exhibits.

The following documents are filed as exhibits to this registration statement:

2. 1	(1)	Agreement and Plan of Reorganization, dated August 16, 2005, by and among Creative Computer Applications, Inc., StorCOMM, Inc. and Xymed.com, Inc.
2. 1.1	(1)	Agreement and Plan of Reorganization Side Letter, dated October 20, 2005, by and among Creative Computer Applications, Inc., StorCOMM, Inc. and Xymed.com, Inc.
2. 2	(2)	Asset Purchase Agreement.
3. 1	(3)	Restated Articles of Incorporation, as Amended.
3. 2	(1)	Amendment to the Restated Articles of Incorporation filed with the Secretary of the State of California on November 21, 2005.
3. 3	(3)	By-Laws, as amended.
4. 1	(3)	Specimen Share Certificate.
4. 2	(4)	Specimen Warrant Certificate.
4. 3	(4)	Form of Underwriter’s Warrant.
4. 4	(3)†	1982 Non-Qualified Stock Option Plan.
4. 5	(4)†	1982 Incentive Stock Option Plan, as amended.
4. 6	(2)†	1992 Incentive Stock Option Plan.
4. 7	(5)†	1992 Non-Qualified Stock Option Plan.
4. 8	(6)†	1997 Stock Option Plan.
4. 9	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and Western States Pharmacy Consultants, Ltd.
4. 10	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and James L.D. Roser.
4. 11	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and The Roser Partnership.
4. 12	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and Epigen, Inc.
4. 13	(7)	Registration Rights Agreement.
4. 14	(1)	Form of Warrant.
4. 15	(1)	Registration Rights Agreement, dated August 18, 2005.
4. 16	(1)	2005 Equity Incentive Plan.
4. 17	(13)	Specimen Share Certificate.
4. 18	(13)	A Form of Warrant issued in Private Placement closed on November 22, 2005.
4. 19	(13)	A Form of Warrant issued in Private Placement closed on May 17, 2006.
10. 1	(4)	Warrant Agreement.
10. 2	(4)	The Company’s product warranties.
10. 3	(4)†	Bruce Miller Employment Agreement.
10. 4	(4)†	Steven M. Besbeck Employment Agreement.
10. 5	(3)	14% Subordinated Convertible Debenture due December 21, 1987.
10. 6	(3)	Form of 1983 Warrants.
10. 7	(3)	Form of 1982 Warrant.
10. 8	(4)	Original Equipment Manufacturer Contracts.
10. 9	(4)	Michael Miller Consulting Agreement.
10. 10	(4)	Boehringer Mannheim (Canada) Joint Marketing Agreement.
10. 12	(8)	Lease for Premises at 26664 Agoura Road, Calabasas, California.

10. 13	(8)	SAC Shareholders’ Agreement.
10. 14	(7)	Lease for Premises at 26115-A Mureau Road, Calabasas, California.
10. 15	(7)	Mission Park Agreement.
10. 16	(9)†	Change in Control Agreements, by and between Creative Computer Applications, Inc. and Steven M. Besbeck, dated February 7, 2005.
10. 17	(9)†	Change in Control Agreements, by and between Creative Computer Applications, Inc. and Bruce M. Miller, dated February 7, 2005.
10. 18	(9)†	Change in Control Agreements, by and between Creative Computer Applications, Inc. and James R. Helms, dated February 7, 2005.
10. 19	(10)†	Employment Agreement, by and between Creative Computer Applications, Inc. and Samuel G. Elliott, dated October 1, 2005.
10. 20	(10)†	Employment Agreement, by and between Creative Computer Applications, Inc. and William W. Peterson, dated October 1, 2005.
10. 21	(10)	Shareholder Support Agreement, by and among StorCOMM, Inc., Steven M. Besbeck, Bruce M. Miller and James R. Helms, dated September 29, 2005.
10. 22	(10)	Stockholder Support Agreement, by and among Creative Computer Applications, Inc., Xymed.com, Inc., Giving Productively, Inc. and TITAB, LLC, dated September 29, 2005.
10. 23	(1)	Common Stock and Warrant Purchase Agreement, dated August 18, 2005.
10. 24	(10)	Option Agreement Side Letter, by and between Creative Computer Applications, Inc. and StorCOMM, Inc., dated October 20, 2005.
10. 25	(10)	Promissory Note dated September 29, 2005.
10. 26	(12)	Common Stock and Warrant Purchase Agreement, dated May 4, 2006.
10. 27	(12)	Registration Rights Agreement, dated May 4, 2006.
10. 28	(14)	Separation Agreement and General Release, dated as of December 20, 2007 by and between Aspyra, Inc. and Steven M. Besbeck.
14. 1	(11)	Code of Ethics.
21. 1	(10)	Subsidiaries of the Registrant.
23. 1	*	Consent of BDO Seidman, LLP.
31. 1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31. 2	*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32. 1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32. 2	*	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(12)                          Previously filed as an exhibit to the Company’s Form 8-K, dated May 18, 2006.

(13)                          Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 dated June 9, 2006 SEC File No. 333-134926.

(14)                            Previously filed as an exhibit to the Company’s Form 8-K/A, dated December 27, 2007.

 †                                       Executive compensation plans and arrangements.

*                                         Filed with this Annual Report on Form 10-KSB.

Item 14.  Principal Accountant Fees and Services.

Incorporated by reference from Principal Accountant Fees and Services in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2008 Annual Meeting of the Company’s Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPYRA, INC.

Dated: March 31, 2008	By:
/S/ James Zierick
James Zierick,
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/James Zierick	Interim Chief Executive Officer and Director	March 31, 2008
James Zierick	(principal executive officer)

/S/ Bruce M. Miller	Chief Technology Officer	March 31, 2008
Bruce M. Miller

/S/ James R. Helms	Chief Operations Officer	March 31, 2008
James R. Helms

/S/ Anahita Villafane	Chief Financial Officer and Secretary	March 31, 2008
Anahita Villafane	(principal accounting and financial officer)

/S/ John Mutch	Chairman	March 31, 2008
John Mutch

/S/ Lawrence S. Schmid	Director	March 31, 2008
Lawrence S. Schmid

/S/ Robert S. Fogerson, Jr.	Director	March 31, 2008
Robert S. Fogerson, Jr.

/S/ Norman R. Cohen	Director	March 31, 2008
Norman R. Cohen

/S/ Jeffrey Tumbleson	Director	March 31, 2008
Jeffrey Tumbleson

/S/ C. Ian Sym-Smith	Director	March 31, 2008
C. Ian Sym-Smith

ASPYRA, INC.

Consolidated Financial Statements

For the Year Ended December 31, 2007

ASPYRA, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aspyra, Inc. and Subsidiaries

Calabasas, California

We have audited the accompanying consolidated balance sheets of Aspyra, Inc., as of December 31, 2007 and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspyra, Inc. at December 31, 2007, and the results of its operations and comprehensive loss and its cash flows for each of the two years in the period then ended December 31, 2007,  in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP
Los Angeles, California
March 31, 2008

ASPYRA, INC.

CONSOLIDATED BALANCE SHEET

December 31,
2007
ASSETS

CURRENT ASSETS:
Cash	$803,392
Receivables, net	921,212
Inventory	49,802
Prepaid expenses	126,139

TOTAL CURRENT ASSETS	1,900,545

PROPERTY AND EQUIPMENT, net	839,889
OTHER ASSETS	86,529
INVENTORY OF COMPONENT PARTS	74,896
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $875,165	2,839,232
INTANGIBLES, net	3,760,982
GOODWILL	7,268,434
$16,770,507
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$1,200,605
Accounts payable	784,735
Accrued liabilities:
Vacation pay	363,239
Accrued compensation	518,737
Accrued interest	106,646
Deferred rent	65,143
Cutomer deposits	218,994
Other	343,725
Deferred service contract income	1,724,650
Deferred revenue on system sales	431,746
Capital lease — current portion	150,237

TOTAL CURRENT LIABILITIES	5,908,457

CAPITAL LEASE, LESS CURRENT PORTION	348,285

TOTAL LIABILITIES	6,256,742

COMMITMENTS AND CONTINGENCIES(Note 7)

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 12,437,150 shares issued and outstanding at December 31, 2007	22,761,951
Additional paid-in capital	1,178,354
Accumulated deficit	(13,366,612)
Accumulated other comprehensive loss	(59,928)

TOTAL SHAREHOLDERS’ EQUITY	10,513,765
$16,770,507

See notes to consolidated financial statements.

ASPYRA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31, 2007	December 31, 2006
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$3,235,870	$5,665,629
Service revenue	7,036,377	7,023,588
TOTAL SYSTEM SALES AND SERVICE REVENUE	10,272,247	12,689,217

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	2,559,367	3,905,703
Service revenue	2,841,286	2,899,393
TOTAL COSTS OF PRODUCTS AND SERVICES SOLD	5,400,653	6,805,096

GROSS PROFIT	4,871,594	5,884,121

RESEARCH AND DEVELOPMENT EXPENSES	2,353,574	1,981,394
SELLING AND ADMINISTRATIVE EXPENSES	6,715,491	7,246,638
TOTAL OPERATING EXPENSES	9,069,065	9,228,032

OPERATING LOSS	(4,197,471)	(3,343,911)

OTHER INCOME (EXPENSE):
Interest income	150,568	99,962
Interest and other expense	(167,991)	(321,679)
TOTAL OTHER EXPENSE	(17,423)	(221,717)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,214,894)	(3,565,628)

PROVISION FOR INCOME TAXES	2,117	4,810

NET LOSS	$(4,217,011)	$(3,570,438)

DEEMED DIVIDEND ON EXERCISE OF WARRANTS	(789,021)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(5,006,032)	$(3,570,438)

LOSS PER SHARE:

Basic and Diluted	$(.44)	$(.36)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

Basic and Diluted	11,336,483	9,914,916

See notes to consolidated financial statements.

ASPYRA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Shares	Common Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE, December 31, 2005	8,489,400	$16,974,222	$—	$(4,790,142)	$(2,690)	$12,181,390

Components of comprehensive loss:

Net loss	—	—	—	(3,570,438)	—	(3,570,438)

Foreign currency translation adjustment	—	—	—	—	(42,041)	(42,041)

Total comprehensive loss						(3,612,479)

Fractional share payout resulting from merger	—	(234)	—	—	—	(234)

Compensation expense	—	—	160,572	—	—	160,572

Exercise of stock options	43,750	36,200	—	—	—	36,200

Stock and warrants issued for private placement (net of $466,117 of offering costs)	2,250,000	4,033,883	—	—	—	4,033,883

BALANCE, December 31, 2006	10,783,150	21,044,071	160,572	(8,360,580)	(44,731)	12,799,332

Components of comprehensive loss:

Net loss	—	—	—	(4,217,011)	—	(4,217,011)

Foreign currency translation adjustment	—	—	—	—	(15,197)	(15,197)

Total comprehensive loss						(4,232,208)

Deemed dividend on exercise of warrants	—	—	789,021	(789,021)	—	—

Compensation expense	—	—	228,761	—	—	228,761

Exercise of stock options	4,000	2,880	—	—	—	2,880

Exercise of warrants (net of $100,000 costs)	1,650,000	1,715,000	—	—	—	1,715,000

BALANCE, December 31, 2007	12,437,150	$22,761,951	$1,178,354	$(13,366,612)	$(59,928)	$10,513,765

See notes to consolidated financial statements.

ASPYRA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Years ended
	December 31, 2007	December 31, 2006
OPERATING ACTIVITIES

Net loss	$(4,217,011)	$(3,570,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428,859	377,517
Amortization of capitalized software costs	473,486	329,390
Amortization of acquired intangibles	688,500	677,758
Provision for doubtful accounts	65,993	18,371
Stock based compensation	228,761	160,572
Increase (decrease) from changes in:
Receivables	346,948	195,175
Inventories	111,711	129,237
Prepaid expenses and other assets	121,679	255,163
Accounts payable	(102,282)	(331,681)
Accrued liabilities	365,767	18,157
Deferred service contract income	215,608	(102,602)
Deferred revenue on system sales	(346,054)	(387,721)

Net cash used in operating activities	(1,618,035)	(2,231,102)

INVESTING ACTIVITIES
Additions to property and equipment	(95,935)	(285,837)
Additions to capitalized software costs	(825,412)	(930,810)

Net cash used in investing activities	(921,347)	(1,216,647)

FINANCING ACTIVITIES
Borrowings on line of credit	1,026,477	500,000
Forgiveness of debt	(96,929)	—
Payments on line of credit and notes payable	(1,152,460)	(292,757)
Payments on capital lease obligations	(150,237)	(102,423)
Increase in restricted cash	—	(1,000,000)
Decrease in restricted cash	1,000,000	—
Gross proceeds from sale of stock in private placement	—	4,500,000
Payments made for private placement transaction	—	(466,117)
Buyback of fractional shares related to merger	—	(234)
Exercise of stock options and warrants	1,717,880	36,200

Net cash provided by financing activities	2,344,731	3,174,669

Foreign currency translation adjustment	(16,589)	(42,041)

NET DECREASE IN CASH	(211,240)	(315,121)
CASH, beginning of year	1,014,632	1,329,753
CASH, end of year	$803,392	$1,014,632

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

The Company’s software and services for hospitals and clinic-based laboratories, pharmacies, orthopedic centers, and imaging departments are highly scalable and can be used by a broad variety of healthcare providers.  Clinical information is data that is gathered concerning each individual patient’s health condition, diagnosis, and treatment that are used by doctors, nurses and other healthcare providers.  Such data may include laboratory test results, transcribed reports of radiological or imaging procedures, digital diagnostic images, and other clinical and diagnostic data.  The Company’s products are deployed to provide automation of clinical information and digital diagnostic images that facilitates the operation of clinical departments and allows the rapid recording and processing of information that can be communicated, documented, and delivered to healthcare providers.

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

The Company maintains the majority of its cash and cash equivalents in a number of commercial bank accounts.  Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 at each bank.  At December 31, 2007, the Company had approximately $472,000 at a bank that was in excess of the FDIC insurance limit.

Inventories

Inventories consist primarily of computer hardware stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.

The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At December 31, 2007 the inventory allowance was $166,781.

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

During the years ended December 31, 2007 and 2006, the Company capitalized $825,412 and $930,810, respectively of software development costs.  Amortization expense of capitalized software development costs, included in cost of sales, for the years ended December 31, 2007 and 2006 amounted to $473,486 and $329,390, respectively.

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

As a result of the above provisions, the Company recorded deferred revenue on system sales of $431,746 at December 31, 2007.

Service Revenue

Service revenues are recognized ratably over the contractual period (usually one year) or as the services are provided.  These services are not essential to the functionality of any other elements and are separately stated.  At December 31, 2007, the Company had deferred service revenues of $1,724,650.

Deferred Revenue and Income

Deferred revenue on system sales and deferred service contract income represent cash received in advance or accounts receivable from system and service sales of which the above criteria have not been met for the current reporting of income.

Stock Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment,” (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values at the date of grant using an option-pricing model. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) for awards granted to employees and directors and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Prior to the adoption of SFAS 123R, we accounted for shared-based payment awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under APB 25, we recognized no share-based compensation expense in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant. Under the provisions of SFAS 123R, share based compensation expense is recognized over the employee’s requisite service period (generally the vesting period of the equity grant) using the accelerated method, and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We adopted SFAS 123R using the modified prospective transition method, and in accordance with that method, our consolidated financial statements for 2006 include compensation expense related to the unvested portion of share-based payment awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123. As a result of adopting SFAS 123R on January 1, 2006, share-based compensation expense recognized under SFAS 123R for employees and directors for 2007 was $228,761, which impacted our basic and diluted loss per share by $0.02.

The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for grants in 2007 and 2006: expected life of options ranging from 3 to 5 years; expected volatility ranging from 72% to 101%; no dividends; and risk-free interest rate ranging 4.0% to 5.0%.  The weighted average fair value on the date of grants for options granted during the years ended December 31, 2007 and 2006, was $1.04 and $1.51, respectively.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB staff issued a staff position that delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities except for those recognized or disclosed annually. The FASB also issued FAS-157-1, “application of FASB Statement No. 157 to FASB Statement No. 13 and other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classifications or Measurements under SFAS Statement No. 13”. We are required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. We are currently in the process of evaluating the expected effect of SFAS 157 on our results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (Revised) (“FAS 141(R)”),  Business Combinations . The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. FAS141(R) replaces FAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt FAS141(R) in calendar year 2009.

NOTE 2 - LIQUIDITY

As of December 31, 2007, the Company’s working deficit of $4,007,912 compared to a working deficit of $2,256,352, as of December 31, 2006. At December 31, 2007, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $1,026,477 was outstanding. On March 26, 2008, the Company executed agreements renewing its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2009.  The revolving line of credit is subject to certain covenants, including revised financial covenants.  As of December 31, 2007, the Company was not in compliance with all covenants but had obtained a waiver from the bank.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.  At December 31, 2007, the Company had $498,522 outstanding on its capital leases of which $150,237 is due in the next twelve months.  Management is considering additional financing to accelerate its business development plans which in turn may improve its working capital position (see Note 14).

The Company’s primary source of working capital has been generated from private placements of securities and from borrowings.  The Company has been experiencing a history of losses due to the integration of its businesses and the significant investment in new products since the quarter ended March 31, 2005 and negative cash flows from operations since the quarter ended December 31, 2005.  An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts have had and in the future could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.  We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  If the company is unable to generate cash from operations or meet revenue targets or obtain new cash inflows from financing or equity offerings, the company would need to take action and reduce costs in order to operate for the next 12 months.  This requires the Company to have ongoing courses of action to reduce costs and look for new sources of financings and capital infusion.  On March 26, 2008 the Company entered into a Note Purchase Agreement with various current and new shareholders.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000 (see Note 14). The notes are convertible up to 5,427,273 shares of the Company’s Common Stock and have a maturity date of March 26, 2010 and bear interest at the rate of 8% per annum compounded on each July 15 and January 15.  Pursuant to the terms of the transaction, the Company will issue 3 year warrants to purchase up to 5,496,647 of shares of Common Stock.  As a result, assuming the conversion of all promissory notes and exercise of all warrants, up to 10,923,920 shares of the Company’s Common Stock may be issued.  Such an issuance if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions effect a change of control of the Company.  We may, also, required additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may from time to time, evaluate acquisitions of other businesses, applications or technologies.

NOTE 3 - RECEIVABLES

Receivables are summarized as follows:

Billed receivables	$854,901
Unbilled receivables	214,143
Allowance for doubtful accounts	(147,832)

$921,212

Unbilled receivables are billed when milestone events are reached, as agreed upon and established in sales contracts.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

Machinery and equipment	$264,001
Furniture and fixtures	476,650
Data processing equipment	2,511,366
Leasehold improvements	106,330

3,358,347
Accumulated depreciation	(2,518,458)

$839,889

Computer equipment under capital lease of $751,182 are included in data processing equipment.  Depreciation and amortization expense for property and equipment for the years ended December 31, 2007 and 2006 was $428,859 and $377,517.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

Intangible assets are summarized as follows:

December 31,
2007
Acquired technology	$3,080,000
Customer relationships	2,000,000
Channel partners	110,000

5,190,000
Accumulated amortization	(1,429,018)

Intangible assets, net	$3,760,982

Goodwill	$7,268,434

Amortization expense for intangible assets for the year ended December 31, 2007 and 2006 was $688,500 and $677,758. Annual estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Fiscal year ending December 31,
2008	$688,500
2009	685,627
2010	660,996
2011	539,750
2012	133,332
Thereafter	1,052,777
Total	$3,760,982

NOTE 6 - DEBT

Long-term debt at December 31, 2007 consists of the following:

December 31,
2007
Line of credit in the aggregate amount of $1,300,000 with a bank with interest at rate of prime plus 0.75% (prime at 12/31/07 was 7.25%). The line matures on February 27, 2008	$1,026,477
Unsecured notes acquired in conjunction with StorCOMM merger with interest ranging from 7.00% to 8.00%. These notes are due upon demand	174,128
Total	1,200,605

Less: current portion	1,200,605

Long-term portion	$—

The carrying amounts of the other debt listed above approximate its fair value based on its terms and short maturities.

On March 26, 2008, the Company executed agreements to renew its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2009.  The revolving line of credit is subject to certain covenants, including revised financial covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and warehouse space in Calabasas, California, Jacksonville, Florida, and the United Kingdom under non-cancelable operating leases expiring in October, 2012, January 2012, and June 2010, respectively.

Future minimum lease payments, by year and in the aggregate, under the facility leases with initial or remaining terms of one year or more are as follows:

Operating
Fiscal year ending December 31,	Leases
2008	$528,804
2009	543,386
2010	536,201
2011	529,449
2012	326,327

Total minimum lease payments	$2,464,167

Rent expense for the years ended December 31, 2007 and 2006 was approximately $482,000 and $463,000, respectively.

Capital Leases

The Company entered into a master agreement to lease equipment as of October 26, 2005. The equipment is being used for the Company’s infrastructure and has facilitated the integration of the three locations. The cost of the computer equipment under capital leases is included in the consolidated balance sheet in property and equipment and was $751,182 at December 31, 2007.  Accumulated amortization of the leased equipment at December 31, 2007 was $252,660.  Amortization of assets under capital leases is included in depreciation expense.  The equipment lease provides for an option to purchase at the end of the lease term.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments, as of December 31, 2007 are as follows:

Capital
Fiscal year ending December 31,	Leases
2008	$227,262
2009	190,231
2010	174,967
2011	56,680
Total minimum lease payments	649,140
Less: Amount representing maintenance	67,559
Less: Amount representing interest	83,059
Total capital lease obligations	498,522
Less: current maturities of capital lease obligations	150,237
Long term capital lease obligations	$348,285

Employee Benefit Plan

The Company maintains a 401(k) profit sharing plan that allows eligible employees to defer up to 100% of their earnings, on a pre-tax basis, subject to dollar limitations of the Internal Revenue Code. The Company provides a discretionary match on eligible employee contributions, which is determined on an annual basis. The amount of matching contribution for 2007 and 2006 was 25% of the eligible employee’s contribution up to 4% of the eligible employee’s total salary. Vesting of the matching contributions by the Company is 20% for each full year of employment. For the years ended December 31, 2007 and 2006 contributions were $50,908 and $45,495, respectively.

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Stock Option Plan and Warrants

In November 2005, the Company adopted the 2005 Equity Incentive Plan. The purpose of the Plan is to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress and, thereby, encourage recipients to act in the shareholders’ interest and share in the Company’s success. Under the Plan, the Company may award to eligible participants the following kinds of equity-based compensation, collectively referred to as “Awards”: stock options— both incentive stock options (ISO) and non-statutory stock options; stock awards — both restricted stock awards and restricted stock unit awards; stock appreciation rights; and cash awards. Up to 1,290,875 shares of common stock may be available under the Plan. The maximum aggregate number of shares that may be issued under the Plan through the exercise of ISOs is also 1,290,875. The exercise price cannot be less than 100% of the fair market value of common stock on the date the option is granted. At December 31, 2007, the 2005 plan has 783,015 options outstanding and 357,182 options exercisable. The plan expires in 2015.

A summary of option activities under the stock option plans through December 31, 2007 and 2006 is presented as follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term	Value
Outstanding at January 1, 2006	521,670	$2.17	34.7 mos.	$251,600
Granted	170,000	$1.97
Exercised	(43,750)	$0.83
Canceled or Expired	(16,022)	$2.39
Outstanding at December 31, 2006	631,898	$2.20	30.7 mos.	$62,175
Granted	310,000	$1.83
Exercised	(4,000)	$0.72
Canceled or Expired	(154,883)	$2.54

Outstanding at December 31, 2007	783,015	$2.00	30.8 mos.	$22,088

Exercisable at December 31, 2007	357,182	$2.15	16.7 mos.	$106,363

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 121,250 and 281,250 options that were in-the-money at December 31, 2007 and 2006.  As of December 31, 2007, there was $317,499 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of two years.  The share-based compensation will be amortized based on the accelerated method over the vesting period.  During the year ended December 31, 2007, the Company granted 310,000 options at a weighted average fair value of $1.83 per share.

A summary of the status of the Company’s non-vested stock options during the year ended December 31, 2007 is presented below:

Non-vested Options	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2007	344,074	$2.18
Granted	310,000	1.83
Vested	(181,763)	2.19
Forfeited or expired	(46,478)	2.75

Non-vested at December 31, 2007	425,833	$1.87

Information relating to stock options and warrants at December 31, 2007 summarized by exercise price is as follows:

	Outstanding			Exercisable
		Weighted Average		Weighted Average
Exercise Price Per Share	Shares	Life (Months)	Exercise Price	Shares	Exercise Price

Incentive Stock Option Plan:

$ 1.51	20,000	14.0	$1.51	15,000	$1.51
$ 1.60	41,250	5.5	$1.60	41,250	$1.60
$ 1.66	10,000	14.0	$1.66	7,500	$1.66
$ 1.76	20,000	5.5	$1.76	20,000	$1.76
$ 1.76	120,000	43.5	$1.76	30,000	$1.76
$ 2.65	60,000	12.0	$2.65	60,000	$2.65
$ 2.75	48,173	11.0	$2.75	48,173	$2.75

	319,423	22.6	$2.04	221,923	$2.17

Non-Qualified Stock Option Plan:

$ 1.51	30,000	14.0	$1.51	22,500	$1.51
$ 1.60	20,000	5.5	$1.60	20,000	$1.60
$ 1.82	300,000	44.0	$1.82	26,667	$1.82
$ 2.25	10,000	44.5	$2.25	—	$2.25
$ 2.48	50,000	42.0	$2.48	12,500	$2.48
$ 2.65	50,000	12.0	$2.65	50,000	$2.65
$ 2.75	3,592	11.0	$2.75	3,592	$2.75

	463,592	36.5	$1.97	135,259	$2.13

The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for grants in 2007 and 2006: expected life of options ranging from 3 to 5 years; expected volatility ranging from 72% to 101%; no dividends; and risk-free interest rate ranging 4.0% to 5.0%.  The weighted average fair value on the date of grants for options granted during the years ended December 31, 2007 and 2006, was $1.04 and $1.51, respectively.

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

NOTE 9 - INCOME TAX PROVISION (BENEFIT)

The provision (benefit) for income taxes for the years ended December 31, 2007 and 2006 consists of the following:

	Year Ended December 31
	2007	2006

Current taxes:
Federal	$—	$—
State	2,117	4,810
	2,117	4,810

Deferred
Federal	(2,219,200)	(1,448,300)
State	—	—

	(2,219,200)	(1,448,300)

Change in valuation allowance	2,219,200	1,448,300

Income tax provision	$2,117	$4,810

For the years ended December 31, 2007 and 2006, pretax loss consists of the following:

	Year Ended December 31
	2007	2006
Pretax loss:
Domestic	4,765,821	3,102,963
Foreign	240,211	462,665
Total	5,006,032	3,565,628

Income tax provision differs from the amount obtained by applying the statutory federal income tax rate to income before income tax expense for the years ended December 31, 2007 and 2006 as follows:

	Year Ended December 31,
	2007	2006

Computed provision (benefit) for taxes based on income at statutory rate	(34.0)%	(34.0)%

State taxes, net of benefit of state net operating loss carryforward	—	—

Change in valuation allowance	38.0	40.6

Permanent differences and other	(3.9)	(6.5)

	0.1%	0.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are approximately as follows:

	December 31,
	2007	2006

Deferred tax assets:
Allowance for doubtful accounts	$59,100	$33,100
Inventory uniform capitalization and reserve	72,000	53,200
Accrued vacation	103,000	123,300
Deferred revenue	341,900	312,700
Depreciation and amortization	—	—
Unexercised vested stock options	471,300	60,400
Net operating loss carryforwards	6,822,100	5,597,400
Tax credits	1,323,100	1,122,300
Other	72,300	3,400

Gross deferred tax assets	9,264,800	7,305,800

Deferred tax liability:
Deferred tax liability on intangible assets	(1,504,400)	(1,779,800)
Depreciation and amortization	(16,900)	(24,000)
Capitalized software costs	(880,800)	(858,500)

Gross deferred tax liability	(2,402,100)	(2,662,300)

Valuation allowance	(6,862,700)	(4,643,500)

Net deferred tax assets	$—	$—

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

At December 31, 2007, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $34,000,000 and $40,577,000, that are subject to Internal Revenue Code Section 382 Limitations. These net operating loss carryforwards expire at various dates through 2027, and general business tax credit carryforwards available to offset future state and federal income tax payable of approximately $464,000 and $858,000, respectively. While the Federal general business tax credits expire at various dates through 2027, the state general business tax credits can be carried forward indefinitely. The Company also has alternative minimum tax (AMT) net operating loss carryforwards of approximately $39,527,000 to offset future AMT taxable income that expires through various dates through 2027. Internal Revenue Code Section 382 imposes limitations on the utilization of net operating loss and tax credit carryovers pursuant to an ownership change as a consequence of the merger with StorCOMM. The annual loss limitation amount is $385,000.

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

The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. At December 31, 2007, the Company evaluated the net deferred tax asset taking into consideration operating results and determined that a valuation allowance of approximately $6,862,700 should be maintained.

During the year ended December 31, 2007, the Company adopted FIN 48 which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company did not have an effect on the Company’s financial condition or results of operations and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007

NOTE 10 — EARNINGS (LOSS) PER SHARE

	Years Ended
	December 31, 2007	December 31, 2006

Basic weighted average shares outstanding	11,336,483	9,914,916

Dilutive effect of stock options and warrants	—	—

Diluted weighted average shares outstanding	11,336,483	9,914,916

At December 31, 2007 and 2006, options and warrants to purchase 783,015, and 2,281,898 shares, respectively, were outstanding and could affect future periods, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

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

During the fiscal year ended December 31, 2007, there were no customers, contracts or programs that generated over 10% of the Company’s net sales.  The Company had sales through a distribution arrangement with Merry X-Ray that generated approximately $336,000 in aggregate sales or 10% of system revenues.  The Company had no customers that accounted for more than 10% of the Company’s sales during the years ended December 31, 2006 other than through a distribution arrangement with Merry X-Ray that generated approximately $2.3 million in aggregate sales or 18% of total revenues.

NOTE 12 — PRIVATE PLACEMENT

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

NOTE 13 - RELATED PARTY TRANSACTIONS

On August 29, 2007, the Company engaged and entered into a consulting agreement with MV Advisors II, LLC (“MV Advisors”), a consulting firm of which one of the Company’s directors, John Mutch is the sole member and Managing Partner.  Under the agreement, MV Advisors will provide strategic consulting services to the Company and will receive an annual fee of $75,000, payable in non-refundable quarterly advances, offset by the amount of any retainer or meeting fees paid to Mr. Mutch for his board service.  In addition, MV Advisors will be paid a success fee based upon the value of certain customer contracts secured by the Company as a result of the efforts of MV Advisors. MV Advisors will also be granted rights to purchase certain offerings of future Company equity securities.  In his capacity as a consultant to the Company through MV Advisors, Mr. Mutch was also awarded a non-qualified stock option under the Company’s 2005 Stock Incentive Plan exercisable for 240,000 shares of the Company’s Common Stock, vesting in equal monthly installments over three years, subject to full acceleration upon a “Change in Control,” as defined in the consulting agreement.

NOTE 14 — SUBSEQUENT EVENTS

On March 26, 2008, the Company executed an agreement to renew its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2009.  The revolving line of credit is subject to certain covenants including revised financial covenants. Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.

During February 2008, the Company made certain expense reductions to be in line with the new business strategies. This will have a cost reduction of approximately $1,735,000 annually.

On January 28, 2008, entered into a Note Purchase Agreement with two of the Company’s current stockholders, C. Ian Sym-Smith, who is also a director, and TITAB, LLC.  Pursuant to the Purchase Agreement the purchasers each purchased a secured promissory note from the Company in the principal amounts of $200,000 and $100,000, respectively.  The two notes each have a maturity of six months from the date of issuance and bear interest at the rate of LIBOR plus 2.5% per annum. These notes automatically converted to the terms and conditions of the subsequent transaction completed on March 24, 2008 discussed below.  On March 13, 2008, the Company entered into a Note Purchase Agreement with one of the Company’s current stockholders, J. Shawn Chalmers.  Pursuant to the Purchase Agreement Mr. Chalmers purchased a secured promissory note from the Company in the principal amounts of $300,000.  The note has a maturity date of July 28, 2008 and bears interest at the rate of LIBOR plus 2.5% per annum. Mr. Chalmers has the option to convert to the terms and conditions of the subsequent tranaction completed on March 26, 2008 discussed below.    On March 26, 2008 the Company entered into a private placement transaction with various current and new shareholders.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.55 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible up to 5,427,273 shares of the Company’s common stock and have a maturity date of March 26, 2010 and bear interest at the rate of 8% per annum compounded on each July 15 and January 15.  Pursuant to the terms of the transaction, the Company will issue 3 year warrants to purchase up to an additional 5,496,647 of shares of Common Stock. As a result, assuming the conversion of all promissory notes and exercise of all warrants, up to 10,923,920 shares of the Company’s Common Stock may be issued. Such an issuance if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions effect a change of control of the Company. The Company’s obligations under the notes are secured by a security interest in substantially all of the Company’s tangible and intangible assets, pursuant to the terms of a Security Agreement dated March 26, 2008 (the “Security Agreement”).  During the quarter ended March 31, 2008, the Company will value the warrants received in the private placement utilizing the Black-Scholes Model. Based on the analysis, the Company will recognize beneficial conversion over the term of the debt. The obligations under the note and the security interest created by the Security Agreement are subordinate and junior in right of payment to the senior lien on the Company’s assets held by Western Commercial Bank in connection with the Company’s existing line of credit.

Simultaneously with the execution of the Purchase Agreement, the Company and each of the investors entered into a Registration Rights Agreement, pursuant to which each of the investors shall be entitled to certain registration rights.  Lastly, the Company entered into a note purchase agreement with Great American Investors (GAI) for the amount of the tranaction fees of $210,000.  Pursuant to the terms of an agreement between the Company and GAI, the Company will issue warrants to purchase such number of shares of Common Stock equal to the total number of shares of Common Stock which shall be initially issuable upon conversion of the related Note plus and additional 69,375 warrants.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Year Ended
	December 31, 2007	December 31, 2006

Supplemental cash flow disclosure:
Interest	$118,193	$104,363
Penalty interest paid for private placements	$—	$191,998
Income taxes	$6,935	$13,215
Noncash transactions:
Assets acquired under capital leases	$—	$751,182