Form 10-Q
period 2008-03-31
ASPYRA INC
filed 2008-05-15
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-28440

ASPYRA, INC.

(Exact name of Registrant as specified in its charter)

California	95-3353465
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

26115-A Mureau Road, Calabasas, California 91302

(Address of principal executive offices)

(818) 880-6700

Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of May 14, 2008, there were 12,437,150 shares of the registrant’s only class of common stock outstanding.

ASPYRA, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2008

ASPYRA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,819,918	$803,392
Receivables, net	671,558	921,212
Inventory	66,444	49,802
Prepaid expenses and other assets	271,486	126,139
TOTAL CURRENT ASSETS	3,829,406	1,900,545

PROPERTY AND EQUIPMENT, net	737,428	839,889
OTHER ASSETS	296,525	86,529
INVENTORY OF COMPONENT PARTS	59,897	74,896
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,000,286 and $875,165	2,870,508	2,839,232
INTANGIBLES, net	3,588,857	3,760,982
GOODWILL	7,268,434	7,268,434
	$18,651,055	$16,770,507
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$950,555	$1,200,605
Accounts payable	798,929	784,735
Accrued liabilities:
Vacation pay	331,459	363,239
Accrued compensation	320,941	518,737
Accrued interest	117,254	106,646
Deferred rent	68,413	65,143
Customer deposits	262,812	218,994
Other	240,374	343,725
Deferred service contract income	2,143,726	1,724,650
Deferred revenue on system sales	401,397	431,746
Capital lease — current portion	150,237	150,237
TOTAL CURRENT LIABILITIES	5,786,097	5,908,457

CAPITAL LEASE, LESS CURRENT PORTION	310,726	348,285
NOTES PAYABLE	2,145,000	—

TOTAL LIABILITIES	8,241,823	6,256,742

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 12,437,150 shares issued and outstanding	22,761,951	22,761,951
Additional paid-in-capital	2,268,868	1,178,354
Accumulated deficit	(14,561,011)	(13,366,612)
Accumulated other comprehensive loss	(60,576)	(59,928)
TOTAL SHAREHOLDERS’ EQUITY	10,409,232	10,513,765

	$18,651,055	$16,770,507

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2008	2007

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$448,768	$571,399
Service revenue	1,715,797	1,630,569
	2,164,565	2,201,968

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	560,255	536,525
Service revenue	657,559	763,043
	1,217,814	1,299,568

Gross profit	946,751	902,400

OPERATING EXPENSES
Selling, general and administrative	1,480,847	1,620,233

Research and development	596,451	566,856

Total operating expenses	2,077,298	2,187,089

Operating loss	(1,130,547)	(1,284,689)

INTEREST AND OTHER INCOME	4,646	17,321

INTEREST EXPENSE	(68,498)	(48,492)

Loss before provision for income taxes	(1,194,399)	(1,315,860)

PROVISION FOR INCOME TAXES	—	603

NET LOSS	$(1,194,399)	$(1,315,257)

LOSS PER SHARE:

Basic	$(.10)	$(.12)
Diluted	(.10)	(.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,437,150	10,784,483
Diluted	12,437,150	10,784,483

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

(unaudited)

	Three Months Ended March 31,
	2008	2007

OPERATING ACTIVITIES
Net loss	$(1,194,399)	$(1,315,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	113,492	111,085
Amortization of acquired intangibles	172,125	172,125
Provision for doubtful accounts	767	—
Amortization of capitalized software costs	125,121	102,105
Stock based compensation	117,514	45,179
Increase (decrease) from changes in:
Receivables	248,887	143,755
Inventories	(1,643)	(40,514)
Prepaid expenses and other assets	(12,342)	88,644
Accounts payable	14,194	(26,247)
Accrued liabilities	(275,233)	32,295
Deferred service contract income	419,076	460,062
Deferred revenue on system sales	(30,349)	(36,705)
Net cash used in operating activities	(302,790)	(263,473)

INVESTING ACTIVITIES
Additions to property and equipment	(11,849)	(20,424)
Additions to capitalized software costs	(156,396)	(230,051)
Net cash used in investing activities	(168,245)	(250,475)

FINANCING ACTIVITIES
Borrowings on notes payable	2,775,000	1,026,477
Payments on notes payable	(250,050)	(1,023,517)
Payments on capital leases	(37,559)	(37,560)
Decrease in restricted cash	—	1,000,000
Exercise of stock options	—	2,880
Net cash provided by financing activities	2,487,391	968,280

Foreign currency translation adjustment	170	(2,612)

NET INCREASE (DECREASE) IN CASH	2,016,526	451,720)

CASH, beginning of period	803,392	1,014,632

CASH, end of period	$2,819,918	$1,466,352

See notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1-Presentation of Financial Statements

In the opinion of management of Aspyra, Inc. (the “Company” or “ASPYRA”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2008, the results of its operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007.  These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2-Liquidity

As of March 31, 2008, the Company’s working deficit of $1,956,691 compared to a working deficit of $4,007,912, as of December 31, 2007. At March 31, 2008, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $776,477 was outstanding. On March 26, 2008, the Company executed agreements renewing its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2009.  The revolving line of credit is subject to certain covenants, including revised financial covenants.  As of March 31, 2008, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula, based on eligible accounts receivable and inventory balances.  At March 31, 2008, the Company had $460,963 outstanding on its capital leases of which $150,237 is due in the next twelve months.

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

On March 26, 2008 the Company entered into a Note Purchase Agreement with various current and new shareholders.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000. The notes are convertible up to 5,427,273 shares of the Company’s Common Stock and have a maturity date of March 26, 2010 and bear interest at the rate of 8% per annum compounded on each July 15 and January 15.  Pursuant to the terms of the transaction, the Company issued 3 year warrants to purchase up to 5,496,646 of shares of Common Stock.  As a result, assuming the conversion of all promissory notes and exercise of all warrants, up to 10,923,919 shares of the Company’s Common Stock may be issued.  Such an issuance if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions effect a change of control of the Company.

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

Note 3-Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.  The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At March 31, 2008, the inventory allowance was $181,781.

Note 4-Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  In accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets, management reviews definite life intangible assets to determine if events or circumstances have occurred which may cause the carrying values of intangible assets to be impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable.  There was no impairment when the Company did its annual impairment testing and no events have occurred since that time that would trigger a reevaluation.  At March 31, 2008, the net carrying value of goodwill and intangible assets were $7,268,434 and $3,588,857, respectively.

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

Earnings per share have been computed as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

NET LOSS, as reported	$(1,194,399)	$(1,315,257)
Basic weighted average number of common shares outstanding, as reported and restated	12,437,150	10,784,483
Dilutive effect of stock options, as reported and restated	—	—
Diluted weighted average number of common shares outstanding, as reported and restated	12,437,150	10,784,483
Basic and diluted loss per share, as reported	$(.10)	$(.12)

For the three months ended March 31, 2008, options to purchase 868,626 shares of common stock at per share prices ranging from $1.05 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the three months ended March 31, 2007, options to purchase 575,433 shares of common stock at per share prices ranging from $1.51 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

Note 6-Debt Obligations

On March 26, 2008, the Company executed agreements to renew its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2009.  The revolving line of credit is subject to certain covenants, including revised financial covenants.  As of March 31, 2008, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula, based on eligible accounts receivable and inventory balances.  On March 31, 2008, the total amount due to the bank was $776,477.

Note 7-Stock-Based Compensation

Equity Incentive and Stock Option Plans: At March 31, 2008, the Company has two stock-based compensation plans. Readers should refer to both Item 6, Note 1 and Note 8 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, for additional information related to these stock-based compensation plans. There were 162,500 options granted in the three months ended March 31, 2008.  There were no options granted in the three months ended March 31, 2007.  No stock options were exercised in the period ending March 31, 2008.  There were 4,000 options exercised in the period ending March 31, 2007 by one option holder and the Company received $2,880.  The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $117,514 and $45,179 for the periods ended March 31, 2008 and 2007, respectively.

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

Note 10-Private Placement

On January 28, 2008, the Company entered into a Note Purchase Agreement with two of the Company’s current stockholders, C. Ian Sym-Smith, who is also a director, and TITAB, LLC.  Pursuant to the Purchase Agreement, the purchasers each purchased a secured promissory note from the Company in the principal amounts of $200,000 and $100,000, respectively.  The two notes each have a maturity of six months from the date of issuance and bear interest at the rate of LIBOR plus 2.5% per annum. These notes automatically converted to the terms and conditions of the subsequent transaction completed on March 26, 2008 discussed below.  On March 13, 2008, the Company entered into a Note Purchase Agreement with one of the Company’s current stockholders, J. Shawn Chalmers.  Pursuant to the Purchase Agreement Mr. Chalmers purchased a secured promissory note from the Company in the principal amounts of $300,000.  The note has a maturity date of July 28, 2008 and bears interest at the rate of LIBOR plus 2.5% per annum. Mr. Chalmers had the option and exercised the option to convert to the terms and conditions of the subsequent transaction completed on March 26, 2008 discussed below.

On March 26, 2008 the Company entered into a private placement transaction with various current and new investors in the Company.  Pursuant to the Purchase Agreement entered into with these investors, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.55 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible into up to 5,427,273 shares of the Company’s Common Stock, have a maturity date of March 26, 2010 and bear interest at the rate of 8% per annum compounded on each July 15 and January 15.  Pursuant to the terms of the transaction, the Company issued to the note holders 3 year warrants to purchase up to an additional 5,496,646 of shares of Common Stock. Assuming the conversion of all promissory notes and exercise of all warrants, up to 10,923,919 shares of the Company’s Common Stock may be issued as a result of the private placement. Such an issuance, if it were to occur, would be highly dilutive to existing shareholders and may, under certain conditions, effect a change of control of the Company. The Company’s obligations under the notes are secured by a security interest in substantially all of the Company’s tangible and intangible assets, pursuant to the terms of a Security Agreement dated March 26, 2008. In addition, Company entered into a note purchase agreement with Great American Investors (GAI) for the amount of the transaction fees of $210,000.  Pursuant to the terms of an agreement between the Company and GAI, the Company issued warrants to purchase such number of shares of Common Stock equal to the total number of shares of Common Stock which shall be initially issuable upon conversion of the related Note plus and additional 69,375 warrants.  The transfer fee of $210,000 will be recognized over the shorter term of debt or date of conversion based on the effective interest method. During the quarter ended March 31, 2008, the Company valued the warrants received in the private placement and purchase agreement with GAI utilizing the Black-Scholes Model and determined that the value of the warrants is $840,000.  The Company allocated the value of the warrants as a contra discount to the principal amount of the notes and it is being recognized over the term of the notes.  In addition, the warrant holders are getting a discount of $.025 per share, which gives rise to a beneficial conversion feature of $133,000 that is being charged to earnings over the period from the date of issuance to the date of which the holder can realize a return.  As of March 31, 2008 $30,324 of the beneficial conversion was charged to earnings.

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

Note 11-New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (Revised) (“FAS 141(R)”),  Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. FAS141(R) replaces FAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt FAS141(R) in calendar year 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB staff issued a staff position that delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities except for those recognized or disclosed annually. The FASB also issued FAS-157-1, “application of FASB Statement No. 157 to FASB Statement No. 13 and other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classifications or Measurements under SFAS Statement No. 13”. We are required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. The adoption of SFAS No. 157 did not have a material effect on our operating results or financial position.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008.  The adoption of SFAS No. 159 did not have a material effect on our operating results or financial position.

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

In March 2008, the Financial Accounting Standards Board or FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities which amends SFAS No. 133. The statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

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

All forward-looking statements are present expectations of future events and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The risks related to ASPYRA’s business discussed under “Risk Factors” of this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those described in the forward-looking statements.  Such risks include, among others: the competitive environment; unexpected technical and marketing difficulties inherent in major product development efforts; the potential need for changes in our long-term strategy in response to future developments; future advances in clinical information technology and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the products offered by ASPYRA; and rapid technological change in the microelectronics and software industries.

The Company makes no representation as to whether any projected or estimated information or results contained in any forward-looking statements will be obtained or achieved. Shareholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company is under no obligation, and it expressly disclaims any obligation, to update or alter any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.

Overview

The following discussion relates to the consolidated business of ASPYRA, which includes the operations of its wholly owned subsidiary, Aspyra Diagnostic Solutions, Inc. (ADSI), formerly StorCOMM, Inc., and its wholly owned subsidiary Aspyra Technologies, Ltd. (ATI), formerly StorCOMM Technologies, Ltd.

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

ASPYRA’s results of operations for the quarter ended March 31, 2008 were marked by a slight decrease in sales and a decrease in operating loss that are more fully discussed in the following section “Results of Operations”.  Sales cycles for Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) products are generally lengthy and on average exceed six months from inception to closure.  Because of the complexity of the sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.  Furthermore, the Company has been primarily reliant on distributors and channel partners for the sales of its Diagnostic Systems and has been subject to inconsistent flow of orders.  ASPYRA’s sales force is now focusing on a direct sales model for some of the diagnostic system products to supplement the distribution and channel network so that it will be less reliant on third parties for the sale of its diagnostic systems.  ASPYRA has completed new versions of its laboratory and radiology information systems products, as well as its new AccessRAD Radiology Information System (“RIS”) / Picture Archive Communication Systems (“PACS”) which it has begun marketing.  At March 31, 2008, the Company had $401,397 in deferred revenue.

The operating losses incurred by the Company during the quarter ended March 31, 2008 were attributable to the uneven sales performance previously discussed.  The decrease in operating loss for the quarter ended March 31, 2008 as compared to the same period of 2007 is a result of reductions in redundant personnel and other expenses.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Revenues:
System sales	20.7%	25.9%
Service revenues	79.3	74.1
Total revenues	100.0	100.0
Cost of products and services sold:
System sales	25.9	24.3
Service revenues	30.4	34.7
Total cost of products and services	56.3	59.0
Gross profit	43.7	41.0
Operating expenses:
Selling, general and administrative	68.4	73.6
Research and development	27.6	25.7
Total operating expenses	96.0	99.3
Operating loss	(52.2)	(58.3)

Loss before provision for income taxes	(55.2)	(59.7)
Provision for income taxes	—	—

Net loss	(55.2)	(59.7)

Revenues

Sales for the quarter ended March 31, 2008 were $2,164,565, as compared to $2,201,968 for the quarter ended March 31, 2007, an overall decrease of $37,403 or 1.7%. When analyzed by revenue category, sales of Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) decreased by $122,631 or 21.5%, partially offset by an increase in services of $85,228 or 5.2%. As described above under “Overview”, the decrease in sales of DIS products was primarily attributable to the reduction in sales through the Company’s distributors and channel partners.  Management believes that the importance of imaging technologies such as the Company’s PACS products justifies them as an investment by end users to improve efficiencies.  The increase in service revenues is primarily attributable to continued high levels of renewals of extended maintenance contracts and an increasing level of post-implementation services provided.  If and when the Company’s installed base of CIS and DIS installations increases, then service revenues would be expected to increase as well.

The Company intends to expand its sales and marketing activities, directing its focus towards larger customers and multi-product sales as well as selling new products into its installed customer base. The Company continues to seek strategic joint marketing partnerships with other companies, and channel partners.  We expect that the Company’s future operating results will continue to be subject to annual and quarterly variations based upon a wide variety of factors, including the volume mix and timing of orders received during any quarter or annual period.  In addition, the Company’s revenues associated with CIS and DIS transactions may be delayed due to customer related issues such as availability of funding, staff availability, IT infrastructure readiness, and the performance of third party contractors, all of which are issues outside of the control of ASPYRA.

Costs of products and services sold

Cost of products and services sold decreased by $81,753 or 6.3% for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. The overall decrease in cost of sales was primarily attributable to a decrease in labor costs of $30,580 or 4.3% and a decrease in other costs of sales of $62,302 or 12.7%, partially offset by an increase in material costs of $11,129 or 10.7%. The decrease in labor costs and other costs of sales was primarily attributable to reduction of personnel and overhead.

Cost of products and services sold as a percentage of sales decreased to 56% for the quarter ended March 31, 2008, as compared to 59% for the quarter ended March 31, 2007. The overall percentage decrease in cost of sales, as a percentage of sales, was primarily attributable to reduction in personnel.  Management believes the gross profit margin will improve in the remainder of fiscal 2008; however, the Company could experience quarterly variations in gross margin as a result of the factors discussed above. Management was able to eliminate redundant personnel and achieve operational synergies that yielded reductions in operating expenses during the first quarter of 2008 which we expect to be evident in the remainder of fiscal 2008.

Selling, general and administrative expenses

Selling, general, and administrative expenses decreased by $139,386 or 8.6% for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007.  The reduction of expenses was primarily attributable to decreases of approximately $250,000 related to salaries, $47,000 in travel and lodging expenses, which were partially offset by an increase of $125,000 in legal and accounting expenses, and $46,000 consulting expenses related to the documentation of the Company’s internal controls and consulting fees compared to the same period in fiscal 2006. Management continues to evaluate cost reductions in some of its selling, general and administrative expenses while it also continues to plan further investment in its marketing programs.

Research and development expenses

Research and development expenses increased $29,595 or 5.2% during the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007. The increase was primarily attributable to a reduction in the capitalized software costs related to new development as the Company spent additional time on existing software.  This was partially offset by decreases in salaries of personnel in product development.  Current development expenses were attributable to the development of AccessRAD, the RIS/PACS platform that integrates the Company’s radiology information system CyberRAD with its AccessNET PACS system, and enhancements and new modules for the Company’s CIS and DIS products.  For the quarter ended March 31, 2008 and the quarter ended March 31, 2007, the Company’s capitalized software costs were $156,396 and $230,051, respectively, which are generally amortized over the estimated useful life not to exceed five years.

Interest Expense

Interest and other income was $4,646 for the quarter ended March 31, 2008 as compared to $17,321 for the quarter ended March 31, 2007 due to improved collection activity and therefore a decrease in finance charges levied on customers who were late in their payments on accounts receivable.

Interest expense was $68,498 for the quarter ended March 31, 2008 as compared to $48,492 for the quarter ended March 31, 2007.  The increase was primarily due to the increased level of borrowings during the current quarter as compared to the same period of fiscal 2007.

Net loss

As a result of the factors discussed above, the Company incurred a net loss of $1,194,399 or basic and diluted loss per share of $0.10 for the quarter ended March 31, 2008 as compared to a net loss of $1,315,257 or basic and diluted loss per share of $0.12 for the quarter ended March 31, 2007.

Liquidity and Capital Resources

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $156,396 and $230,051, respectively, during quarter ended March 31, 2008 and 2007 in software development.  These expenditures related to investment in the Company’s RIS/PACS integrated system, AccessRAD, enhancements to AccessNET, the new browser version of the Company’s LIS product, CyberLAB, and other product enhancements. The Company anticipates expending additional sums during fiscal 2008 on product enhancements to all its products and the further development of AccessRAD.  During the quarter ended March 31, 2008, the Company invested an aggregate of $11,849 in fixed assets primarily consisting of computers and software, as compared to an investment of $20,424 in fixed assets primarily consisting of computers, network infrastructure, telephone and data communications systems, and software in the quarter ended March 31, 2007.

As of March 31, 2008, the Company’s working capital amounted to a deficit of $1,956,691 as compared to a deficit of $4,007,912 as of December 31, 2007.  The reduction in deficit was primarily attributable to the private placement transaction completed on March 26, 2008.  As described in more detail below, on March 26, 2008 the Company entered into a Note Purchase Agreement with various current and new investors.  Under the terms of the private placement, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000 together with warrants executable for additional shares of Common Stock.

On March 26, 2008, the Company executed agreements renewing its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2009.  The revolving line of credit is subject to certain covenants including revised financial covenants. At March 31, 2008, the balance outstanding on the Company’s revolving line of credit was $776,477.  As of March 31, 2008, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.

Cash used in operating activities was $302,790 for the quarter ended March 31, 2008, compared to cash used in operating activities of $263,473 for the quarter ended March 31, 2007.  The increase in cash used for operating activities was primarily attributable to the net change in accrued liabilities and prepaid expenses, which was partially offset by the change in receivables and increased amortization of capitalized software and stock based compensation.

Net cash used in investing activities totaled $168,245 for the quarter ended March 31, 2008, compared to $250,475 used in investing activities during the same period of 2007.  The change was primarily the result of a decrease in investment in fixed assets and software capitalization costs compared to the same period of 2007.

Cash provided by financing activities amounted to $2,487,391 during the quarter ended March 31, 2008 compared to cash provided by financing activities of $968,280 in the same period of 2007.  The increase was primarily attributable to the Company completing the private placement transaction described below on March 26, 2008, partially offset by the payments on notes payable in the first quarter ended March 31, 2008.

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

On March 26, 2008 the Company completed a private placement of promissory notes and warrants pursuant to a Note Purchase Agreement entered into with various current and new investors.  Under the terms of the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000.  The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.55 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible into up to 5,427,273 shares of the Company’s Common Stock, have a maturity date of March 26, 2010 and bear interest at the rate of 8% per annum compounded on each July 15 and January 15.  Under the terms of the transaction, the Company issued to the note holders 3 year warrants to purchase up to an aggregate of 5,496,646 of shares of Common Stock.  As a result, assuming the conversion of all promissory notes and exercise of all warrants issued in the private placement, up to 10,923,919 shares of the Company’s Common Stock may be issued.  Such an issuance if it were to occur, would be highly dilutive to existing shareholders and may, under certain conditions, effect a change of control of the Company. Simultaneously with the execution of the Purchase Agreement, the Company and each of the investors entered into a Registration Rights Agreement, pursuant to which each of the investors shall be entitled to certain registration rights.

We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  If the Company is unable to generate cash from operations or meet revenue targets or obtain new cash inflows from financing or equity offerings, the Company would need to take action and reduce costs in order to operate for the next 12 months.  This requires the Company to have ongoing courses of action to reduce costs and look for new sources of financings and capital infusion.    We may also require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility.  The sale of additional convertible debt securities or equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may from time to time evaluate acquisitions of other businesses, applications or technologies.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of ASPYRA’s financial condition and results of operations are based upon the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with some of its customers.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes a determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At March 31, 2008, the inventory reserve was approximately $181,781.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at March 31, 2008 was $671,558, net of an allowance for doubtful accounts of approximately $55,990.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately and specifically defined in a quotation or contract.  Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  Revenues are presented net of discounts.  At March 31, 2008 deferred revenue was $401,397.

Post-implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, the professional services portion of the arrangement (other than installation services) based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At March 31, 2008, deferred service contract income was $2,143,726.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the three months ended March 31, 2008 and 2007, the Company capitalized $156,396 and $230,051, respectively.  At March 31, 2008, the balance of capitalized software costs was $2,870,508, net of accumulated amortization of $1,000,286.

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

Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB staff issued a staff position that delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities except for those recognized or disclosed annually. The FASB also issued FAS-157-1, “application of FASB Statement No. 157 to FASB Statement No. 13 and other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classifications or Measurements under SFAS Statement No. 13”. We are required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. The adoption of SFAS No. 157 did not have a material effect on our operating results or financial position.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our operating results or financial position.

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

In March 2008, the Financial Accounting Standards Board or FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities which amends SFAS No. 133. The statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

Part II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales Of Equity Securities And Use Of Proceeds.

As described above in Note 10 to our condensed consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” the Company entered into the following transactions in the fiscal quarter ended March 31, 2008. Other than the convertible note and warrant issued in the private placement described below to Great American Investors as payment for their fees of $210,000 as placement agent for that transaction, all proceeds from the sale of these securities were used for the Company’s general working capital purposes:

•                  The sale on January 28, 2008 of secured promissory notes convertible into shares of our common stock in the aggregate principal amount of $300,000 to two of our current shareholders: C. Ian Sym-Smith, who is also a director of the Company, and TITAB, LLC. The material terms of this transaction are described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008 which is hereby incorporated by reference herein.

•                  The sale on March 13, 2008 of a secured promissory note in the aggregate principal amount of $300,000 to one of our current shareholders, J. Shawn Chalmers, which note was subsequently rolled over and converted to a promissory note issued in the private placement described below. The material terms of this transaction are described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2008 which is hereby incorporated by reference herein.

•                  The sale on March 26, 2008 of secured promissory notes in the aggregate principal amount of $2,775,000 to certain current and new Company investors, convertible at $0.55 per share into an aggregate of 5,427,273 shares of our common stock, together with accompanying 3-year warrants exercisable for an additional 5,496,646 shares of our common stock at an exercise price of $0.55 per share. The notes are secured by a lien on substantially all of the Company’s assets, and all shares of our common stock issuable upon conversion of principal and accrued interest under the notes and upon exercise of the warrants have rights of registration pursuant to a Registration Rights Agreement entered into between the Company and these private placement investors. The material terms of this transaction are described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2008 which is hereby incorporated by reference herein.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission Of Matters To A Vote Of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6. Exhibits.

Exhibit No.		Description

3.1	(1)	Restated Articles of Incorporation, as amended.

3.2	(2)	Amendment to the Restated Articles of Incorporation filed with the Secretary of the State of California on November 21, 2005.

3.3	(1)	By-Laws, as amended.

10.1	(3)	Note Purchase Agreement dated as of January 28, 2008

10.2	(3)	Security Agreement dated as of January 28, 2008

10.3	(4)	Agreement dated February 25, 2008 by and between Aspyra, Inc. and James Zierick

10.4	(5)	Note Purchase Agreement dated as of March 13, 2008

10.5	(5)	Security Agreement dated as of March 13, 2008

10.6	(6)	Securities Purchase Agreement dated as of March 26, 2008

10.7	(6)	Form of Note

10.8	(6)	Form of Warrant

10.9	(6)	Registration Rights Agreement dated as of March 26, 2008

10.10	(6)	Security Agreement dated as of March 26, 2008

10.11	(6)	Business Loan Agreement

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)          Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265.

(2)          Included as an Annex to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC File No. 333-128795.

(3)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

(4)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008.

(5)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2008.

(6)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2008.

*               Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPYRA, INC.

Date: May 15, 2008	/s/ James Zierick
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008	/s/ Anahita Villafane
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Restated Articles of Incorporation, as amended.

3.2	(2)	Amendment to the Restated Articles of Incorporation filed with the Secretary of the State of California on November 21, 2005.

3.3	(1)	By-Laws, as amended.

10.1	(3)	Note Purchase Agreement dated as of January 28, 2008

10.2	(3)	Security Agreement dated as of January 28, 2008

10.3	(4)	Agreement dated February 25, 2008 by and between Aspyra, Inc. and James Zierick

10.4	(5)	Note Purchase Agreement dated as of March 13, 2008

10.5	(5)	Security Agreement dated as of March 13, 2008

10.6	(6)	Securities Purchase Agreement dated as of March 26, 2008

10.7	(6)	Form of Note

10.8	(6)	Form of Warrant

10.9	(6)	Registration Rights Agreement dated as of March 26, 2008

10.10	(6)	Security Agreement dated as of March 26, 2008

10.11	(6)	Business Loan Agreement

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)          Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265.

(2)          Included as an Annex to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC File No. 333-128795.

(3)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

(4)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008.

(5)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2008.

(6)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2008.

*               Filed herewith.