Form 10-Q
period 2008-06-30
ASPYRA INC
filed 2008-08-11
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-13268

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

As of August 7, 2008, there were 12,437,150 shares of the registrant’s common stock outstanding.

ASPYRA, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2008

ASPYRA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,102,526	$803,392
Receivables, net	849,027	921,212
Inventory	45,335	49,802
Prepaid expenses and other assets	372,666	126,139
TOTAL CURRENT ASSETS	3,369,554	1,900,545

PROPERTY AND EQUIPMENT, net	652,481	839,889
OTHER ASSETS	275,463	86,529
INVENTORY OF COMPONENT PARTS	55,448	74,896
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,121,477 and $875,165	2,881,008	2,839,232
INTANGIBLES, net	3,416,732	3,760,982
GOODWILL	7,268,434	7,268,434
	$17,919,120	$16,770,507
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$950,555	$1,200,605
Accounts payable	678,782	784,735
Accrued liabilities:
Vacation pay	320,252	363,239
Accrued compensation	438,920	518,737
Accrued interest	181,103	106,646
Deferred rent	71,339	65,143
Customer deposits	287,010	218,994
Other	294,547	343,725
Deferred service contract income	2,202,940	1,724,650
Deferred revenue on system sales	483,047	431,746
Capital lease — current portion	150,237	150,237
TOTAL CURRENT LIABILITIES	6,058,732	5,908,457

CAPITAL LEASE, LESS CURRENT PORTION	273,167	348,285
NOTES PAYABLE	2,250,000	—

TOTAL LIABILITIES	8,581,899	6,256,742

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 40,000,000 shares authorized; 12,437,150 shares issued and outstanding	22,761,951	22,761,951
Additional paid-in-capital	2,397,207	1,178,354
Accumulated deficit	(15,761,295)	(13,366,612)
Accumulated other comprehensive loss	(60,642)	(59,928)
TOTAL SHAREHOLDERS’ EQUITY	9,337,221	10,513,765

	$17,919,120	$16,770,507

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,
	2008	2007

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$632,015	$841,872
Service revenue	1,684,792	1,808,785
	2,316,807	2,650,657

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	649,980	610,447
Service revenue	603,407	694,808
	1,253,387	1,305,255

Gross profit	1,063,420	1,345,402

OPERATING EXPENSES
Selling, general and administrative	1,672,741	1,664,754

Research and development	381,272	541,117

Total operating expenses	2,054,013	2,205,871

Operating loss	(990,593)	(860,469)

INTEREST AND OTHER INCOME	15,261	11,223

INTEREST EXPENSE	(224,951)	(44,410)

Loss before provision for income taxes	(1,200,283)	(893,656)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,200,283)	$(893,656)

LOSS PER SHARE:

Basic	$(.10)	$(.08)
Diluted	(.10)	(.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,437,150	10,787,150
Diluted	12,437,150	10,787,150

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended June 30,
	2008	2007

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$1,080,784	$1,413,271
Service revenue	3,400,588	3,439,354
	4,481,372	4,852,625

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	1,210,235	1,146,972
Service revenue	1,260,967	1,457,851
	2,471,202	2,604,823

Gross profit	2,010,170	2,247,802

OPERATING EXPENSES
Selling, general and administrative	3,153,588	3,284,986

Research and development	977,723	1,107,974

Total operating expenses	4,131,311	4,392,960

Operating loss	(2,121,141)	(2,145,158)

INTEREST AND OTHER INCOME	19,907	28,544

INTEREST EXPENSE	(293,449)	(92,902)

Loss before provision for income taxes	(2,394,683)	(2,209,516)

PROVISION FOR INCOME TAXES	—	603

NET LOSS	$(2,394,683)	$(2,208,913)

LOSS PER SHARE:

Basic	$(.19)	$(.20)
Diluted	(.19)	(.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,437,150	10,785,817
Diluted	12,437,150	10,785,817

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

(unaudited)

	Six Months Ended June 30,
	2008	2007

OPERATING ACTIVITIES
Net loss	$(2,394,683)	$(2,208,913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	335,278	220,853
Amortization of acquired intangibles	344,250	344,250
Provision for doubtful accounts	13,337	—
Amortization of capitalized software costs	246,313	202,609
Stock based compensation	245,853	83,065
Increase (decrease) from changes in:
Receivables	58,848	71,612
Inventories	23,916	46,151
Prepaid expenses and other assets	(118,711)	49,759
Accounts payable	(105,953)	(31,584)
Accrued liabilities	(23,316)	57,401
Deferred service contract income	478,290	695,701
Deferred revenue on system sales	51,301	107,600
Net cash used in operating activities	(845,277)	(361,496)

INVESTING ACTIVITIES
Additions to property and equipment	(17,447)	(38,762)
Additions to capitalized software costs	(288,087)	(454,941)
Net cash used in investing activities	(305,534)	(493,703)

FINANCING ACTIVITIES
Borrowings on notes payable	2,775,000	1,026,477
Payments on notes payable	(250,050)	(1,070,823)
Payments on capital leases	(75,118)	(75,119)
Decrease in restricted cash	—	1,000,000
Exercise of stock options	—	2,880
Net cash provided by financing activities	2,449,832	883,415

Foreign currency translation adjustment	113	(10,623)

NET INCREASE IN CASH	1,299,134	17,593

CASH, beginning of period	803,392	1,014,632

CASH, end of period	$2,102,526	$1,032,225

See notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1-Presentation of Financial Statements

In the opinion of management of Aspyra, Inc. (the “Company” or “ASPYRA”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007.  These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2-Liquidity

As of June 30, 2008, the Company’s working deficit of $2,689,178 compared to a working deficit of $4,007,912, as of December 31, 2007. At June 30, 2008, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $776,477 was outstanding. On March 26, 2008, the Company executed agreements renewing its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2009.  The revolving line of credit is subject to certain covenants, including revised financial covenants.  As of June 30, 2008, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula, based on eligible accounts receivable and inventory balances.  At June 30, 2008, the Company had $423,404 outstanding on its capital leases of which $150,237 is due in the next twelve months.

The Company’s primary source of working capital has been generated from private placements of securities and from borrowings.  The Company has been experiencing a history of losses due to the integration of its businesses and the significant investment in new products since the quarter ended March 31, 2005 and negative cash flows from operations since the quarter ended December 31, 2005.  An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts have had, and in the future could have, a negative effect on cash flow from operations and could in turn create short-term liquidity problems.

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

We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  If the Company is unable to generate cash from operations or meet revenue targets or obtain new cash inflows from financing or equity offerings, the Company would need to take action and reduce costs in order to operate for the next 12 months.  This requires the Company to have ongoing courses of action to reduce costs and look for new sources of financings and capital infusion.  We may, also, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may from time to time, evaluate acquisitions of other businesses, applications or technologies.

Note 3-Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.  The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At June 30, 2008, the inventory allowance was $186,230.

Note 4-Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  In accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets, management reviews definite life intangible assets to determine if events or circumstances have occurred which may cause the carrying values of intangible assets to be impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable.  There was no impairment when the Company did its annual impairment testing and no events have occurred since that time that would trigger a reevaluation.  At June 30, 2008, the net carrying value of goodwill and intangible assets were $7,268,434 and $3,416,732, respectively.

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

Earnings per share have been computed as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

NET LOSS, as reported	$(1,200,283)	$(893,656)	$(2,394,683)	$(2,208,913)
Basic weighted average number of common shares outstanding, as reported	12,437,150	10,787,150	12,437,150	10,785,817
Dilutive effect of stock options, as reported	—	—	—	—
Diluted weighted average number of common shares outstanding, as reported	12,437,150	10,787,150	12,437,150	10,785,817
Basic and diluted loss per share, as reported	$(.10)	$(.08)	$(.19)	$(.20)

For the three and six months ended June 30, 2008, options to purchase 1,414,084 shares of common stock at per share prices ranging from $0.36 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the three and six months ended June 30, 2007, options to purchase 564,870 shares of common stock at per share prices ranging from $1.51 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

Note 6-Debt Obligations

On March 26, 2008, the Company executed agreements to renew its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2009.  The revolving line of credit is subject to certain covenants, including revised financial covenants.  As of June 30, 2008, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula, based on eligible accounts receivable and inventory balances.  On June 30, 2008, the total amount due to the bank was $776,477 which is included in notes payable.

Note 7-Stock-Based Compensation

Equity Incentive and Stock Option Plans: At June 30, 2008, the Company has two stock-based compensation plans. Readers should refer to both Item 6, Note 1 and Note 8 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, for additional information related to these stock-based compensation plans. During the quarter ended June 30, 2008, the Company’s board of directors approved an amendment to the 2005 Equity Incentive Plan increasing the number of available shares.  The increase has not yet been ratified by the Company’s shareholders, accordingly any grant made from shares included in the increase are subject to shareholder approval.  There were 637,500 and 800,000 options granted in the three and six months ended June 30, 2008.  There were 50,000 options granted in the three and six months ended June 30, 2007.  No stock options were exercised in the six months ended June 30, 2008.  There were 4,000 options exercised in the six months ended June 30, 2007 by one option holder and the Company received $2,880.  The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $128,339 and $245,853 for the three and six months ended June 30, 2008 and $37,887 and $83,066 for the three and six months ended  June 30, 2007.

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

Note 9-Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

On March 26, 2008 the Company entered into a private placement transaction with various current and new investors in the Company.  Pursuant to the Purchase Agreement entered into with these investors, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.55 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible into up to 5,427,273 shares of the Company’s Common Stock, have a maturity date of March 26, 2010 and bear interest at the rate of 8% per annum compounded on each July 15 and January 15.  Pursuant to the terms of the transaction, the Company issued to the note holders 3 year warrants to purchase up to an additional 5,496,646 of shares of Common Stock. Assuming the conversion of all promissory notes and exercise of all warrants, up to 10,923,919 shares of the Company’s Common Stock may be issued as a result of the private placement. Such an issuance, if it were to occur, would be highly dilutive to existing shareholders and may, under certain conditions, effect a change of control of the Company. The Company’s obligations under the notes are secured by a security interest in substantially all of the Company’s tangible and intangible assets, pursuant to the terms of a Security Agreement dated March 26, 2008. In addition, the Company entered into a note purchase agreement with Great American Investors (GAI) for the amount of the transaction fees of $210,000.  Pursuant to the terms of an agreement between the Company and GAI, the Company issued warrants to purchase such number of shares of Common Stock equal to the total number of shares of Common Stock which shall be initially issuable upon conversion of the related Note plus and additional 69,375 warrants.  The transfer fee of $210,000 will be recognized over the shorter term of debt or date of conversion based on the effective interest method. As of June 30, 2008, $26,250 of the transfer fee was charged to earnings.  During the six months ended June 30, 2008, the Company valued the warrants received in the private placement and purchase agreement with GAI utilizing the Black-Scholes Model and determined that the value of the warrants is $840,000.  The Company allocated the value of the warrants as a contra discount to the principal amount of the notes and it is being recognized over the term of the notes.  As of June 30, 2008, $105,000 of the value of the warrants was charged to earnings.  In addition, the warrant holders are getting a discount of $.025 per share, which gives rise to a beneficial conversion feature of $133,000 that is being charged to earnings over the period from the date of issuance to the date of which the holder can realize a return.  As of June 30, 2008 $30,324 of the beneficial conversion was charged to earnings.

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

Note 11-New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (Revised) (“SFAS 141(R)”),  Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141(R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. The Company will adopt SFAS 141(R) in calendar year 2009.  The adoption of SFAS No. 141 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB staff issued a staff position that delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities except for those recognized or disclosed annually. The FASB also issued FAS-157-1, “application of FASB Statement No. 157 to FASB Statement No. 13 and other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classifications or Measurements under SFAS Statement No. 13”. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. The adoption of SFAS No. 157 did not have a material effect on our operating results or financial position.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not believe the adoption of SFAS 162 will have a material impact on the consolidated financial statements.

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

All forward-looking statements are present expectations of future events and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The risks related to ASPYRA’s business discussed under “Risk Factors” in our Annual Report on Form 10-KSB filed March 31, 2008, among others, could cause actual results to differ materially from those described in the forward-looking statements.  Such risks include, among others: the competitive environment; unexpected technical and marketing difficulties inherent in major product development efforts; the potential need for changes in our long-term strategy in response to future developments; future advances in clinical information technology and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the products offered by ASPYRA; and rapid technological change in the microelectronics and software industries.

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

ASPYRA operates in one business segment determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, and generates revenues primarily from the sale of its Clinical and Diagnostic Information Systems, which includes the license of proprietary application software, and may include the sale of servers and other hardware components to be integrated with its application software. In connection with its sales of its products, the Company provides implementation services for the installation, integration, and training of end users’ personnel. The Company also generates sales of ancillary software and hardware, to its customers and to third parties. We recognize these revenues under system sales in our financial statements.  The Company also generates recurring revenues from the provision of comprehensive post-implementation services to its customers, pursuant to extended service agreements. We recognize these revenues under service revenues in our financial statements.  This service relationship is an important aspect of our business, as the Company’s products are “mission critical” systems that are used by healthcare providers, in most cases, 24 hours per day and 7 days per week.  In order to retain this service relationship we must keep our products current for competitive, clinical, diagnostic, and regulatory compliance.  Enhancements to our products in the form of software upgrades are an integral part of our business model and are included as a contract obligation in our warranty and extended service agreements.  In order to generate such revenue opportunities our investment in software enhancements is significant and is a key component of our ongoing support obligations.

Because of the nature of our business, ASPYRA makes significant investments in research and development for new products and enhancements to existing products. Historically, ASPYRA has funded its research and development programs through cash flow primarily generated from operations. Management anticipates that future expenditures in research and development will continue at current levels.

Aspyra incurred a net loss of $1,200,283 or basic and diluted loss per share of $0.10 for the quarter ended June 30, 2008 as compared to a net loss of $893,656 or basic and diluted loss per share of $0.08 for the quarter ended June 30, 2007.  For the six months ended June 30, 2008, the Company incurred a net loss of $2,394,683 or basic and diluted loss per share of $0.19 as compared to a net loss of $2,208,913 or basic and diluted loss per share of $0.20 for the same period of fiscal 2007.

The operating losses incurred by the Company during the three and six months ended June 30, 2008 were attributable to a decrease in sales compared to the same periods in 2007, partially offset by lower costs as a result of actions taken in the first quarter of 2008  to reduce personnel and other expenses. The results are more fully discussed in the following section “Results of Operations”.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenues:
System sales	27.3%	31.8%	24.1%	29.1%
Service revenues	72.7	68.2	75.9	70.9
Total revenues	100.0	100.0	100.0	100.0
Cost of products and services sold:
System sales	28.1	23.0	27.0	23.6
Service revenues	26.0	26.2	28.1	30.1
Total cost of products and services	54.1	49.2	55.1	53.7
Gross profit	45.9	50.8	44.9	46.3
Operating expenses:
Selling, general and administrative	72.2	62.8	70.4	67.7
Research and development	16.5	20.4	21.8	22.8
Total operating expenses	88.7	83.2	92.2	90.5
Operating loss	(42.8)	(32.4)	(47.3)	(44.2)

Loss before provision for income taxes	(51.8)	(33.7)	(53.4)	(45.5)
Provision for income taxes	—	—	—	—

Net loss	(51.8)	(33.7)	(53.4)	(45.5)

Revenues

Sales for the quarter ended June 30, 2008 were $2,316,807, as compared to $2,650,657 for the quarter ended June 30, 2007, an overall decrease of $333,850 or 12.6%. For the six months ended June 30, 2008, sales decreased to $4,481,372, as compared to $4,852,625 for the comparable six-month period ended June 30, 2007, an overall decrease of $371,253 or 7.7%.

When analyzed by revenue category for the quarter and six-month period ended June 30, 2008, sales of Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) decreased by $209,857 or 24.9% and $332,487 or 23.5%, respectively, and a decrease in service revenues of $123,993 or 6.9% and $38,766 or 1.1%, respectively. The decrease in sales of DIS products was primarily attributable to the reduction in sales through the Company’s distributors and channel partners.  Management believes that the importance of imaging technologies such as the Company’s Radiology Information System (“RIS”) / Picture Archive Communication System (“PACS”) products justifies them as an investment by end users to improve efficiencies.  The Company has been rebuilding its sales force and hired several new experienced regional sales managers in an effort to capitalize on market opportunities.

The decrease in service revenues is primarily attributable to a reduced number of post-implementation services provided.  If and when the Company’s installed base of CIS and DIS installations increases, then service revenues would be expected to increase as well.

Sales cycles for Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) products are generally lengthy and on average exceed six months from inception to closure.  Because of the complexity of the sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.  Furthermore, the Company has been primarily reliant on distributors and channel partners for the sales of its Diagnostic Systems and has been subject to inconsistent flow of orders.  ASPYRA’s sales force is now focusing on a direct sales model for some of the diagnostic system products to supplement the distribution and channel network so that the Company will be less reliant on third parties for the sale of its diagnostic systems.  ASPYRA has completed new versions of its laboratory and radiology information systems products, as well as its new AccessRAD RIS/ PACS which it has begun marketing.

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

Costs of products and services sold

Cost of products and services sold decreased by $51,868 or 4.0% for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007. Cost of products and services sold decreased by $133,621 or 5.1% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  For the quarter, the overall decrease in cost of sales was primarily attributable to a decrease in labor costs of $100,341 or 13.7%, partially offset by an increase in material costs of $5,682 or 3.2% and an increase other costs of sales of $42,792 or 10.9%.  For the six-month period, the overall decrease in cost of sales was primarily attributable to a decrease in labor costs of $130,922 or 9.1% and a decrease in other costs of sales of $19,510 or 2.2%, partially offset by an increase in material costs of $16,811 or 6.0%. The decrease in labor costs and other costs was primarily attributable to reduction of personnel and overhead.  The slight increase in material costs was attributable to the mix of system sales requiring hardware.

For the quarter and six months ended June 30, 2008, cost of products and services sold as a percentage of sales was 54% and 55%, as compared to 49% and 54% for the quarter and six months ended June 30, 2007. The overall percentage increase in cost of sales, as a percentage of sales, was primarily attributable to reduction in revenues as described above.  Management believes the gross profit margin will improve in the remainder of fiscal 2008; however, the Company could experience quarterly variations in gross margin as a result of the factors discussed above. Management was able to eliminate redundant personnel and achieve operational synergies that yielded reductions in operating expenses during the first quarter of 2008 which we expect to be evident in the remainder of fiscal 2008.

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $7,987 or 0.5% for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007. For the six months ended June 30, 2008, selling, general, and administrative expenses decreased by $131,398 or 4.0%, as compared to the six months ended June 30, 2007.

For the quarter ended June 30, 2008, the increase in selling, general, and administrative expenses was primarily related to the increase of approximately $90,000 in SFAS 123(R) expense, stock administration of $48,000, and consulting expense of $80,000, recruitment expense of $103,000, which was partially offset by a decrease in salaries of $186,000, legal and accounting expense of $50,000, trade show expenses of $35,000 and travel and lodging expenses of $50,000 compared to the same period in fiscal 2007.

 For the six-month period, the reduction of expenses was primarily attributable to decreases of approximately $501,000 related to salaries, $46,000 in trade show expense, and $105,000 in travel and lodging expenses, which were partially offset by an increase of $78,000 in legal and accounting expenses,$163,000 in SFAS 123(R) stock compensation expense,  $50,000 in stock administration expenses, $103,000 in recruitment fees and $126,000 consulting expenses related to the documentation of the Company’s internal controls and consulting fees compared to the same period in fiscal 2007. Management continues to evaluate cost reductions in some of its selling, general and administrative expenses while it also continues to plan further investment in its marketing programs.

Research and development expenses

For the quarter and six months ended June 30, 2008, research and development expenses decreased $159,845 or 29.5% and $130,251 or 11.8%, respectively, as compared to the quarter and six months ended June 30, 2007. The decrease was primarily attributable to decreases in salaries of personnel in product development.  Current development expenses were attributable to the development of AccessRAD, the RIS/PACS solution that integrates the Company’s CyberRAD radiology information system with its AccessNET PACS system, and enhancements and new modules for the Company’s CIS and DIS products.  For the quarter ended June 30, 2008 and 2007, the Company’s capitalized software costs were $131,691 and $224,890, respectively, which are generally amortized over the estimated useful life not to exceed five years.  For the six months ended June 30, 2008 and 2007, the Company’s capitalized software costs were $288,087 and $454,941, respectively, which are generally amortized over the estimated useful life not to exceed five years.

Interest expense and other income

Interest and other income was $15,261 and $19,907 for the quarter and six months ended June 30, 2008 as compared to $11,223 and $28,544 for the quarter and six months ended June 30, 2007 due to the collection activity and therefore finance charges levied on customers who were late in their payments on accounts receivable.

Interest expense was $224,951 and $293,449 for the quarter and six months ended June 30, 2008 as compared to $44,410 and $92,902 for the quarter and six months ended June 30, 2007.  The increase was primarily due to non-cash interest charges related to the value of warrants, beneficial conversion, and debt issuance costs resulting from the private placement transaction completed on March 26, 2008 see “Liquidity and Capital Resources” for additional information.

Net loss

As a result of the factors discussed above, the Company incurred a net loss of $1,200,283 or basic and diluted loss per share of $0.10 for the quarter ended June 30, 2008 as compared to a net loss of $893,656 or basic and diluted loss per share of $0.08 for the quarter ended June 30, 2007.  For the six months ended June 30, 2008, the Company incurred a net loss of $2,394,683 or basic and diluted loss per share of $0.19 as compared to a net loss of $2,208,913 or basic and diluted loss per share of $0.20 for the same period of fiscal 2007.

Liquidity and Capital Resources

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $288,087 and $454,941, respectively, in software development during the six months ended June 30, 2008 and 2007.  These expenditures related to investment in the Company’s RIS/PACS integrated system, AccessRAD, enhancements to AccessNET PACS, the new browser version of the Company’s LIS product, CyberLAB, and other product enhancements. The Company anticipates expending additional sums during fiscal 2008 on product enhancements to all its products and the further development of AccessRAD.  During the six months ended June 30, 2008, the Company invested an aggregate of $17,447 in fixed assets primarily consisting of computers and software, as compared to an investment of $38,762 in fixed assets primarily consisting of computers, network infrastructure, telephone and data communications systems, and software in the quarter ended June 30, 2007.

As of June 30, 2008, the Company’s working capital amounted to a deficit of $2,689,178 as compared to a deficit of $4,007,912 as of December 31, 2007.  The reduction in deficit was primarily attributable to the private placement transaction completed on March 26, 2008 with various current and new investors which is described in more detail below.

On March 26, 2008, the Company also executed agreements renewing its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2009.  The revolving line of credit is subject to certain covenants including revised financial covenants. At June 30, 2008, the balance outstanding on the Company’s revolving line of credit was $776,477.  As of June 30, 2008, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.

Cash used in operating activities was $845,277 for the six months ended June 30, 2008, compared to cash used in operating activities of $361,496 for the six months ended June 30, 2007.  The increase in cash used for operating activities was primarily attributable to the net change in accounts payable, accrued liabilities and prepaid expenses, which was partially offset by the change in receivables and deferred revenue on system sales along with increased amortization of capitalized software and stock based compensation.

Net cash used in investing activities totaled $305,534 for the six months ended June 30, 2008, compared to $493,703 used in investing activities during the same period of 2007.  The change was primarily the result of a decrease in investment in fixed assets and software capitalization costs compared to the same period of 2007.

Cash provided by financing activities amounted to $2,449,832 during the six months ended June 30, 2008 compared to cash provided by financing activities of $883,415 in the same period of 2007.  The increase was primarily attributable to the Company completing the private placement transaction described below on March 26, 2008, partially offset by the payments on notes payable and capital leases in the six months ended June 30, 2008.

The Company’s primary source of working capital has been generated from private placements of securities and from borrowings.  The Company has experienced a history of losses due to the integration of its businesses and the significant investment in new products since the quarter ended March 31, 2005 and negative cash flows from operations since the quarter ended December 31, 2005.  An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts have had and in the future could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.

On March 26, 2008 the Company completed a private placement of promissory notes and warrants pursuant to a Note Purchase Agreement entered into with various current and new investors.  Under the terms of the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000.  The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.55 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible into up to 5,427,273 shares of the Company’s Common Stock, have a maturity date of March 26, 2010 and bear interest at the rate of 8% per annum compounded on each July 15 and January 15.  Under the terms of the transaction, the Company issued to the note holders 3-year warrants to purchase up to an aggregate of 5,496,646 additional shares of Common Stock.  As a result, assuming the conversion of all promissory notes and exercise of all warrants issued in the private placement, up to 10,923,919 shares of the Company’s Common Stock may be issued.  Such an issuance if it were to occur, would be highly dilutive to existing shareholders and may, under certain conditions, effect a change of control of the Company. Simultaneously with the execution of the Purchase Agreement, the Company and each of the investors entered into a Registration Rights Agreement, pursuant to which each of the private placement investors shall be entitled to certain registration rights for all of the shares issuable in the transaction.

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

Seasonality, Inflation and Industry Trends

The Company’s sales are generally higher in the spring and fall but are subject to a number of factors related to its customers’ budgetary cycles.  Inflation has not had a material effect on the Company’s business since the Company has been able to adjust the prices of its products and services in response to inflationary pressures.  Management believes that most phases of the healthcare segment of the computer industry will continue to be highly competitive, and that potential healthcare reforms including initiatives to establish a national standard for electronic health records may have a long-term positive impact on its business.  The key issues driving demand for ASPYRA’s products are industry concerns about patient care and safety issues, development of a national standard for electronic health records that will affect all clinical data, a shift from analog to digital imaging technologies, and regulatory compliance.  The Company has continued to invest heavily in new application modules to assist its customers in addressing these issues.  Management believes that new application modules and features that concentrate on such issues will be key selling points and will provide a competitive advantage.  In addition, management believes that the healthcare information technology industry will be marked with more significant technological advances, which will improve the quality of service and reduce costs.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with some of its customers.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes a determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At June 30, 2008, the inventory reserve was approximately $186,230.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at June 30, 2008 was $849,027, net of an allowance for doubtful accounts of approximately $66,239.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately and specifically defined in a quotation or contract.  Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  Revenues are presented net of discounts.  At June 30, 2008 deferred revenue was $483,047.

Post-implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, the professional services portion of the arrangement (other than installation services) based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At June 30, 2008, deferred service contract income was $2,202,940.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the six months ended June 30, 2008 and 2007, the Company capitalized $288,087 and $454,941, respectively.  At June 30, 2008, the balance of capitalized software costs was $2,881,008, net of accumulated amortization of $1,121,477.

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

Stock-based Compensation

We have two stock-based compensation plans, the 2005 Equity Incentive Plan and the 1997 Stock Option Plan, under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan on November 22, 2005, the 1997 Stock Option Plan was terminated for purposes of new grants.  Both of these plans have been approved by our shareholders.  On June 26, 2008, the Board approved an increase in the number of shares available for grant under the 2005 Equity Incentive Plan which has not yet been approved by the shareholders, and the grants under which will be subject to shareholder approval.

Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (Revised) (“SFAS 141(R)”), Business Combinations.  The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141(R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt SFAS 141(R) in calendar year 2009.  The adoption of SFAS No. 141 is not expected to have a material impact on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not believe the adoption of SFAS 162 will have a material impact on the consolidated financial statements.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission Of Matters To A Vote Of Security Holders.

On June 26, 2008, we held our 2008 annual meeting of stockholders.  At the annual meeting, there were 12,437,150 shares entitled to vote, and 10,920,576 shares (87.81%) were represented at the meeting in person or by proxy.  Immediately prior to the meeting, the Board of Directors was comprised of John Mutch, Lawrence S. Schmid, Robert S. Fogerson, Jr., Norman R. Cohen, James Zierick, C. Ian Sym-Smith, and Jeffrey Tumbleson, all of whom were re-elected at the meeting to serve on the Board.  The following summarizes vote results for those matters submitted to our stockholders for action at the Annual Meeting:

1.               Proposal to elect Mr. John Mutch, Mr. Lawrence S. Schmid, Mr. Robert S. Fogerson, Jr., Mr. Norman R. Cohen, Mr. James Zierick, Mr. C. Ian Sym-Smith, and Mr. Jeffrey Tumbleson as directors to hold office until the 2009 annual meeting or until their successors are elected and qualified.

Director	For	Withheld

John Mutch	10,754,280	166,296
Lawrence S. Schmid	8,883,372	2,037,204
Robert S. Fogerson, Jr.	8,883,372	2,037,204
Norman R. Cohen	10,629,640	290,936
James Zierick	10,756,980	163,596
C. Ian Sym-Smith	8,875,778	2,044,798
Jeffrey Tumbleson	10,754,280	166,296

2.               Proposal to ratify the potential issuance of up to 10,923,919 shares of the Company’s common stock at a price below the current book value issued in connection with a private placement of convertible notes and warrants conducted in March 2008.

For	Against	Abstain	Broker Non-Votes

7,306,799	176,039	1,750,688	1,687,050

3.               Proposal to ratify the amendment to the Company’s amended and restated articles of incorporation in order to increase the total number of authorized shares of common stock from 20,000,000 to 40,000,000.

For	Against	Abstain	Broker Non-Votes

9,066,307	158,819	8,400	1,687,050

4.               Proposal to ratify the appointment of the accounting firm of BDO Seidman, LLP as independent auditors of the company for the fiscal year ending December 31, 2008.

For	Against	Abstain

10,784,952	133,635	1,988

Item 5.    Other Information.

None.

Item 6. Exhibits.

Exhibit No.		Description

3.1	(1)	Restated Articles of Incorporation, as amended.

3.2	(2)	Amendment to the Restated Articles of Incorporation filed with the Secretary of the State of California on November 21, 2005.

3.3	(1)	By-Laws, as amended.

10.1	(3)	Agreement dated June 6, 2008 by and between Aspyra, Inc. and James Zierick.

10.2	(4)	Summary of Terms dated June 26, 2008 for Engagement of MV Advisors II, LLC by Aspyra, Inc.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)          Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265.

(2)          Included as an Annex to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC File No. 333-128795.

(3)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2008.

(4)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2008.

*               Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPYRA, INC.

Date: August 11, 2008	/s/ James Zierick
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008	/s/ Anahita Villafane
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Restated Articles of Incorporation, as amended.

3.2	(2)	Amendment to the Restated Articles of Incorporation filed with the Secretary of the State of California on November 21, 2005.

3.3	(1)	By-Laws, as amended.

10.1	(3)	Agreement dated June 6, 2008 by and between Aspyra, Inc. and James Zierick.

10.2	(4)	Summary of Terms dated June 26, 2008 for Engagement of MV Advisors II, LLC by Aspyra, Inc.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265.

(2)	Included as an Annex to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC File No. 333-128795.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2008.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2008.

*	Filed herewith.