Form 10-Q
period 2008-09-30
ASPYRA INC
filed 2008-11-14
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

As of November 12, 2008, there were 12,437,150 shares of the registrant’s common stock outstanding.

ASPYRA, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2008

ASPYRA, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,225,377	$803,392
Receivables, net	928,057	921,212
Inventory	50,099	49,802
Prepaid expenses and other assets	334,586	126,139
TOTAL CURRENT ASSETS	2,538,119	1,900,545

PROPERTY AND EQUIPMENT, net	568,468	839,889
OTHER ASSETS	245,106	86,529
INVENTORY OF COMPONENT PARTS	40,448	74,896
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,239,328 and $875,165	2,918,925	2,839,232
INTANGIBLES, net	3,244,615	3,760,982
GOODWILL	7,268,434	7,268,434
	$16,824,115	$16,770,507
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$824,965	$1,200,605
Accounts payable	621,567	784,735
Accrued liabilities:
Vacation pay	329,052	363,239
Accrued compensation	298,480	518,737
Accrued interest	171,293	106,646
Deferred rent	74,265	65,143
Customer deposits	376,222	218,994
Other	136,731	343,725
Deferred service contract income	2,088,048	1,724,650
Deferred revenue on system sales	412,112	431,746
Capital lease — current portion	150,237	150,237
TOTAL CURRENT LIABILITIES	5,482,972	5,908,457

CAPITAL LEASE, LESS CURRENT PORTION	235,608	348,285
NOTES PAYABLE	2,355,000	—

TOTAL LIABILITIES	8,073,580	6,256,742

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 40,000,000 shares authorized; 12,437,150 shares issued and outstanding	22,761,951	22,761,951
Additional paid-in-capital	2,507,111	1,178,354
Accumulated deficit	(16,480,757)	(13,366,612)
Accumulated other comprehensive loss	(37,770)	(59,928)
TOTAL SHAREHOLDERS’ EQUITY	8,750,535	10,513,765

	$16,824,115	$16,770,507

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,
	2008	2007

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$469,961	$1,034,946
Service revenue	1,705,792	1,857,979
	2,175,753	2,892,925

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	465,837	720,931
Service revenue	593,141	690,853
	1,058,978	1,411,784

Gross profit	1,116,775	1,481,141

OPERATING EXPENSES
Selling, general and administrative	1,397,834	1,547,318

Research and development	393,569	580,388

Total operating expenses	1,791,403	2,127,706

Operating loss	(674,628)	(646,565)

INTEREST AND OTHER INCOME	179,104	12,187

INTEREST EXPENSE	(223,710)	(38,385)

Loss before provision for income taxes	(719,234)	(672,763)

PROVISION FOR INCOME TAXES	(228)	—

NET LOSS	$(719,462)	$(672,763)

DEEMED DIVIDEND ON EXERCISE OF WARRANTS	—	(789,021)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(719,462)	$(1,461,784)

LOSS PER SHARE:

Basic	$(.06)	$(.13)
Diluted	(.06)	(.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,437,150	11,337,150
Diluted	12,437,150	11,337,150

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,
	2008	2007

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$1,550,744	$2,448,218
Service revenue	5,106,381	5,297,332
	6,657,125	7,745,550

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	1,676,073	1,867,902
Service revenue	1,854,107	2,148,705
	3,530,180	4,016,607

Gross profit	3,126,945	3,728,943

OPERATING EXPENSES
Selling, general and administrative	4,551,421	4,832,304

Research and development	1,371,292	1,688,362

Total operating expenses	5,922,713	6,520,666

Operating loss	(2,795,768)	(2,791,723)

INTEREST AND OTHER INCOME	199,011	40,731

INTEREST EXPENSE	(517,160)	(131,287)

Loss before provision for income taxes	(3,113,917)	(2,882,279)

PROVISION FOR INCOME TAXES	(228)	603

NET LOSS	$(3,114,145)	$(2,881,676)

DEEMED DIVIDEND ON EXERCISE OF WARRANTS	—	(789,021)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(3,114,145)	$(3,670,697)

LOSS PER SHARE:

Basic	$(.25)	$(.33)
Diluted	(.25)	(.33)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,437,150	10,969,594
Diluted	12,437,150	10,969,594

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

(unaudited)

	Nine Months Ended September 30,
	2008	2007

OPERATING ACTIVITIES
Net loss	$(3,114,145)	$(2,881,676)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	541,551	332,237
Amortization of acquired intangibles	516,367	516,375
Provision for doubtful accounts	15,737	47,406
Amortization of capitalized software costs	364,162	316,846
Stock based compensation	355,757	135,268
Increase (decrease) from changes in:
Receivables	(22,582)	193,767
Inventories	34,152	71,706
Prepaid expenses and other assets	(76,524)	50,588
Accounts payable	(163,168)	(25,723)
Accrued liabilities	(153,324)	(82,739)
Deferred service contract income	363,398	606,174
Deferred revenue on system sales	(19,634)	(41,342)
Net cash used in operating activities	(1,358,253)	(761,113)

INVESTING ACTIVITIES
Additions to property and equipment	(19,501)	(66,534)
Additions to capitalized software costs	(443,854)	(662,037)
Net cash used in investing activities	(463,355)	(728,571)

FINANCING ACTIVITIES
Borrowings on notes payable	2,775,000	1,026,477
Forgiveness of debt	(171,197)	—
Payments on notes payable	(281,562)	(1,070,823)
Payments on capital leases	(112,677)	(112,678)
Decrease in restricted cash	—	1,000,000
Proceeds from exercise of stock options	—	1,717,880
Net cash provided by financing activities	2,209,564	2,560,856

Foreign currency translation adjustment	34,029	(34,103)

NET INCREASE IN CASH	421,985	1,037,069

CASH, beginning of period	803,392	1,014,632

CASH, end of period	$1,225,377	$2,051,701

See notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1-Presentation of Financial Statements

In the opinion of management of Aspyra, Inc. (the “Company” or “ASPYRA”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2008, the results of its operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007.  These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2-Liquidity

As of September 30, 2008, the Company’s working deficit of $2,944,853 compared to a working deficit of $4,007,912, as of December 31, 2007. At September 30, 2008, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $744,965 was outstanding. On March 26, 2008, the Company executed agreements renewing its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2009.  The revolving line of credit is subject to certain covenants, including revised financial covenants.  As of September 30, 2008, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula, based on eligible accounts receivable and inventory balances.  At September 30, 2008, the Company had $385,845 outstanding on its capital leases of which $150,237 is due in the next twelve months.

The Company’s primary source of working capital has been generated from private placements of securities and from borrowings.  The Company has been experiencing a history of losses due to the integration of its businesses and the significant investment in new products since the quarter ended March 31, 2005 and negative cash flows from operations since the quarter ended December 31, 2005.  An unanticipated decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts have had, and in the future could have a negative effect on cash flow from operations and could in turn create short-term liquidity problems.

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

We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  If the Company is unable to generate cash from operations or meet revenue targets or obtain new cash inflows from financing or equity offerings, the Company would need to take action and reduce costs in order to operate for the next 12 months.  This requires the Company to plan for potential courses of action to reduce costs and look for new sources of financings and capital infusion.  We may, also, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility with a lender.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may from time to time, evaluate acquisitions of other businesses, applications or technologies.

Note 3-Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.  The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At September 30, 2008, the inventory allowance was $201,230.

Note 4-Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  In accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets, management reviews definite life intangible assets to determine if events or circumstances have occurred which may cause the carrying values of intangible assets to be impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable.  There was no impairment when the Company did its annual impairment testing and no events have occurred since that time that would trigger a reevaluation.  At September 30, 2008, the net carrying value of goodwill and intangible assets were $7,268,434 and $3,244,615, respectively.

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

Earnings per share have been computed as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

NET LOSS APPLICABLE TO SHAREHOLDERS	$(719,462)	$(1,461,784)	$(3,114,145)	$(3,670,697)
Basic weighted average number of common shares outstanding, as reported	12,437,150	11,337,150	12,437,150	10,969,594
Dilutive effect of stock options, as reported	—	—	—	—
Diluted weighted average number of common shares outstanding, as reported	12,437,150	11,337,150	12,437,150	10,969,594
Basic and diluted loss per share, as reported	$(.06)	$(.13)	$(.25)	$(.33)

For the three and nine months ended September 30, 2008, options to purchase 1,534,084 shares of common stock at per share prices ranging from $0.36 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2007, options to purchase 839,965 shares of common stock at per share prices ranging from $1.51 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

Note 6-Debt Obligations

On March 26, 2008, the Company executed agreements to renew its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2009.  The revolving line of credit is subject to certain covenants, including revised financial covenants.  As of September 30, 2008, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula, based on eligible accounts receivable and inventory balances.  On September 30, 2008, the total amount due to the bank was $744,965 which is included in notes payable.

In September 2008, the Company settled outstanding obligations consisting of debt and accrued interest totaling $201,197 for $30,000.  The forgiveness of debt was $171,197 and was recorded in other income.

Note 7-Stock-Based Compensation

Equity Incentive and Stock Option Plans: At September 30, 2008, the Company has two stock-based compensation plans. Readers should refer to both Item 6, Note 1 and Note 8 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, for additional information related to these stock-based compensation plans. During the nine months ended September 30, 2008, the Company’s board of directors approved an amendment to the 2005 Equity Incentive Plan increasing the number of available shares.  The increase has not yet been ratified by the Company’s shareholders, accordingly any grant made from shares included in the increase are subject to shareholder approval.  There were 135,000 and 935,000 options granted in the three and nine months ended September 30, 2008.  There were 310,000 options granted in the three and nine months ended September 30, 2007.  No stock options were exercised in the nine months ended September 30, 2008.  There were 4,000 options exercised in the nine months ended September 30, 2007 by one option holder and the Company received $2,880.  The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $109,905 and $355,757 for the three and nine months ended September 30, 2008 and $52,202 and $135,268 for the three and nine months ended September 30, 2007.

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

On March 26, 2008 the Company entered into a private placement transaction with various current and new investors in the Company.  Pursuant to the Purchase Agreement entered into with these investors, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.55 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible into up to 5,427,273 shares of the Company’s Common Stock, have a maturity date of March 26, 2010 and bear interest at the rate of 8% per annum compounded on each July 15 and January 15.  Pursuant to the terms of the transaction, the Company issued to the note holders 3 year warrants to purchase up to an additional 5,496,646 of shares of Common Stock. Assuming the conversion of all promissory notes and exercise of all warrants, up to 10,923,919 shares of the Company’s Common Stock may be issued as a result of the private placement. Such an issuance, if it were to occur, would be highly dilutive to existing shareholders and may, under certain conditions, effect a change of control of the Company. The Company’s obligations under the notes are secured by a security interest in substantially all of the Company’s tangible and intangible assets, pursuant to the terms of a Security Agreement dated March 26, 2008. In addition, the Company entered into a note purchase agreement with Great American Investors (GAI) for the amount of the transaction fees of $210,000.  Pursuant to the terms of an agreement between the Company and GAI, the Company issued warrants to purchase such number of shares of Common Stock equal to the total number of shares of Common Stock which shall be initially issuable upon conversion of the related Note plus and additional 69,375 warrants.  The transfer fee of $210,000 will be recognized over the shorter term of debt or date of conversion based on the effective interest method. As of September 30, 2008, $52,500 of the transfer fee was charged to earnings.  During the nine months ended September 30, 2008, the Company valued the warrants received in the private placement and purchase agreement with GAI utilizing the Black-Scholes Model and determined that the value of the warrants is $840,000.  The Company allocated the value of the warrants as a contra discount to the principal amount of the notes and it is being recognized over the term of the notes.  As of September 30, 2008, $210,000 of the value of the warrants was charged to earnings.  In addition, the warrant holders are getting a discount of $.025 per share, which gives rise to a beneficial conversion feature of $133,000 that is being charged to earnings over the period from the date of issuance to the date of which the holder can realize a return.  As of September 30, 2008 $33,250 of the beneficial conversion was charged to earnings.

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

Note 11-New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (Revised) (“SFAS 141(R)”),  Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141(R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. The Company will adopt SFAS 141(R) in calendar year 2009.  The adoption of SFAS No. 141 is not expected to have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008.  The adoption of SFAS No. 159 did not have a material effect on our operating results or financial position.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities which amends SFAS No. 133. The statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

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

All forward-looking statements are present expectations of future events and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The risks related to ASPYRA’s business discussed under “Risk Factors” in our Annual Report on Form 10-KSB filed March 31, 2008, among others, could cause actual results to differ materially from those described in the forward-looking statements.  Such risks include, among others: the competitive environment; unexpected technical and marketing difficulties inherent in major product development efforts; the potential need for changes in our long-term strategy in response to future developments; future advances in clinical information technology and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the products offered by ASPYRA; and rapid technological change in the information technology and software industries.

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

ASPYRA operates in one business segment determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, and generates revenues primarily from the sale of its Clinical and Diagnostic Information Systems, which includes the license of proprietary application software, and may include the sale of servers and other hardware components to be integrated with its application software. In connection with sales of its products, the Company provides implementation services for the installation, integration, and training of end users’ personnel. The Company also generates sales of ancillary software and hardware to its customers and to third parties. We recognize these revenues under system sales in our financial statements.  The Company also generates recurring revenues from the provision of comprehensive post-implementation services to its customers, pursuant to extended service agreements. We recognize these revenues under service revenues in our financial statements.  This service relationship is an important aspect of our business, as the Company’s products are “mission critical” systems that are used by healthcare providers, in most cases, 24 hours per day and 7 days per week.  In order to retain this service relationship we must keep our products current for competitive, clinical, diagnostic, and regulatory compliance.  Enhancements to our products in the form of software upgrades are an integral part of our business model and are included as a contract obligation in our warranty and extended service agreements.  In order to generate such revenue opportunities our investment in software enhancements is significant and is a key component of our ongoing support obligations.

Because of the nature of our business, ASPYRA makes significant investments in research and development for new products and enhancements to existing products. Historically, ASPYRA has funded its research and development programs through cash flow primarily generated from operations. Management anticipates that future expenditures in research and development will continue at current levels.

Aspyra incurred a net loss applicable to shareholders of $719,462 or basic and diluted loss per share of $0.06 for the quarter ended September 30, 2008 as compared to a net loss applicable to shareholders of $1,461,784 or basic and diluted loss per share of $0.13 for the quarter ended September 30, 2007.  For the nine months ended September 30, 2008, the Company incurred a net loss applicable to shareholders of $3,114,145 or basic and diluted loss per share of $0.25 as compared to a net loss applicable to shareholders of $3,670,697 or basic and diluted loss per share of $0.33 for the same period of fiscal 2007.

The operating losses incurred by the Company during the three and nine months ended September 30, 2008 were attributable to a decrease in sales compared to the same periods in 2007, partially offset by lower costs as a result of actions taken in the first quarter of 2008  to reduce personnel and other expenses. The results are more fully discussed in the following section “Results of Operations.”

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Revenues:
System sales	21.6%	35.8%	23.3%	31.6%
Service revenues	78.4	64.2	76.7	68.4
Total revenues	100.0	100.0	100.0	100.0
Cost of products and services sold:
System sales	21.4	24.9	25.2	24.1
Service revenues	27.3	23.9	27.8	27.8
Total cost of products and services	48.7	48.8	53.0	51.9
Gross profit	51.3	51.2	47.0	48.1
Operating expenses:
Selling, general and administrative	64.2	53.5	68.4	62.4
Research and development	18.1	20.0	20.6	21.8
Total operating expenses	82.3	73.5	89.0	84.2
Operating loss	(31.0)	(22.3)	(42.0)	(36.1)

Loss before provision for income taxes	(33.1)	(23.3)	(46.8)	(37.2)
Provision for income taxes	—	—	—	—

Net loss	(33.1)	(23.3)	(46.8)	(37.2)
Deemed dividend	—	(27.2)	—	(10.2)
Net loss applicable to common shareholders	(33.1)	(50.5)	(46.8)	(47.4)

Revenues

Sales for the quarter ended September 30, 2008 were $2,175,753, as compared to $2,892,925 for the quarter ended September 30, 2007, an overall decrease of $717,172 or 24.8%. For the nine months ended September 30, 2008, sales decreased to $6,657,125, as compared to $7,745,550 for the comparable nine-month period ended September 30, 2007, an overall decrease of $1,088,425 or 14.1%.

When analyzed by revenue category for the quarter and nine-month period ended September 30, 2008, sales of Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) decreased by $564,985 or 54.6% and $897,474 or 36.7%, respectively, and service revenues decreased by $152,187 or 8.2% and $190,951 or 3.6%, respectively. The decrease in sales of DIS products was primarily attributable to the reduction in sales through the Company’s distributors and channel partners.  Additionally, due to market conditions, there has been a slowing of sales cycles.  Management continues to believe that the importance of imaging technologies such as the Company’s Radiology Information System (“RIS”) / Picture Archive Communication System (“PACS”) products justifies them as an investment by end users to improve efficiencies.  The Company has been rebuilding its sales force and hired several new experienced regional sales managers in an effort to capitalize on market opportunities.

The decrease in service revenues is primarily attributable to a reduced number of post-implementation services provided.  If and when the Company’s installed base of CIS and DIS installations increases, then service revenues would be expected to increase as well.

Sales cycles for Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) products are generally lengthy and on average exceed six months from inception to closure.  Because of the complexity of the sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.  Furthermore, market conditions have also affected the length of the sales cycle.  Additionally, the Company has been primarily reliant on distributors and channel partners for the sales of its Diagnostic Systems and has been subject to inconsistent flow of orders.  ASPYRA’s sales force is now focusing on a direct sales model for the diagnostic system products to supplement the distribution and channel network so that the Company will be less reliant on third parties for the sale of its diagnostic systems.  ASPYRA has completed new versions of its laboratory and radiology information systems products, as well as its new AccessRAD RIS/ PACS which it has begun marketing.

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

Costs of products and services sold

Cost of products and services sold decreased by $352,806 or 25.0% for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007. Cost of products and services sold decreased by $486,427 or 12.1% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  For the quarter, the overall decrease in cost of sales was primarily attributable to a decrease in labor costs of $90,767 or 13.0%, a decrease in material costs of $177,596 or 76.1% and a decrease in other costs of sales of $84,443 or 17.6%.  For the nine-month period, the overall decrease in cost of sales was primarily attributable to a decrease in labor costs of $221,688 or 10.4%, a decrease in material costs of $160,785 or 31.2%, and a decrease in other costs of sales of $103,954 or 7.6%.  The decrease in labor costs and other costs was primarily attributable to reduction of personnel and overhead.  The decrease in material costs was attributable to the decrease in system sales requiring hardware.

For the quarter and nine months ended September 30, 2008, cost of products and services sold as a percentage of sales was 49% and 53%, as compared to 49% and 52% for the quarter and nine months ended September 30, 2007. The overall percentage increase in cost of sales, as a percentage of sales, was primarily attributable to reduction in revenues as described above.  Management believes the gross profit margin will improve in the remainder of fiscal 2008 due to reduced operating expense; however, the Company could experience quarterly variations in gross margin as a result of the factors discussed above. Management was able to eliminate redundant personnel and achieve operational synergies that yielded reductions in operating expenses during the first quarter of 2008 which we expect to be evident in the remainder of fiscal 2008.

Selling, general and administrative expenses

Selling, general, and administrative expenses decreased by $149,484 or 9.7% for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007. For the nine months ended September 30, 2008, selling, general, and administrative expenses decreased by $280,883 or 5.8%, as compared to the nine months ended September 30, 2007.

For the quarter ended September 30, 2008, the decrease in selling, general, and administrative expenses was primarily related to a decrease in salaries of $182,000 and a decrease in travel and lodging expenses of $27,000 partially offset by an increase of approximately $64,000 in SFAS 123(R) stock-based compensation expense as compared to the same period in fiscal 2007.

For the nine-month period, the reduction of expenses was primarily attributable to decreases of approximately $711,000 related to salaries, $53,000 in trade show expense, and $133,000 in travel and lodging expenses, which were partially offset by an increase of $82,000 in legal and accounting expenses, $213,000 in SFAS 123(R) stock-based compensation expense,  $51,000 in stock administration expenses, $113,000 in recruitment fees and $169,000 consulting expenses related to the documentation of the Company’s internal controls and consulting fees compared to the same period in fiscal 2007. Management continues to evaluate cost reductions in some of its selling, general and administrative expenses while it also continues to plan further investment in its marketing programs.

Research and development expenses

For the quarter and nine months ended September 30, 2008, research and development expenses decreased $186,819 or 32.2% and $317,070 or 18.8%, respectively, as compared to the quarter and nine months ended September 30, 2007. The decrease was primarily attributable to decreases in salaries of personnel in product development.  Current development expenses were attributable to the development of AccessRAD, the RIS/PACS solution that integrates the Company’s CyberRAD radiology information system with its AccessNET PACS system, and enhancements and new modules for the Company’s CIS and DIS products.  For the quarter ended September 30, 2008 and 2007, the Company’s capitalized software costs were $155,769 and $207,096, respectively, which are generally amortized over the estimated useful life not to exceed five years.  For the nine months ended September 30, 2008 and 2007, the Company’s capitalized software costs were $443,854 and $662,037, respectively, which are generally amortized over the estimated useful life not to exceed five years.

Interest expense and other income

Interest and other income was $179,104 and $199,011 for the quarter and nine months ended September 30, 2008 as compared to $12,187 and $40,731 for the quarter and nine months ended September 30, 2007 due to the settlement of an outstanding notes payable, which was recorded in other income.

Interest expense was $223,710 and $517,160 for the quarter and nine months ended September 30, 2008 as compared to $38,385 and $131,287 for the quarter and nine months ended September 30, 2007.  The increase was primarily due to non-cash interest charges related to the value of outstanding warrants, beneficial conversion, and debt issuance costs resulting from the private placement transaction completed on March 26, 2008.  See “Liquidity and Capital Resources” for additional information.

Net loss

As a result of the factors discussed above, the Company incurred a net loss applicable to shareholders of $719,462 or basic and diluted loss per share of $0.06 for the quarter ended September 30, 2008 as compared to a net loss applicable to shareholders of $1,461,784 or basic and diluted loss per share of $0.13 for the quarter ended September 30, 2007.  For the nine months ended September 30, 2008, the Company incurred a net loss applicable to shareholders of $3,114,145 or basic and diluted loss per share of $0.25 as compared to a net loss applicable to shareholders of $3,670,697 or basic and diluted loss per share of $0.33 for the same period of fiscal 2007.

Liquidity and Capital Resources

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $443,854 and $662,037, respectively, in software development during the nine months ended September 30, 2008 and 2007.  These expenditures related to investment in the Company’s RIS/PACS integrated system, AccessRAD, enhancements to AccessNET PACS, the new browser version of the Company’s LIS product, CyberLAB, and other product enhancements. The Company anticipates expending additional sums during fiscal 2008 on product enhancements to all its products and the further development of AccessRAD.  During the nine months ended September 30, 2008, the Company invested an aggregate of $19,501 in fixed assets primarily consisting of computers and software, as compared to an investment of $66,534 in fixed assets primarily consisting of computers, network infrastructure, telephone and data communications systems, and software in the quarter ended September 30, 2007.

As of September 30, 2008, the Company’s working capital amounted to a deficit of $2,944,853 as compared to a deficit of $4,007,912 as of December 31, 2007.  The reduction in deficit was primarily attributable to the private placement transaction completed on March 26, 2008 with various current and new investors which is described in more detail below.

On March 26, 2008, the Company also executed agreements renewing its revolving line of credit with Western Commercial Bank in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on February 27, 2009.  The revolving line of credit is subject to certain covenants including revised financial covenants. At September 30, 2008, the balance outstanding on the Company’s revolving line of credit was $744,965.  As of September 30, 2008, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.

Cash used in operating activities was $1,358,253 for the nine months ended September 30, 2008, compared to cash used in operating activities of $761,113 for the nine months ended September 30, 2007.  The increase in cash used for operating activities was primarily attributable to the net change in accounts payable, accrued liabilities and prepaid expenses, which was partially offset by the change in receivables and deferred service contract income along with increased depreciation, stock-based compensation, and amortization of capitalized software.

Net cash used in investing activities totaled $463,355 for the nine months ended September 30, 2008, compared to $728,571 used in investing activities during the same period of 2007.  The change was primarily the result of a decrease in investment in fixed assets and software capitalization costs compared to the same period of 2007.

Cash provided by financing activities amounted to $2,209,564 during the nine months ended September 30, 2008 compared to cash provided by financing activities of $2,560,856 in the same period of 2007.  The decrease was primarily attributable to the exercise of outstanding warrants and the change in restricted cash in 2007, partially offset by the Company completing the private placement transaction described below on March 26, 2008.

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

We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  If the Company is unable to generate cash from operations or meet revenue targets or obtain new cash inflows from financing or equity offerings, the Company would need to take action and reduce costs in order to operate for the next 12 months.  This requires the Company to plan for potential courses of action to reduce costs and look for new sources of financings and capital infusion.    We may also require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility with a lender.  The sale of additional convertible debt securities or equity securities could result in additional dilution to our stockholders.  The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with some of its customers.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes a determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At September 30, 2008, the inventory reserve was approximately $201,230.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at September 30, 2008 was $928,057, net of an allowance for doubtful accounts of approximately $46,801.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately and specifically defined in a quotation or contract.  Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  Revenues are presented net of discounts.  At September 30, 2008 deferred revenue was $412,112.

Post-implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, the professional services portion of the arrangement (other than installation services) based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At September 30, 2008, deferred service contract income was $2,088,048.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the nine months ended September 30, 2008 and 2007, the Company capitalized $443,854 and $662,037, respectively.  At September 30, 2008, the balance of capitalized software costs was $2,918,925, net of accumulated amortization of $1,239,328.

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

Stock-based Compensation

We have two stock-based compensation plans, the 2005 Equity Incentive Plan and the 1997 Stock Option Plan, under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan on November 22, 2005, the 1997 Stock Option Plan was terminated for purposes of new grants.  Both of these plans have been approved by our shareholders.  During the nine months ended September 30, 2008, the Board approved an increase in the number of shares available for grant under the 2005 Equity Incentive Plan from 1,290,875 to 3,040,875.  The increase has not yet been ratified by our shareholders, and any equity awards made from this share increase will be subject to shareholder approval, which we plan to solicit at our next annual meeting of shareholders.

Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  The Company has evaluated the net deferred tax asset taking into consideration operating results and determined that a full valuation allowance should be maintained.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (Revised) (“SFAS 141(R)”), Business Combinations.  The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141(R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt SFAS 141(R) in calendar year 2009.  The adoption of SFAS No. 141 is not expected to have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our operating results or financial position.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities which amends SFAS No. 133. The statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASPYRA, INC.

Date: November 14, 2008	/s/ James Zierick
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	/s/ Anahita Villafane
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Restated Articles of Incorporation, as amended.

3.2	(2)	Amendment to the Restated Articles of Incorporation filed with the Secretary of the State of California on November 21, 2005.

3.3	(1)	By-Laws, as amended.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)   Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265.

(2)   Included as an Annex to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC File No. 333-128795.

*      Filed herewith.