Form 10-K
period 2008-12-31
ASPYRA INC
filed 2009-04-10
CIK 712815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 0-13268

ASPYRA, INC.
(Exact Name of Registrant as Specified in Its Charter)

California	95-3353465
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

26115-A Mureau Road
Calabasas, California	91302
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(818) 880-6700

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act.   (Check one):

 Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer  ☐            Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the NYSE Alternext of $.70 was approximately $6,412,221.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of common stock outstanding as of March 30, 2009 were 12,437,150.

Aspyra, Inc.

TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

The following Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.

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

All forward-looking statements are present expectations of future events and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The risks related to ASPYRA’s business discussed under “Risk Factors” of this Annual Report on Form 10-K, among others, could cause actual results to differ materially from those described in the forward-looking statements.

The Company makes no representation as to whether any projected or estimated information or results contained in any forward-looking statements will be obtained or achieved. Shareholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company is under no obligation, and it expressly disclaims any obligation, to update or alter any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

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

Currently, ASPYRA markets a product line that includes a Laboratory Information System (LIS) under the trade name CyberLAB®, a general purpose PACS system under the trade name AccessNET™, a Radiology Information System (RIS) under the trade name CyberRAD®, a RIS/PACS integrated system under the trade name AccessRAD™, a specialty PACS system under the trade name AccessMED™, an Anatomic Pathology System under the trade name of CyberPATH®, a WebGateway™ portal for physician access to its CIS applications, and other related clinical and diagnostic application modules. In February 2008 we notified our customer base that we will discontinue support in February 2009 of our Pharmacy Information System previously marketed under the trade name CyberMED®.

ASPYRA’s corporate offices are located at 26115-A Mureau Road, Calabasas, California 91302. The Company’s telephone number is (818) 880-6700 and its website address is www.aspyra.com., the contents of this website are not incorporated into this Report.  The Company’s business consists of three operational areas:  (1) Clinical Information System and Diagnostic Information System products, (2) service of its customer’s installations, and (3) implementation services.  The Company generates revenues from the licensing of application software, the sale of hardware, and the provision of implementation and long-term post implementation services. The Company sells its CIS and DIS systems directly through its own sales force in North America, through channel partners and distributor programs with other companies.

History and Business Development

Since its inception as a California corporation in 1978, ASPYRA has been primarily engaged in the development, marketing, installation, and service of Clinical and Diagnostic Information Systems that automate the collection and management of patient clinical data for healthcare providers.

The percentage of the Company’s net sales attributable to the sale, license, and implementation of Clinical and Diagnostic Information Systems, accounted for approximately 21% of total revenues in the fiscal year ended December 31, 2008. ASPYRA expects that its service revenues, which accounted for approximately 79% of total revenues in the current fiscal year, will continue to grow as additional new installations are added to the Company’s installed base. As of December 31, 2008, the Company supported approximately 420 active customers using our products in over 600 sites.

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

As part of its business strategy, the Company has pursued the development of enhancements and new modules to its existing products, as well as the development of entirely new products and services. The Company has developed a web-based clinician portal marketed as the ASPYRA WebGateway, which provides online access to the Company’s LIS and RIS products so that physicians, nurses and other caregivers can easily utilize them from virtually anywhere in the world, and the Company is continuing to build upon this technology platform in order to deploy other functionality. ASPYRA’s WebGateway provides access to CyberLAB for order placement, patient inquiry, and results, and is compliant with security and privacy issues pertaining to the Health Insurance Portability and Accountability Act (HIPAA). WebGateway also provides access to CyberRAD for orders, scheduling, exam inquiry, electronic signature, regulatory compliance, and other functions. ASPYRA’s AccessNET family of products is designed to be highly scalable and deployable in small standalone operations up to large enterprise hospitals. Certain application modules can also be deployed in facilities that currently have PACS installations to provide enhanced capabilities for teleradiology using ASPYRA’s thin-client technology.

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

We plan on licensing or acquiring software applications that enhance our clinical and diagnostic products and resell them to our end users, which will provide additional capabilities such as multidimensional image visualization in PACS and robotics in the laboratory.  In addition, we have formed relationships with companies that offer EMR products that complement our solutions, providing for additional market exposure. Following the recent presidential signing of the American Reinvestment and Recovery Act (ARRA), there is industry demand for healthcare technology solutions that create and deliver the electronic health record.  Our products provide up to 70% of the information that make up the electronic health record, and therefore, we expect to see an increase in the automation and integration of the clinical and diagnostic information systems.  Accordingly we plan on evolving our product offerings into an EMR (Electronic Medical Record) solution by acquiring, developing, or licensing the missing components.

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

ASPYRA’s Clinical Information System applications are designed around a common open systems architecture that is based on either the UNIX or Microsoft® operating system platforms and employs thin-client technology at the point of user interface. ASPYRA’s use of this technology allows easy integration into existing networks, as well as seamless integration with other systems. ASPYRA’s suite of Clinical Information System applications allows for scalability and flexibility ensuring that as the needs of a healthcare provider change, the systems can easily be adapted. The Company’s clinical applications are designed around flexible parameterized software, which enables the end user to tailor the software for its individual needs, adapting to the facility’s internal policies and procedures, and allows us to sell across the marketplace into various niches.

For clinical laboratories, the Company has integrated its software applications and data acquisition technology into Laboratory Information Systems (LIS), which are sold under the trade name CyberLAB. Extensive applications for a wide variety of laboratory testing, compliance, and quality control procedures, including hematology, immunology, chemistry, microbiology, drug testing, toxicology, urinalysis, and cytology testing, are available with the Company’s systems. Validation and reimbursement, medical error reduction, multi-site reporting and management, database management, bedside specimen collections, point of care testing, auto-verification of results, decision support tools, regulatory adherence tools, remote communications and flexible user defined reporting capabilities are also included. Additional modules are also available for complete microbiology testing and CyberPATH, ASPYRA’s anatomic pathology system, can be fully integrated with CyberLAB. The Company’s LIS are highly flexible and scalable and are used by laboratories of varying size and complexity.

CyberRAD, the Company’s Radiology Information System, is also hybrid in its design, which allows for its deployment in inpatient, outpatient and multi-site settings. Applications include extensive scheduling, reporting, film tracking, transcription, billing, and clinical functionality. In addition, Document Imaging for storage and retrieval of important patient information, such as signed HIPAA Consent and Authorization Notices, Medical Necessity Advanced Beneficiary Notice (ABN), and other patient information is included in CyberRAD. CyberRAD has also been designed with easy to deploy built-in communication interface capabilities for diagnostic modalities and Picture Archive Communication Systems.

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

ASPYRA released version 6.4 of its AccessNET PACS software in January 2009. The enhancements for PACS users in version 6.4 include enhanced tools for radiologists reading from local and remote reading locations, improved handling of outside studies, support of encounter based HL7 messaging and IHE cross-enterprise sharing of documents and images (XDS, XDS-I), as well as internal processes for improved IT support and PACS administration tools.

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

During the fiscal year ended December 31, 2008, development continued to provide integration between CyberRAD and AccessNET,  for the integrated RIS/PACS product that is sold under the trade name AccessRAD. Specifically developed to enhance workflow and provide instant availability to clinical information, AccessRAD is designed to meet the needs of acute-care hospitals, enterprise-wide delivery networks, and large imaging enterprises. Furthering increasing efficiency, the AccessRAD multisite module enables organizations to manage the workflow and reporting needs at multiple facilities with a single solution. AccessRAD provides radiologists with a central command center to manage RIS and PACS functions. All the tools for reading images, dictating, accessing images and reports, as well as electronically signing reports, are available on the AccessRAD desktop. AccessRAD also helps organizations enhance patient safety by reducing the errors that result from redundant data entry, and the solution improves care delivery by providing clinicians with real-time information. The most current release of AccessRAD includes an order creation feature initiated from the PACS when incoming diagnostic interpretation studies are received from outside referring facilities. These orders are automatically processed by the RIS, thereby optimizing workflow, as well as increasing revenue by preventing lost charges due to missing or incorrect orders.

ASPYRA’s AccessMED is a version of AccessNET that was designed for the specialty PACS environment, such as orthopedic group practices. It mirrors the workflow and tools specific to the needs of medical specialists to improve efficiency and care delivery. Work lists of patients and exams can be viewed in multiple ways based on the needs of clinicians or administrative users. In addition, clinicians can bookmark interesting and special cases for quick and easy follow up, or for collaboration with other specialists. AccessMED provides an unlimited configuration of viewing options for images, work lists, reports, prior studies and other clinical information. Content-sensitive help screens and tutorials can be viewed on screen, providing users with a virtual expert at their fingertips while they complete their tasks. Advanced workflow tools, such as embedded dictation and report generation, combine diagnostic and reporting capabilities into a single solution.

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

The Company’s Clinical and Diagnostic Information Systems support extensive communication capabilities to various healthcare information systems including Hospital Information Systems, nursing and practice management systems, EMR Systems, for which the Company has developed over five hundred system-to-system communication interfaces. The Company’s Clinical Information Systems are employed in many settings that consist of multiple sites where testing or medical procedures are seamlessly integrated. In addition, different types of enterprises, such as hospital and affiliated outreach clinics, can use the Company’s systems to integrate their activities thus enabling the execution of their business strategies. The communication interfaces often support bi-directional data communications, whereby demographic and order requests are transmitted to the Clinical Information Systems and, in turn, billing information and results are transmitted to the host system. The Company’s Clinical Information Systems support their own order communications and test subsystems that have been employed in other accounts that have relied on the Clinical Information System’s communications capabilities. Management believes that communications to other systems allowing connectivity between its CIS applications and patient care, electronic medical record systems, and other administrative information systems, are very important functional requirements in the marketability of its products.  This is especially true with the recent ARRA stimulus plan, which specifically refers to the use of EMRs with a goal of creating a complete electronic health record.  The Company has focused considerable attention on the communication, networking, and connectivity capabilities of its products, and plans to further develop these capabilities as opportunities present themselves.

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

Services

The Company provides comprehensive services to its installed base of system customers through its own service organization, and provides extensive training and implementation of its systems to its customers. The Company offers software support services, through a 24-hour “hotline,” and hardware repair under extended service contracts. In most instances, the Company relies on third parties to service the hardware components that it sells but may assume responsibility for first call support. The Company services its own data acquisition products and related software, used as part of its CIS product offerings, under service contracts offered to end users. The Company’s long-term inventory requirements for its service and repair business have historically been significant because it must retain a loaner pool of components used to service its customer base. The Company has changed its data acquisition method to utilize software only solutions.  In many instances ASPYRA’s products include the hardware components that comprise a PACS system and in such cases the Company includes a direct multi-year manufacturer’s warranty and service with such hardware components.

The Company’s service revenues for fiscal year ended December 31, 2008 was consistent with the service revenues in the fiscal year ended December 31, 2007. The majority of the Company’s customers are under service contracts. The Company believes that the ability to offer comprehensive services to its customers is a very important facet of its business and solidifies a long-term relationship with its customer accounts. The recurring revenue stream associated with this activity is a significant part of the Company’s business. The ability to offer long-term service often leads to add-on sales opportunities for peripheral components, data acquisition products, and upgrades to newer computers and software applications. In addition, the quality of service is an important aspect of the end users buying decision when making a system selection; therefore the Company is constantly fine-tuning the services it provides and its service organization as part of its marketing strategy.

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

Significant Contracts and Programs

As part of its overall marketing strategy, the Company is also pursuing strategic relationships with organizations that operate multiple entity enterprises where the Company may have the opportunity to offer its array of products and services to the group.  The Company has also entered into business agreements to resell products for other companies that provide complimentary offerings to their existing product line including relationships with Allscripts, Inc. and Dell.

During the fiscal year ended December 31, 2008, there were no customers, contracts or programs that generated over 10% of the Company’s net sales.

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

Research and development expenditures, net of capitalized software, amounted to approximately $1,827,000 in fiscal year ended December 31, 2008, and $2,354,000 in fiscal year ended December 31, 2007 or approximately 21.4% and 22.9% of net sales, respectively.  Such expenditures were attributable to systems development, including the development of new Laboratory and Radiology Information Systems applications, and enhancements to those products. The Company’s Clinical Information Systems are programmed using an OBJECT COBOL language that provides a standard code structure for the business logic while the graphical presentation is written in JAVA and HTML.  By employing run-time modules for UNIX and Windows, the Company has been able to port to a variety of hardware platforms with ease.   The Company’s Diagnostic Information Systems are built upon the Microsoft.net platform and are programmed using C# and C++. The Company currently supports its software applications on Intel based Hewlett Packard servers, Dell servers and IBM RISC 6000 servers, the most popular computer providers in healthcare.  This capability has allowed the Company to become “platform independent” in vending its software products where some customers may be predisposed to certain hardware brands.  The Company also takes advantage of using off the shelf software such as Microsoft Word for transcription and document production and delivery.  All of the Company’s products are open database compliant (ODBC), and the data structures support the use of standard query language (SQL) report generators that allows a wide range of reporting capabilities.

Sales and Marketing

ASPYRA sells its CIS and DIS systems directly through its own sales force in North America, through channel partners and distributor programs with other companies, and has reseller agreements in certain international markets. It also sells directly in the United Kingdom through its office located in East Rickmansworth, Herts.  As of the date of  this report, the Company’s domestic direct field sales force is organized into 5 sales regions which are supported by two clinical software consultants, and managed by a senior vice president of sales.

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

Competition

The Company has several significant competitors including McKesson, GE Medical Systems, Siemens, Cerner, Amicas, Misys, Philips, and others, in the Clinical and Diagnostic Information Systems business, many of which are much larger companies that may offer a wider array of products and services in addition to competitive clinical applications. These competitors have significantly greater resources than we have, including greater name recognition, larger sales operations, greater ability to finance research and development and proceedings for regulatory approval, and more developed regulatory compliance and quality control systems. Management believes, however, that few competing CIS and DIS products offer the Company’s hybrid multisite capabilities, variety of data interfaces, add-on capability, and flexibility that allows the systems to be user definable, so that they can be employed in different types of settings. The multisite and multi-disciplinary or hybrid nature of the Company’s products and the responsiveness of its customer service and support are also strong selling points.

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

ASPYRA’s vendor relationships are intended to provide affordable hardware, software, and integration solutions that have been successfully tested with the AccessNET system. ASPYRA’s vendors include:

•
Allscripts.  Aspyra has a reciprocal agreement with Allscripts, allowing Aspyra to promote Allscripts' Practice Management (PM), Electronic Medical Record (EMR), Revenue Cycle Management (RCM) and Emergency Department solutions nationally to new and existing Aspyra customers. The reciprocal agreement also allows Allscripts to promote Aspyra's laboratory (LIS) and radiology (RIS) information systems, and Picture Archiving Communication System (PACS) solutions to new and existing Allscripts customers.

•
Ciprico. Ciprico provides NAS storage with high redundancy, high speed, and high volume capabilities. Ciprico has been a provider for the entertainment industry and is moving into the healthcare arena. They specialize in handling large volumes of image data.

•
IMIX Americas. IMIX is a manufacturer/distributor of Digital Radiography (DR) systems for diagnostic use in hospitals, imaging centers and clinics. Aspyra resells and promotes IMIX’s DR systems nationally to new and existing ASPYRA AccessNET and AccessMED PACS customers.

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

Warranties and Product Liability

The Company warrants that its products conform to their respective functional specifications for periods that vary according to product category. The Company warrants its application software incorporated in its CIS and DIS products for one year after installation. The warranty periods may differ depending on the program that the products are sold under. However, customers may elect to enter into extended service agreements with the Company that further extends such warranties. The computers and other hardware components that the Company currently sells as part of its CIS and DIS products are subject to the warranties of their manufacturers. The manufacturers generally warrant their products against faulty material and workmanship for one to three years. The Company passes through the manufacturer’s warranties to the end users and in most cases contracts with the manufacturers who are to provide onsite warranty services through the manufacturer’s service network. The Company’s data acquisition products and components are warranted against faulty materials and workmanship for 90 days.

The Company currently carries an aggregate of $5,000,000 in product liability insurance. Management believes that this amount of insurance is adequate to cover its risks. To further mitigate its risks, the Company’s standard hardware sales/software license agreement as well as its service agreement expressly limits its liabilities and the warranties of its products and services in accordance with accepted provisions of the Uniform Commercial code as adopted in most states.

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

Backlog

The Company’s backlog at December 31, 2008 was approximately $522,000 for software, hardware and interface products, and approximately $1,915,000 for deferred services, compared to approximately $432,000 for software, hardware and interface products, and $1,725,000 for deferred services, at December 31, 2007. The Company also has annually renewable extended service agreements under contracts aggregating in excess of $6,000,000.

Employees

At March 30, 2009, the Company had 69 full time and 2 part time employees of whom 17 are involved in product development, 12 in sales and marketing, 34 in technical services, training, and support, and 8 in administration. The Company is not subject to any collective bargaining agreements and considers its employee relations to be good.

Item 1A. Risk Factors.

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described in this Report. If any of the risks discussed in this Report actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly and you may lose all or a part of your investment. The risk factors described below are not the only ones that may affect us. Additional risks and uncertainties that we do not currently know about or that we currently deem immaterial may also adversely affect our business, financial condition and results of operations. Our forward-looking statements in this Report are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See “Forward-Looking Statements.”

RISKS RELATED TO OUR BUSINESS

We have incurred losses recently that may adversely impact liquidity.

We have experienced operating losses and cash outflows.  For the fiscal year ended December 31, 2008, our net loss was $5,189,900.  At December 31, 2008, our cash and cash equivalents totaled $779,630 and our working capital deficit was $3,874,415.  We cannot be certain that Aspyra will become profitable and sustain profitability.  If Aspyra does not become profitable and sustain profitability, the market price of our common stock will decline.  The Company’s primary source of working capital has been generated from the private placements and borrowings.  The Company’s results of operations for the fiscal year ended December 31, 2008 produced negative operating cash flow of $1,686,024.  Any decline in sales, delays in implementations where payments are tied to delivery and/or performance of services or cancellations of contracts could have a negative effect on cash flow from operations and could in turn increase our liquidity problem.  If sales are not as expected, the Company will make certain cost cutting measures beginning June 2009.  We may require additional cash resources to sustain our business.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders.  The incurrence of additional indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

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

The market for our products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements.  Our future success depends upon our ability to introduce new products that keep pace with technological developments, enhance current product lines and respond to evolving client requirements.  We have incurred, and we will need to continue to incur, significant research and development expenditures in future periods as we strive to remain competitive.  Our failure to meet these demands could result in a loss of our market share and competitiveness and could harm our revenues and results of operations.

Our success depends on our ability to attract, retain and motivate management and other skilled employees.

Our future success and growth depend on the continued services of our key management and employees.  The loss of the services of any of these individuals or any other key employee could materially affect our business. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them.  There are a limited number of people with knowledge of, and experience in, our industry.  We do not have employment agreements with most of our key employees.  However, we generally enter into agreements with our employees regarding patents, confidentiality and related matters.  We do not maintain life insurance on our employees.  Our loss of key personnel, especially without advance notice, or our inability to hire or retain qualified personnel, could have a material adverse effect on sales and our ability to maintain our technological edge.  We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

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

Our products are used to gather information for professionals to make medical decisions, diagnosis, and treatment.  Accordingly, the manufacture and sale of our products entails an inherent risk of product liability arising from an inaccurate, or allegedly inaccurate, test or procedure result.  In the past, we have discovered errors and failures in certain of our product offerings after their introduction and have experienced delayed or lost revenues during the period required to correct these errors.  Errors and failures in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products, loss of competitive position or claims by customers or others.  Alleviating any of these problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our sales, which could cause us to lose existing or potential customers and would adversely affect our operating results.  We may be subject to product liability claims as a result of any failure or errors in our products.  If a customer is successful in proving its damages, it could prove expensive and time-consuming to defend against these claims, and we could be liable for the damages suffered by our customers and other related expenses, which could adversely affect our operating results.  We currently maintain product liability insurance coverage for up to $2 million per incident and up to an aggregate of $5 million per year.  Although management believes this liability coverage is sufficient protection against future claims, there can be no assurance of the sufficiency of these policies.  We have not received any indication that our insurance carrier will not renew our product liability insurance at or near current premiums; however, we cannot guarantee that this will continue to be the case.

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

We expect to generate approximately 10% of our revenues from customers located outside of the United States in the fiscal year ending December 31, 2009.  Our international operations are subject to risks in addition to those faced by our domestic operations, including:

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

On March 26, 2008 the Company completed a private placement of promissory notes and warrants pursuant to a  Securities Purchase Agreement (the "Purchase Agreement") with various accredited investors.  Pursuant to the Purchase Agreement, the Company issued secured promissory notes from the Company in the principal amount of $2,775,000. The notes are convertible into up to 5,427,273 shares of the Company’s Common Stock and have a maturity date of March 26, 2010 and bear interest at the rate of 8% per annum compounded on each July 15 and January 15. In April 2009, the note holders signed a waiver extending the maturity date of the convertible notes to August 26, 2010.  Pursuant to the terms of the Purchase Agreement, the Company issued warrants to purchase up to an additional 5,496,646 shares of Common Stock. As a result, assuming the conversion of all promissory notes and exercise of all the warrants, up to 10,923,919 shares of the Company’s Common Stock may be issued.  On February 12, 2009 the Company entered into a private placement transaction with various accredited investors.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000. The notes are convertible into up to 3,225,806 shares of the Company’s Common Stock and have a maturity date of March 26, 2010 and bear interest at the rate of 12% per annum compounded on each July 15 and January 15.  In April 2009, the purchasers signed a waiver extending the maturity date of the convertible notes to August 26, 2010.  Pursuant to the terms of the transaction, the Company issued warrants to purchase up to an additional 5,774,194 shares of Common Stock. In addition, the Company issued the placement agent warrants to purchase up to 129,032 shares of Common Stock. As a result, assuming the conversion of all promissory notes and exercise of all the warrants, up to 9,129,032 shares of the Company’s Common Stock may be issued. Such issuances if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions affect a change of control of the Company.

Our stock price may be volatile in the future, and you could lose the value of your investment.

The market price of our common stock has experienced significant fluctuations and our stock price may continue to fluctuate significantly, and you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

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

ASPYRA’s United Kingdom subsidiary Aspyra Technologies, Ltd. is located in Rickmansworth, United Kingdom. In August 2008, a new lease was entered into for 2 years.  The United Kingdom office is 285 square feet with a monthly rent of $2,833. The facilities are used for general offices.

Item 3. Legal Proceedings.

There are no material active, pending, or threatened legal proceedings to which the Company is a party.

From time to time we may be involved in litigation relating to claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. We may also be subject to claims arising out of our operations in the normal course of business. As of the date of this Form 10-K, we are not a party to any such other litigation that would have a material adverse effect on us or our business.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information.

The Company’s common shares trade publicly on the NYSE Alternext under the symbol “APY”. The following table sets forth for the periods indicated, the range of the high and low sale prices for the common shares as reported by the NYSE Alternext. The prices do not include retail markups, markdowns, or commissions.

	High	Low
Fiscal 2007 ending December 31,
First Quarter	$2.45	$1.60
Second Quarter	2.45	1.64
Third Quarter	2.35	1.60
Fourth Quarter	2.61	1.50

Fiscal 2008 ending December 31,
First Quarter	1.79	0.34
Second Quarter	0.90	0.32
Third Quarter	0.82	0.18
Fourth Quarter	0.71	0.01

Holders.

The number of shareholders of record of Common Shares of the Company as of March 30, 2009 was approximately 330. The Company also has approximately 975 beneficial holders of record whose shares are held in street name as of March 30, 2009.

Dividends.

Holders of Common Shares are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company has never paid a cash dividend on its Common Shares and the Board of Directors currently intends to retain any earnings for use in the Company’s business.

Securities authorized for issuance under equity compensation plans.

The following table represents securities authorized for issuance under our equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity Compensation Plans approved by security holders	1,290,875	$1.28	255,875

Equity Compensation Plans not approved by security holders	1,750,000	-	1,750,000
Total	3,040,875	1.28	2,005,875

Recent sales of unregistered securities.

From time to time the Company has issued restricted common shares to its employees in lieu of compensation for vacation pay. However, there were no such issuances of unregistered Common Shares during the years ended December 31, 2008 and 2007. All sales of our of our restricted stock during 2008 have been reported in a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q.

Purchase of equity securities.

During the years ended December 31, 2008 and 2007, there were no repurchases of Common Shares.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion relates to the consolidated business of ASPYRA, which includes the operations of its wholly owned subsidiary Aspyra Diagnostic Solutions, Inc. (ADSI) formerly StorCOMM, Inc. and its wholly owned subsidiary Aspyra Technologies, Ltd. (ATI) formerly StorCOMM Technologies, Ltd.

ASPYRA operates in one business segment determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, and generates revenues primarily from the sale of its Clinical and Diagnostic Information Systems, which includes the license of proprietary application software, and may include the sale of servers and other hardware components to be integrated with its application software. In connection with its sales of its products, the Company provides implementation services for the installation, integration, and training of end users’ personnel. The Company also generates sales of ancillary software and hardware, to its customers and to third parties. We recognize these revenues under system sales in our consolidated financial statements.  The Company also generates recurring revenues from the provision of comprehensive post implementation services to its customers, pursuant to extended service agreements. We recognize these revenues under service revenues in our consolidated financial statements.  This service relationship is an important aspect of our business as the Company’s products are “mission critical” systems that are used by healthcare providers in most cases 24 hours per day and 7 days per week.  In order to retain this service relationship we must keep our products current for competitive, clinical, diagnostic, and regulatory compliance.  Enhancements to our products in the form of software upgrades are an integral part of our business model and are included as a contract obligation in our warranty and extended service agreements.  In order to generate such revenue opportunities our investment in software enhancements is significant and is a key component of our on going support obligations.

Because of the nature of our business, ASPYRA makes significant investments in research and development for new products and enhancements to existing products. Historically, ASPYRA has funded its research and development programs through cash flow primarily generated from operations. Management anticipates that future expenditures in research and development will continue at current levels.

Aspyra incurred a net loss applicable to shareholders of $5,189,900 or basic and diluted loss per share of $0.42 for the year ended December 31, 2008 as compared to a net loss applicable to shareholders of $5,006,032 or basic and diluted loss per share of $0.44 for the year ended December 31, 2007.

The operating losses incurred by the Company during the year ended December 31, 2008 were attributable to a decrease in sales compared to the same periods in 2007, partially offset by lower costs as a result of actions taken in the first quarter of 2008 to reduce personnel and other expenses. The results are more fully discussed in the following section “Results of Operations.”

This management’s discussion and analysis compares the results of operation for the fiscal year ended December 31, 2008 with the fiscal year ended December 31, 2007.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December31, 2007

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Revenues:
System sales	20.6%	31.5%
Service revenues	79.4	68.5

Total revenues	100.0	100.0

Cost of products and services sold:
System sales	25.3	24.9
Service revenues	28.8	27.7

Total cost of products and services	54.1	52.6

Gross profit	45.9	47.4

Operating expenses:
Selling, general and administrative	72.9	65.4
Impairment of goodwill	6.8	—
Research and development	21.4	22.9

Total operating expenses	101.1	88.3

Operating loss	(55.2)	(40.9)

Loss before provision for income taxes	(60.8)	(41.0)

Provision for income taxes	0.1	—

Net loss	(60.9)	(41.0)

Deemed dividend	—	(7.7)

Net loss applicable to common shareholders	(60.9)	(48.7)

Revenues

Sales for the fiscal year ending December 31, 2008 were $8,526,042, as compared to $10,272,247 for the fiscal year ending December 31, 2007, an overall decrease of $1,746,205 or 17.0%. When analyzed by revenue category, sales of Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) decreased by $1,480,594 or 45.8% and service revenues decreased by $265,611 or 3.8%. The decrease in sales of DIS products was primarily attributable to the reduction in sales through the Company’s distributors and channel partners.  Additionally, due to market conditions, there has been a slowing of sales cycles.  Management continues to believe that the importance of imaging technologies such as the Company’s Radiology Information System (“RIS”) / Picture Archive Communication System (“PACS”) products justifies them as an investment by end users to improve efficiencies.  The Company has been rebuilding its sales force and hired several new experienced regional sales managers in an effort to capitalize on market opportunities.

The decrease in service revenues is primarily attributable to a reduced number of post-implementation services provided.  If and when the Company’s installed base of CIS and DIS installations increases, then service revenues would be expected to increase as well.

Sales cycles for Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) products are generally lengthy and on average exceed six months from inception to closure.  Because of the complexity of the sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.  Furthermore, market conditions have also affected the length of the sales cycle.  Additionally, the Company has been primarily reliant on distributors and channel partners for the sales of its Diagnostic Systems and has been subject to inconsistent flow of orders.  ASPYRA’s sales force is now focusing on a direct sales model for the diagnostic system products to supplement the distribution and channel network so that the Company will be less reliant on third parties for the sale of its diagnostic systems.  ASPYRA has completed new versions of its laboratory and radiology information systems products, as well as its AccessRAD RIS/ PACS which it has begun marketing.

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

Cost of Products and Services Sold

Cost of products and services sold decreased by $791,110 or 14.6% for the fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007. The overall decrease in cost of sales was primarily attributable to a decrease in labor costs of $348,366 or 12.2%, a decrease of $290,045 or 42.0% in material costs, and a decrease in other costs of sales of $152,700 or 8.2%. The decrease in labor costs and other costs of sales was primarily attributable to reduction of personnel and overhead. The decrease in material costs was attributable to the decrease in system sales requiring hardware.

Cost of sales as a percentage of sales increased to 54% for the fiscal year ended December 31, 2008, as compared to 53% for the fiscal year ended December 31, 2007. The overall percentage increase in cost of sales, as a percentage of sales, was primarily attributable to reduction in revenues as described above.  Management believes the gross profit margin will improve in fiscal 2009 due to reduced operating expense; however, the Company could experience quarterly variations in gross margin as a result of the factors discussed above. Management was able to eliminate redundant personnel and achieve operational synergies that yielded reductions in operating expenses during the fiscal 2008 which we expect to be evident in 2009.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $499,567 or 7.4% for the fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007.  The reduction of expenses was primarily attributable to decreases of approximately $895,000 related to salaries,  $28,000 in tradeshow expenses, $54,000 related to insurance expenses, $136,000 in travel and lodging expenses, which were partially offset by an increase of $69,000 in stock administration expenses, $211,000 in SFAS 123(R) stock-based compensation expense, $145,000 in recruitment fees, $48,000 in legal and accounting expenses, and $140,000 consulting expenses related to the documentation of the Company’s internal controls and consulting fees compared to the same period in fiscal 2007. Management continues to evaluate cost reductions in some of its selling, general and administrative expenses while it also continues to plan further investment in its marketing programs.

Impairment of Goodwill

Under SFAS 142 “Goodwill and Other Intangible Assets”, goodwill is not amortized but tested for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.   As a result of the annual testing of goodwill, the Company recorded a goodwill impairment of $576,434 .

Research and Development Expenses

Research and development expenses decreased $526,787 or 22.4% during the fiscal year ended December 31, 2008, as compared to the fiscal year ended December 31, 2007. The decrease was primarily attributable to decreases in salaries and expenses of personnel in product development.  Current development expenses were attributable to the development of AccessRAD, the RIS/PACS solution that integrates the Company’s CyberRAD radiology information system with its AccessNET PACS system, and enhancements and new modules for the Company’s CIS and DIS products.  For its current fiscal year ended December 31, 2008 and fiscal year ended December 31, 2007, the Company capitalized software costs of $530,313 and $825,412, respectively, which are generally amortized over the estimated useful life not to exceed five years.

Interest and other income was $299,094 for the fiscal year ended December 31, 2008 as compared to $150,568 for the fiscal year ended December 31, 2007 due to the settlement of an outstanding notes payable and outstanding accounts payable, which was recorded in other income.

Interest and other expense was $777,749 for the fiscal year ended December 31, 2008 as compared to $167,991 for the fiscal year ended December 31, 2007.  The increase was primarily due to non-cash interest charges related to the value of outstanding warrants, beneficial conversion, and debt issuance costs resulting from the private placement transaction completed on March 26, 2008.  See “Liquidity and Capital Resources” for additional information.

Income tax provision was $8,599 for the fiscal year ended December 31, 2008 as compared to $2,117 for the fiscal year ended December 31, 2007.

As a result of the factors discussed above, the Company incurred a net loss applicable to common shareholders of $5,189,900 or basic and diluted loss per share of $0.42 for the fiscal year ended December 31, 2008 as compared to a net loss applicable to common shareholders of $5,006,032 or basic and diluted loss per share of $0.44 for the fiscal year ended December 31, 2007.

Internal Revenue Code Section 382 imposes limitations on the utilization of net operating loss and tax credit carryovers pursuant to an ownership change as a consequence of the merger with StorCOMM. The annual loss limitation amount is $770,000.  Accordingly the Company has reduced the state and federal net operating loss of approximately $21,600,000 and $23,600,000, respectively.  At December 31, 2008, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $17,900,000 and $20,000,000, respectively, which are net of Internal Revenue Code Section 382 limitations. These operating loss carryforwards expire at various dates through 2028, and general business tax credit carryforwards available to offset future state and federal income tax payable are approximately $552,000 and $936,000, respectively. While the Federal general business tax credits expire at various dates through 2028, the state general business tax credits can be carried forward indefinitely.

The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences.  At December 31, 2008, the Company evaluated the net deferred tax asset taking into consideration operating results and determined that a valuation allowance of approximately $8,031,300 should be maintained.

Capital Resources and Liquidity

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $530,313 and $825,412, respectively, during fiscal 2008 and 2007 in software development.  These expenditures related to investment in the Company’s new RIS/PACS integrated system, AccessRAD, enhancements to AccessNET, the new browser version of the Company’s LIS product, CyberLAB, and other product enhancements. The Company anticipates expending additional sums during fiscal 2009 on product enhancements to all its products and the further development of AccessRAD.  During fiscal 2008, the Company invested an aggregate of $23,337 in fixed assets primarily consisting of computers and software, as compared to an investment of $95,935 in fixed assets primarily consisting of computers, network infrastructure, telephone and data communications systems, and software in 2007.

As of December 31, 2008, the Company’s working capital amounted to a deficit of $3,874,415 compared to a working deficit of $4,007,912, as of December 31, 2007. The reduction in deficit was primarily attributable to the private placement transaction completed on March 26, 2008 with various current and new investors which is described in more detail below.

At December 31, 2008, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $744,965 was outstanding.  .  The revolving line of credit is secured by the Company’s accounts receivable and inventory. Advances are on a formula based on eligible accounts receivable and inventory balances.  The revolving line of credit is subject to certain covenants.  As of December 31, 2008, the Company was not in compliance with all covenants but had obtained a waiver from the bank.  On March 31, 2009, the Company executed agreements renewing its revolving line of credit in the aggregate amount of $1,300,000.  The renewed revolving line of credit is subject to certain covenants, which includes revised financial covenants and matures on May 27, 2010.  Management is considering additional financing to accelerate its business development plans which in turn may improve its working capital position.

Cash used in operating activities was $1,686,024 for the fiscal year ended December 31, 2008, compared to cash used in operating activities of $1,618,035 for the fiscal year ended December 31, 2007.  The increase in cash used for operating activities was primarily attributable to the net change in receivables, accrued liabilities and deferred service contract.

Net cash used in investing activities totaled $553,650 for the 2008 fiscal year, compared to $921,347 used in investing activities during the 2007 fiscal year.  The change was primarily the result of a decrease in investment in fixed assets and software capitalization costs compared to the prior fiscal year.

Cash provided by financing activities amounted to $2,142,004 during the 2008 fiscal year compared to cash provided by financing activities of $2,344,731 in fiscal 2007.  The decrease was primarily attributable to the exercise of outstanding warrants and the change in restricted cash in 2007, partially offset by the Company completing the private placement transaction described below on March 26, 2008.

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

On March 26, 2008 the Company completed a private placement of promissory notes and warrants pursuant to a Securities Purchase Agreement (the "Purchase Agreement") entered into with various accredited investors.  Under the terms of the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000.  The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.55 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible into up to 5,427,273 shares of the Company’s Common Stock, have a maturity date of March 26, 2010 and bear interest at the rate of 8% per annum compounded on each July 15 and January 15.  In April 2009, the note holders signed a waiver extending the maturity date of the convertible notes to August 26, 2010. Under the terms of the Purchase Agreement, the Company issued to the note holders three year warrants to purchase up to an aggregate of 5,496,646 additional shares of Common Stock.  In February 2009, the Company and purchasers signed waivers extending the term of the warrants to March 26, 2012.  As a result, assuming the conversion of all promissory notes and exercise of all warrants issued in the private placement, up to 10,923,919 shares of the Company’s Common Stock may be issued.  Such an issuance if it were to occur, would be highly dilutive to existing shareholders and may, under certain conditions, effect a change of control of the Company. Simultaneously with the execution of the Purchase Agreement, the Company and each of the investors entered into a Registration Rights Agreement, pursuant to which each of the private placement investors shall be entitled to certain registration rights for all of the shares issuable in the transaction.

On February 12, 2009 the Company entered into a private placement transaction with various current and new shareholders.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.31 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible up to 3,225,806 shares of the Company’s common stock and have a maturity date of March 26, 2010 and bear interest at the rate of 12% per annum compounded on each July 15 and January 15.  In April 2009, the purchasers signed a waiver extending the maturity date of the convertible notes to August 26, 2010.  Pursuant to the terms of the transaction, the Company will issue three year warrants to purchase up to an additional 5,774,194 of shares of Common Stock. In addition, the Company issued the placement agents warrants to purchase up to 129,032 shares of Common Stock. As a result, assuming the conversion of all promissory notes and exercise of all warrants, up to 9,129,032 shares of the Company’s Common Stock may be issued. Such an issuance if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions effect a change of control of the Company.

We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  If the Company is unable to generate cash from operations or meet revenue targets or obtain new cash inflows from financing or equity offerings, the Company would need to take action and reduce costs in order to operate for the next 12 months.  This requires the Company to plan for potential courses of action to reduce costs and look for new sources of financings and capital infusion.  The Company has a detailed strategic plan which outlines short and long term plans to improve its operations.  If sales are not as expected, the Company will make certain cost cutting measures beginning June 30, 2009.  We may also require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility with a lender.  The sale of additional convertible debt securities or equity securities could result in additional dilution to our stockholders.  The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may from time to time evaluate acquisitions of other businesses, applications or technologies.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$1,923,386	$533,512	$1,063,547	$326,327	$—
Debt (1)	$845,525	$845,525	$—	$—	$—
Convertible notes	$2,460,000	$—	$2,460,000	$—	$—
Capital lease	$421,879	$190,231	$231,648	$—	$—
Total	$5,650,790	$1,569,268	$3,755,195	$326,327	$—

(1)	Includes payment of interest of $50,560 in 2009.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of ASPYRA’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term extended service agreements with its customers.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes determination of the excess or obsolete items in the inventory, which are specifically reserved.  In addition, reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At December 31, 2008 the inventory reserve was $136,989.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at December 31, 2008 was $806,996, net of an allowance for doubtful accounts of $37,613.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately and specifically defined in a quotation or contract.  Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  Revenues are presented net of discounts.  At December 31, 2008 deferred revenue was $521,520.

Post Implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At December 31, 2008, deferred service contract income was $1,914,979.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product not to exceed five years.  For the years ended December 31, 2008 and December 31, 2007, the Company capitalized $530,313 and $825,412, respectively.  For the year ended December 31, 2008, the balance of capitalized software costs was $2,851,327 net of accumulated amortization of $798,919.

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

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment analysis is to identify a potential impairment by comparing the book values of our reporting unit to the estimated fair values at the valuation date. The estimate of fair value of our reporting unit is computed using the present value of estimated future cash flows. This analysis utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on our budget and long-range strategic plan. The discount rate used at the valuation date is the Company’s weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn.

If the fair value of our reporting unit exceeds its book value, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not required to be completed. If the book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment analysis is required to be performed to determine the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the estimated fair value of our existing tangible assets and liabilities as well as existing identified intangible assets and previously unrecognized intangible assets in a manner similar to a purchase price allocation. The unallocated portion of the estimated fair value of the reporting unit is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As discussed in Note 5 to the consolidated financial statements, the Company performed its annual impairment analysis as of October 1, 2008. The impairment analysis indicated that the goodwill associated the Company’s reporting unit was impaired. Therefore, the Company recognized a $576,434 goodwill impairment charge during the fourth quarter of 2008. The assumptions included in the impairment analysis require judgment; and changes to these inputs could materially impact the results of the calculation. Other than management’s internal projections of future earnings, the primary assumptions used in the impairment analysis was the weighted-average cost of capital, long-term growth rates and the control premium.

Although our cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the expected future cash flows attributable to these businesses. In addition, as discussed above, the determination of fair value requires that we make certain judgments, estimates and assumptions. While the Company believes the fair values we have estimated are reasonable, actual performance in the short-term and long-term could be materially different from our forecasts, which could impact future estimates of fair value of our reporting unit and may result in additional impairments of goodwill.

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

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in the years ended December 31, 2008 and 2007 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (Revised) (“SFAS 141(R)”),  Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141(R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. The Company will adopt SFAS 141(R) for all acquisitions after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB staff issued a staff position that delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities except for those recognized or disclosed at fair value annually. The FASB also issued FAS-157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classifications or Measurements under SFAS Statement No. 13”. The Company adopted the provision of SFAS 157, as applicable, beginning in fiscal year 2008. The adoption of SFAS No. 157 did not have a material effect on our consolidated operating results or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008.  The adoption of SFAS No. 159 did not have a material effect on our consolidated operating results or financial position.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities which amends SFAS No. 133". The statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement was effective on November 15, 2008. The adoption of SFAS 162 did not have a material impact on the consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts, or any other off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementry Data.

For a list of financial statements filed as part of this report, see index to Financial Statements on page 40.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T).  Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of ASPYRA’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.  This section should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the fiscal year covered by this Annual Report on Form 10-K.  We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December  31, 2008, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from “Directors, Executive Officers, Promoters and Control Persons” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2009 Annual Meeting of the Company’s Shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (1934 Act) requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity security, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from “Executive Compensation” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2009 Annual Meeting of the Company’s Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2009 Annual Meeting of the Company’s Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from “Certain Relationships and Related Transactions and Director Independence” in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2009 Annual Meeting of the Company’s Shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from Principal Accountant Fees and Services in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 2009 Annual Meeting of the Company’s Shareholders.

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as exhibits to this registration statement:

2. 1	(1)	Agreement and Plan of Reorganization, dated August 16, 2005, by and among Creative Computer Applications, Inc., StorCOMM, Inc. and Xymed.com, Inc.
2. 1.1	(1)	Agreement and Plan of Reorganization Side Letter, dated October 20, 2005, by and among Creative Computer Applications, Inc., StorCOMM, Inc. and Xymed.com, Inc.
2. 2	(2)	Asset Purchase Agreement.
3. 1	(3)	Restated Articles of Incorporation, as Amended.
3. 2	(1)	Amendment to the Restated Articles of Incorporation filed with the Secretary of the State of California on November 21, 2005.
3. 3	(3)	By-Laws, as amended.
4. 1	(3)	Specimen Share Certificate.
4. 2	(4)	Specimen Warrant Certificate.
4. 3	(4)	Form of Underwriter’s Warrant.
4. 4	(3)†	1982 Non-Qualified Stock Option Plan.
4. 5	(4)†	1982 Incentive Stock Option Plan, as amended.
4. 6	(2)†	1992 Incentive Stock Option Plan.
4. 7	(5)†	1992 Non-Qualified Stock Option Plan.
4. 8	(6)†	1997 Stock Option Plan.
4. 9	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and Western States Pharmacy Consultants, Ltd.
4. 10	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and James L.D. Roser.
4. 11	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and The Roser Partnership.
4. 12	(2)	Warrant Agreement and Warrant Certificate between Creative Computer Applications, Inc. and Epigen, Inc.
4. 13	(7)	Registration Rights Agreement.
4. 14	(1)	Form of Warrant.
4. 15	(1)	Registration Rights Agreement, dated August 18, 2005.
4. 16	(1)	2005 Equity Incentive Plan.
4. 17	(13)	Specimen Share Certificate.
4. 18	(13)	A Form of Warrant issued in Private Placement closed on November 22, 2005.
4. 19	(13)	A Form of Warrant issued in Private Placement closed on May 17, 2006.
4. 20	(15)	Form of Note issued in the Private Placement that closed on March 26, 2008
4. 21	(15)	Form of Warrant issued in the Private Placement that closed on March 26, 2008
4. 22	(16)	Form of Secured Convertible Promissory Note issued in the Private Placement that closed on February 12, 2009
4. 23	(16)	Form of Warrant issued in the Private Placement that closed on February 12, 2009
10. 1	(4)	Warrant Agreement.
10. 2	(4)	The Company’s product warranties.
10. 3	(4)†	Bruce Miller Employment Agreement.
10. 4	(4)†	Steven M. Besbeck Employment Agreement.
10. 5	(3)	14% Subordinated Convertible Debenture due December 21, 1987.
10. 6	(3)	Form of 1983 Warrants.
10. 7	(3)	Form of 1982 Warrant.
10. 8	(4)	Original Equipment Manufacturer Contracts.
10. 9	(4)	Michael Miller Consulting Agreement.
10. 10	(4)	Boehringer Mannheim (Canada) Joint Marketing Agreement.
10. 12	(8)	Lease for Premises at 26664 Agoura Road, Calabasas, California.
10. 13	(8)	SAC Shareholders’ Agreement.
10. 14	(7)	Lease for Premises at 26115-A Mureau Road, Calabasas, California.
10. 15	(7)	Mission Park Agreement.

10. 16	(9)†	Change in Control Agreements, by and between Creative Computer Applications, Inc. and Steven M. Besbeck, dated February 7, 2005.
10. 17	(9)†	Change in Control Agreements, by and between Creative Computer Applications, Inc. and Bruce M. Miller, dated February 7, 2005.
10. 18	(9)†	Change in Control Agreements, by and between Creative Computer Applications, Inc. and James R. Helms, dated February 7, 2005.
10. 19	(10)†	Employment Agreement, by and between Creative Computer Applications, Inc. and Samuel G. Elliott, dated October 1, 2005.
10. 20	(10)†	Employment Agreement, by and between Creative Computer Applications, Inc. and William W. Peterson, dated October 1, 2005.
10. 21	(10)	Shareholder Support Agreement, by and among StorCOMM, Inc., Steven M. Besbeck, Bruce M. Miller and James R. Helms, dated September 29, 2005.
10. 22	(10)	Stockholder Support Agreement, by and among Creative Computer Applications, Inc., Xymed.com, Inc., Giving Productively, Inc. and TITAB, LLC, dated September 29, 2005.
10. 23	(1)	Common Stock and Warrant Purchase Agreement, dated August 18, 2005.
10. 24	(10)	Option Agreement Side Letter, by and between Creative Computer Applications, Inc. and StorCOMM, Inc., dated October 20, 2005.
10. 25	(10)	Promissory Note dated September 29, 2005.
10. 26	(12)	Common Stock and Warrant Purchase Agreement, dated May 4, 2006.
10. 27	(12)	Registration Rights Agreement, dated May 4, 2006.
10. 28	(14)	Separation Agreement and General Release, dated as of December 20, 2007 by and between Aspyra, Inc. and Steven M. Besbeck.
10. 29	(15)	Securities Purchase Agreement, dated as of March 26, 2008
10. 30	(15)	Security Agreement, dated as of March 26, 2008
10. 31	(15)	Registration Rights Agreement, dated March 26, 2008
10. 32	(16)	Securities Purchase Agreement, dated February 12, 2009
10. 33	(16)	Security Agreement dated as of February 12, 2009
10. 34	(17)	Separation Agreement and General Release, dated as of April 1, 2009 by and between Aspyra, Inc. and Bruce M. Miller.
14. 1	(11)	Code of Ethics.
21. 1	(10)	Subsidiaries of the Registrant.
23.1	*	Consent of BDO Seidman, LLP
31. 1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31. 2	*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32. 1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32. 2	*	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________
(1)	Included as an Annex to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC File No. 333-128795.
(2)	Previously filed as an exhibit to the Company’s Form 8-K dated October 21, 1992.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 dated October 1, 1985 SEC File No. 2-99878.
(5)	Previously filed as an addendum to the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders dated April 10, 1992.
(6)	Previously filed as an exhibit to the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders dated March 24, 1997.
(7)	Previously filed as an exhibit to the Company’s Form 10-K for the year ended August 31, 1992.
(8)	Previously filed as an exhibit to the Company’s Form 10-K for the year ended August 31, 1986.
(9)	Form of Change in Control Agreement previously filed as an exhibit to the Company’s Form 8-K dated February 9, 2005.
(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005 (SEC File No. 333-128795).
(11)	Previously filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2005.
(12)	Previously filed as an exhibit to the Company’s Form 8-K, dated May 18, 2006.
(13)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 dated June 9, 2006 SEC File No. 333-134926.
(14)	Previously filed as an exhibit to the Company’s Form 8-K/A, dated December 27, 2007.
(15)	Previously filed as an exhibit to the Company’s Form 8-K, dated April 1, 2008.
(16)	Previously filed as an exhibit to the Company’s Form 8-K, dated February 19, 2009.
(17)	Previously filed as an exhibit to the Company’s Form 8-K, dated April 3, 2009.

†	Executive compensation plans and arrangements.
*	Filed with this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPYRA, INC.
Dated: April 10, 2009	By:
/S/ Rodney W. Schutt
Rodney W. Schutt
Chief Executive Officer
(principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/Rodney W. Schutt	Chief Executive Officer and Director	April 10, 2009
Rodney W. Schutt	(principal executive officer)

/S/ Anahita Villafane	Chief Financial Officer and Secretary	April 10, 2009
Anahita Villafane	(principal accounting and financial officer)

/S/ Ademola Lawal	Chief Operating Officer	April 10, 2009
Ademola Lawal

/S/ James R. Helms	Vice President of Strategic Analysis	April 10, 2009
James R. Helms

/S/ Robert Pruter	Senior Vice President, Sales and Marketing	April 10, 2009
Robert Pruter

/S/ John Mutch	Chairman	April 10, 2009
John Mutch

/S/ James Zierick	Director	April 10, 2009
James Zierick

/S/ Lawrence S. Schmid	Director	April 10, 2009
Lawrence S. Schmid

/S/ Robert S. Fogerson, Jr.	Director	April 10, 2009
Robert S. Fogerson, Jr.

/S/ Norman R. Cohen	Director	April 10, 2009
Norman R. Cohen

/S/ Jeffrey Tumbleson	Director	April 10, 2009
Jeffrey Tumbleson

/S/ C. Ian Sym-Smith	Director	April 10, 2009
C. Ian Sym-Smith

ASPYRA, INC.

____________________________

Consolidated Financial Statements

For the Year Ended December 31, 2008 and 2007

____________________________

ASPYRA, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aspyra, Inc. and Subsidiaries
Calabasas, California

We have audited the accompanying consolidated balance sheets of Aspyra, Inc., as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspyra, Inc. at December 31, 2008, and the consolidated results of its operations and comprehensive loss and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP
Los Angeles, California
April 10, 2009

ASPYRA, INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$779,630	$803,392
Receivables, net	806,996	921,212
Inventory	27,358	49,802
Prepaid expenses	225,971	126,139

TOTAL CURRENT ASSETS	1,839,955	1,900,545

PROPERTY AND EQUIPMENT, net	498,395	839,889
OTHER ASSETS	182,698	86,529
INVENTORY OF COMPONENT PARTS	27,693	74,896
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $798,919 and $875,165, respectively	2,851,327	2,839,232
INTANGIBLES, net	3,072,490	3,760,982
GOODWILL	6,692,000	7,268,434
	$15,164,558	$16,770,507
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$794,965	$1,200,605
Accounts payable	710,157	784,735
Accrued liabilities:
Vacation pay	357,798	363,239
Accrued compensation	333,712	518,737
Accrued interest	226,635	106,646
Deferred rent	75,511	65,143
Cutomer deposits	373,928	218,994
Other	254,928	343,725
Deferred service contract income	1,914,979	1,724,650
Deferred revenue on system sales	521,520	431,746
Capital lease — current portion	150,237	150,237

TOTAL CURRENT LIABILITIES	5,714,370	5,908,457

CAPITAL LEASE, LESS CURRENT PORTION	198,048	348,285
NOTES PAYABLE	2,460,000	—

TOTAL LIABILITIES	8,372,418	6,256,742

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 40,000,000 shares authorized; 12,437,150 shares issued and outstanding at December 31, 2008 and 2007	22,761,951	22,761,951
Additional paid-in capital	2,587,065	1,178,354
Accumulated deficit	(18,556,512)	(13,366,612)
Accumulated other comprehensive loss	(364)	(59,928)

TOTAL SHAREHOLDERS’ EQUITY	6,792,140	10,513,765
	$15,164,558	$16,770,507

See notes to consolidated financial statements.

ASPYRA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31, 2008	December 31, 2007
NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$1,755,276	$3,235,870
Service revenue	6,770,766	7,036,377
TOTAL SYSTEM SALES AND SERVICE REVENUE	8,526,042	10,272,247

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	2,156,384	2,559,367
Service revenue	2,453,159	2,841,286
TOTAL COSTS OF PRODUCTS AND SERVICES SOLD	4,609,543	5,400,653

GROSS PROFIT	3,916,499	4,871,594

RESEARCH AND DEVELOPMENT EXPENSES	1,826,787	2,353,574
IMPAIRMENT OF GOODWILL	576,434	—
SELLING AND ADMINISTRATIVE EXPENSES	6,215,924	6,715,491
TOTAL OPERATING EXPENSES	8,619,145	9,069,065

OPERATING LOSS	(4,702,646)	(4,197,471)

OTHER INCOME (EXPENSE):
Interest income	299,094	150,568
Interest and other expense	(777,749)	(167,991)
TOTAL OTHER EXPENSE	(478,655)	(17,423)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,181,301)	(4,214,894)

PROVISION FOR INCOME TAXES	8,599	2,117

NET LOSS	$(5,189,900)	$(4,217,011)

DEEMED DIVIDEND ON EXERCISE OF WARRANTS	—	(789,021)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(5,189,900)	$(5,006,032)

LOSS PER SHARE:

Basic and Diluted	$(.42)	$(.44)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

Basic and Diluted	12,437,150	11,336,483

See notes to consolidated financial statements.

ASPYRA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Shares	Common Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE, January 1, 2007	10,783,150	$21,044,071	$160,572	$(8,360,580)	$(44,731)	$12,799,332
Components of comprehensive loss:

Net loss	—	—	—	(4,217,011)	—	(4,217,011)

Foreign currency translation adjustment	—	—	—	—	(15,197)	(15,197)

Total comprehensive loss						(4,232,208)

Deemed dividend on exercise of warrants	—	—	789,021	(789,021)	—	—

Compensation expense	—	—	228,761	—	—	228,761

Exercise of stock options	4,000	2,880	—	—	—	2,880

Exercise of warrants (net of $100,000 costs)	1,650,000	1,715,000	—	—	—	1,715,000
BALANCE, December 31, 2007	12,437,150	22,761,951	1,178,354	(13,366,612)	(59,928)	10,513,765
Components of comprehensive loss:

Net loss	—	—	—	(5,189,900)	—	(5,189,900)

Foreign currency translation adjustment	—	—	—	—	59,564	59,564

Total comprehensive loss						(5,130,336)

Compensation expense	—	—	435,711	—	—	435,711

Beneficial conversion feature related to private placement	—	—	133,000	—	—	133,000

Value of warrants granted in private placement	—	—	840,000	—	—	840,000
BALANCE, December 31, 2008	12,437,150	$22,761,951	$2,587,065	$(18,556,512)	$(364)	$6,792,140

See notes to consolidated financial statements.

ASPYRA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

	Years ended
	December 31, 2008	December 31, 2007
OPERATING ACTIVITIES

Net loss	$(5,189,900)	$(4,217,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	350,487	428,859
Amortization of capitalized software costs	518,218	473,486
Warrant discount and beneficial conversion amortization	443,626	—
Amortization of acquired intangibles	688,492	688,500
Impairment of goodwill	576,434	—
Provision for doubtful accounts	24,739	65,993
Stock based compensation	435,711	228,761
Increase (decrease) from changes in:
Receivables	89,477	346,948
Inventories	69,648	111,711
Prepaid expenses and other assets	18,374	121,679
Accounts payable	(74,578)	(102,282)
Accrued liabilities	83,145	365,767
Deferred service contract income	190,329	215,608
Deferred revenue on system sales	89,774	(346,054)

Net cash used in operating activities	(1,686,024)	(1,618,035)

INVESTING ACTIVITIES
Additions to property and equipment	(23,337)	(95,935)
Additions to capitalized software costs	(530,313)	(825,412)

Net cash used in investing activities	(553,650)	(921,347)

FINANCING ACTIVITIES
Borrowings on line of credit and notes payable	2,775,000	1,026,477
Forgiveness of debt	(171,197)	(96,929)
Payments on line of credit and notes payable	(311,562)	(1,152,460)
Payments on capital lease obligations	(150,237)	(150,237)
Decrease in restricted cash	—	1,000,000
Exercise of stock options and warrants	—	1,717,880

Net cash provided by financing activities	2,142,004	2,344,731

Foreign currency translation adjustment	73,908	(16,589)

NET DECREASE IN CASH	(23,762)	(211,240)
CASH, beginning of year	803,392	1,014,632
CASH, end of year	$779,630	$803,392

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

The Company maintains the majority of its cash and cash equivalents in a number of commercial bank accounts.  Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each bank.  From time to time, deposits may exceed FDIC coverage limits.

Inventories

Inventories consist primarily of computer hardware stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.

The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying consolidated balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At December 31, 2008 and 2007 and the inventory allowance was $136,989 and $166,781, respectively.

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

During the years ended December 31, 2008, and 2007, the Company capitalized $530,313 and $825,412, respectively of software development costs.  Amortization expense of capitalized software development costs, included in cost of sales, for the years ended December 31, 2008 and 2007 amounted to $518,219 and $473,486, respectively.

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

As a result of the above provisions, the Company recorded deferred revenue on system sales of $521,520 and $431,746 at December 31, 2008 and 2007, respectively.

Service Revenue

Service revenues are recognized ratably over the contractual period (usually one year) or as the services are provided.  These services are not essential to the functionality of any other elements and are separately stated.  At December 31, 2008 and 2007, the Company had deferred service revenues of $1,914,979 and $1,724,650, respectively.

Deferred Revenue and Income

Deferred revenue on system sales and deferred service contract income represent cash received in advance or accounts receivable from system and service sales of which the above criteria have not been met for the current reporting of income.

Stock Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share−Based Payment,” (SFAS 123R), which requires the measurement and recognition of compensation expense for all share−based payment awards made to employees and directors based on estimated fair values at the date of grant using an option−pricing model. SFAS 123R replaces SFAS 123, “Accounting for Stock−Based Compensation” (SFAS No. 123) for awards granted to employees and directors and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  Under the provisions of SFAS 123R, share based compensation expense is recognized over the employee’s requisite service period (generally the vesting period of the equity grant) using the accelerated method, and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Share−based compensation expense recognized under SFAS 123R for employees and directors for 2008 and 2007 was $435,711, and $228,761, respectively, which impacted our basic and diluted loss per share by $0.04 and $0.02, respectively.

The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for grants in 2008 and 2007: expected life of options ranging from 3 to 5 years; expected volatility ranging from 72% to 81%; no dividends; and risk-free interest rate ranging 2.5% to 4.3%.  The weighted average fair value on the date of grants for options granted during the years ended December 31, 2008 and 2007 was $0.50 and $1.04, respectively.

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In accordance with SFAS 142, the Company evaluates goodwill and intangible assets with indefinite lives for impairment at the reporting unit level during the fourth quarter of each year and on an interim date if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment analysis is to identify a potential impairment by comparing the book values of our reporting unit to the estimated fair values at the valuation date. The estimate of fair value of our reporting unit is computed using the present value of estimated future cash flows. This analysis utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on our budget and long-range strategic plan. The discount rate used at the valuation date is the Company’s weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn.

If the fair value of our reporting unit exceeds its book value, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not required to be completed. If the book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment analysis is required to be performed to determine the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the estimated fair value of our existing tangible assets and liabilities as well as existing identified intangible assets and previously unrecognized intangible assets in a manner similar to a purchase price allocation. The unallocated portion of the estimated fair value of the reporting unit is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As discussed in Note 5 to the consolidated financial statements, the Company performed its annual impairment analysis as of October 1, 2008. The impairment analysis indicated that the goodwill associated the Company’s reporting unit was impaired. Therefore, the Company recognized a $576,434 goodwill impairment charge during the fourth quarter of 2008. The assumptions included in the impairment analysis require judgment; and changes to these inputs could materially impact the results of the calculation. Other than management’s internal projections of future earnings, the primary assumptions used in the impairment analysis was the weighted-average cost of capital, long-term growth rates and the control premium.

Although our cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the expected future cash flows attributable to these businesses. In addition, as discussed above, the determination of fair value requires that we make certain judgments, estimates and assumptions. While the Company believes the fair values we have estimated are reasonable, actual performance in the short-term and long-term could be materially different from our forecasts, which could impact future estimates of fair value of our reporting unit and may result in additional impairments of goodwill.

Capital Leases

Assets held under capital leases are  included as computer equipment, and are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation expense is computed using the straight−line method over the estimated useful lives of the assets. All lease agreements contain bargain purchase options at termination of the lease.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (Revised) (“SFAS 141(R)”), Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141(R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. The Company will adopt SFAS 141(R) in calendar year 2009, for all acquisitions after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB staff issued a staff position that delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities except for those recognized or disclosed at fair value annually. The FASB also issued FAS-157-1, “application of FASB Statement No. 157 to FASB Statement No. 13 and other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classifications or Measurements under SFAS Statement No. 13”. The Company adopted the provision of SFAS 157, as applicable, beginning in fiscal year 2008. The adoption of SFAS No. 157 did not have a material effect on our operating results or financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement was effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on the consolidated financial statements.

NOTE 2 – LIQUIDITY

As of December 31, 2008, the Company’s working deficit of $3,874,415 compared to a working deficit of $4,007,912, as of December 31, 2007. At December 31, 2008, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $744,965 was outstanding.  .  The revolving line of credit is secured by the Company’s accounts receivable and inventory. Advances are on a formula based on eligible accounts receivable and inventory balances.  The revolving line of credit is subject to certain covenants.  As of December 31, 2008, the Company was not in compliance with all covenants but had obtained a waiver from the bank.  On March 31, 2009, the Company executed agreements renewing its revolving line of credit in the aggregate amount of $1,300,000.  The renewed revolving line of credit is subject to certain covenants, which includes revised financial covenants and matures on May 27, 2010.  Management is considering additional financing to accelerate its business development plans which in turn may improve its working capital position.  At December 31, 2008, the Company had $348,285 outstanding on its capital leases of which $150,237 is due in the next twelve months.

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

On March 26, 2008 the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with various accredited investors.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000. The notes are convertible up to 5,427,273 shares of the Company’s Common Stock and have a maturity date of March 26, 2010 and bear interest at the rate of 8% per annum compounded on each July 15 and January 15.  In April 2009, the note holders signed a waiver extending the maturity date of the convertible notes to August 26, 2010. Pursuant to the terms of the Purchase Agreement, the Company issued three year warrants to purchase up to 5,496,646 of shares of Common Stock.  In February 2009, the Company and purchasers signed waivers extending the term of the warrants to March 26, 2012.  As a result, assuming the conversion of all promissory notes and exercise of all warrants, up to 10,923,919 shares of the Company’s Common Stock may be issued.  Such an issuance if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions effect a change of control of the Company.

We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  If the Company is unable to generate cash from operations or meet revenue targets or obtain new cash inflows from financing or equity offerings, the Company would need to take action and reduce costs in order to operate for the next 12 months.  This requires the Company to plan for potential courses of action to reduce costs and look for new sources of financings and capital infusion.  The Company has a detailed strategic plan which outlines short and long term plans to improve its operations.  If sales are not as expected, the Company will make certain cost cutting measures beginning June 30, 2009.  We may, also, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility with a lender.  The sale of additional convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may from time to time, evaluate acquisitions of other businesses, applications or technologies.

NOTE 3 - RECEIVABLES

Receivables are summarized as follows:

	December 31,	December 31,
	2008	2007
Billed receivables	$258,236	$854,901
Unbilled receivables	586,373	214,143
Allowance for doubtful accounts	(37,613)	(147,832)

	$806,996	$921,212

Unbilled receivables are billed when milestone events are reached, as agreed upon and established in sales contracts.

Allowance for doubtful accounts is summarized as follows:

	December 31,	December 31,
	2008	2007
Beginning of year balance	$(147,832)	$(82,840)
Charged to costs and expenses	(24,739)	(65,993)
Write offs	134,958	1,001

End of year balance	$(37,613)	$(147,832)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,	December 31,
	2008	2007
Machinery and equipment	$264,549	$264,001
Furniture and fixtures	476,650	476,650
Data processing equipment	2,315,046	2,511,366
Leasehold improvements	106,330	106,330

	3,162,575	3,358,347
Accumulated depreciation	(2,664,180)	(2,518,458)

	$498,395	$839,889

Computer equipment under capital lease of $751,182 are included in data processing equipment.  Depreciation and amortization expense for property and equipment for the years ended December 31, 2008 and 2007 was $350,487 and $428,859.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, the Company evaluates its goodwill and other intangible assets for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an impairment test.

The Company performed their annual impairment test as of October 1, 2008. The estimated fair value of reporting unit included a combination of factors, including the current economic environment, our operating results, and a decline in our market capitalization. As a result of these factors and the related risks associated with our business, the fair value of our reporting unit was negatively impacted. The estimated fair value of our reporting unit was less than its related book value and the Company determined that its goodwill was impaired. Accordingly, in accordance with SFAS 142 the Company completed step two of the goodwill impairment on its reporting unit, which resulted in an impairment charge totaling $576,434 in the fourth quarter of 2008.

Intangible assets are summarized as follows:

	December 31,	December 31,
	2008	2007
Acquired technology	$3,080,000	$3,080,000
Customer relationships	2,000,000	2,000,000
Channel partners	110,000	110,000

	5,190,000	5,190,000
Accumulated amortization	(2,117,510)	(1,429,018)

Intangible assets, net	$3,072,490	$3,760,982

Goodwill	$6,692,000	$7,268,434

Amortization expense for intangible assets for the year ended December 31, 2008 and 2007 was $688,492 and $688,500 respectively. Under SFAS 142, goodwill is not amortized but tested for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Annual estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Fiscal year ending December 31,
2009	$685,635
2010	661,000
2011	539,744
2012	133,333
2013	133,333
Thereafter	919,445
Total	$3,072,490

NOTE 6 - DEBT

Long-term debt at December 31, 2008 and 2007 consists of the following:

	December 31,	December 31,
	2008	2007
Line of credit in the aggregate amount of $1,300,000 with a bank with interest at rate of prime plus 3.00% (prime at 12/31/08 was 3.25%). The line matures on May 27, 2010	$744,965	$1,026,477
Unsecured note acquired in conjunction with StorCOMM merger with interest rate of 8.00%. This note is due upon demand	50,000	174,128
Convertible notes issued in private placement transaction on March 26, 2008 at interest rate of 8.00% net of discount of $525,000. The notes mature on August 26, 2010	2,460,000	—
Total	3,254,965	1,200,605

Less: current portion	794,965	1,200,605

Long-term portion	$2,460,000	$—

The carrying amounts of the other debt listed above approximate its fair value based on its terms and short maturities.

The Company is subject to certain covenants, including financial covenants, under the revolving line of credit.  As of December 31, 2008, the Company was not in compliance with all covenants but had obtained a waiver from the bank.  On March 31, 2009, the Company executed agreements to renew its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on May 27, 2010.  The revolving line of credit is subject to certain covenants, including revised financial covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.

Future minimum debt payments, by year and in the aggregate, as of December 31, 2008 are as follows:

Fiscal year ending December 31,
2009	$50,000
2010	3,204,965
Total	$3,254,965

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and warehouse space in Calabasas, California, Jacksonville, Florida, and the United Kingdom under non-cancelable operating leases expiring in October, 2012, January 2012, and July 2010, respectively.

Future minimum lease payments, by year and in the aggregate, under the facility leases with initial or remaining terms of one year or more are as follows:

Operating
Fiscal year ending December 31,	Leases
2009	$533,512
2010	534,098
2011	529,449
2012	326,327

Total minimum lease payments	$1,923,386

Rent expense for the years ended December 31, 2008 and 2007 was approximately $521,000 and $482,000, respectively.

Capital Leases

The Company entered into a master agreement to lease equipment as of October 26, 2005. The equipment is being used for the Company’s infrastructure and has facilitated the integration of the three locations. The cost of the computer equipment under capital leases is included in the consolidated balance sheet in property and equipment and was $751,182 at December 31, 2008.  Accumulated amortization of the leased equipment at December 31, 2008 was $402,936.  Amortization of assets under capital leases is included in depreciation expense.  The equipment lease provides for an option to purchase at the end of the lease term.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments, as of December 31, 2008 are as follows:

Capital
Fiscal year ending December 31,	Leases
2009	$190,231
2010	174,967
2011	56,680
Total minimum lease payments	421,878
Less: Amount representing maintenance	15,264
Less: Amount representing interest	58,329
Total capital lease obligations	348,285
Less: current maturities of capital lease obligations	150,237
Long term capital lease obligations	$198,048

Employee Benefit Plan

The Company maintains a 401(k) profit sharing plan that allows eligible employees to defer up to 100% of their earnings, on a pre-tax basis, subject to dollar limitations of the Internal Revenue Code. The Company provides a discretionary match on eligible employee contributions, which is determined on an annual basis. The amount of matching contribution for 2008 and 2007 was 25% of the eligible employee’s contribution up to 4% of the eligible employee’s total salary. Vesting of the matching contributions by the Company is 20% for each full year of employment. For the years ended December 31, 2008 and 2007 contributions were $36,362 and $50,908, respectively.

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

The Company currently carries an aggregate of $5,000,000 in product liability insurance. Management believes that this amount of insurance is adequate to cover its risks. To further mitigate its risks, the Company’s standard hardware sales/software license agreement as well as its service agreement expressly limits its liabilities and the warranties of its products and services in accordance with accepted provisions of the Uniform Commercial code as adopted in most states.

NOTE 8 — SHAREHOLDERS’ EQUITY

Stock Option Plan and Warrants

In November 2005, the Company adopted the 2005 Equity Incentive Plan. The purpose of the Plan is to encourage ownership in the Company by key personnel whose long-term service is considered essential to the Company’s continued progress and, thereby, encourage recipients to act in the shareholders’ interest and share in the Company’s success. Under the Plan, the Company may award to eligible participants the following kinds of equity-based compensation, collectively referred to as “Awards”: stock options— both incentive stock options (ISO) and non-statutory stock options; stock awards — both restricted stock awards and restricted stock unit awards; stock appreciation rights; and cash awards. During the year ended December 31, 2008, the Company’s board of directors approved an amendment to the 2005 Equity Incentive Plan increasing the number of available shares.  The increase has not yet been ratified by the Company’s shareholders, accordingly any grant made from shares included in the increase are subject to shareholder approval.  The amended plan has up to 3,040,875 shares of common stock may be available under the Plan. The maximum aggregate number of shares that may be issued under the amended Plan through the exercise of ISOs is also 3,040,875. The exercise price cannot be less than 100% of the fair market value of common stock on the date the option is granted.  At December 31, 2008, the 2005 plan has 1,035,000 options outstanding and 466,664 options exercisable. The plan expires in 2015.

A summary of option activities under the stock option plans through December 31, 2008 and 2007 is presented as follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term	Value
Outstanding at January 1, 2007	631,898	$2.20	30.7 mos.	$62,175
Granted	310,000	$1.83
Exercised	(4,000)	$0.72
Canceled or Expired	(154,883)	$2.54
Outstanding at December 31, 2007	783,015	$2.00	30.8 mos.	$22,088
Granted	565,000	$0.80
Exercised	—	$—
Canceled or Expired	(313,015)	$2.20

Outstanding at December 31, 2008	1,035,000	$1.28	41.4 mos.	$—

Exercisable at December 31, 2008	466,664	$1.39	38.1 mos.	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 121,250 options that were in-the-money at December 31, 2007.  As of December 31, 2008, there were no options that were in-the-money.  As of December 31, 2008, there was $350,537 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of two and a half years.  The share-based compensation will be amortized based on the accelerated method over the vesting period.  During the year ended December 31, 2008, the Company granted 565,000 options at a weighted average fair value of $0.50 per share.

A summary of the status of the Company’s non-vested stock options during the year ended December 31, 2008 is presented below:

Non-vested Options	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2008	425,833	$1.87
Granted	565,000	0.80
Vested	(374,997)	1.30
Forfeited or expired	(47,500)	1.75

Non-vested at December 31, 2008	568,336	$1.19

Information relating to stock options and warrants at December 31, 2008 summarized by exercise price is as follows:

	Outstanding			Exercisable
		Weighted Average		Weighted Average
Exercise Price Per Share	Shares	Life (Months)	Exercise Price	Shares	Exercise Price

Incentive Stock Option Plan:

$1.51	10,000	2.0	$1.51	10,000	$1.51
$1.66	10,000	2.0	$1.66	10,000	$1.66
$1.76	60,000	31.5	$1.76	30,000	$1.76
$0.36	125,000	51.8	$0.36	—	$0.36
$0.70	150,000	53.9	$0.70	—	$0.70
$0.56	15,000	54.7	$0.56	—	$0.56

	370,000	46.8	$0.80	50,000	$1.69

Non-Qualified Stock Option Plan:

$1.51	30,000	2.0	$1.51	30,000	$1.51
$2.48	50,000	30.0	$2.48	25,000	$2.48
$1.82	300,000	32.0	$1.82	133,331	$1.82
$2.25	10,000	32.5	$2.25	3,333	$2.25
$1.75	50,000	48.1	$1.75	—	$1.75
$1.05	112,500	50.0	$1.05	112,500	$1.05
$0.80	112,500	53.2	$0.80	112,500	$0.80

	665,000	38.3	$1.55	416,664	$1.36

Warrants:

$0.55	5,496,646	27.16	$0.55	5,496,646	$0.55

The fair value of option grants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for grants in 2008 and 2007: expected life of options ranging from 3 to 5 years; expected volatility ranging from 72% to 81%; no dividends; and risk-free interest rate ranging 2.5% to 4.3%.  The weighted average fair value on the date of grants for options granted during the years ended December 31, 2008 and 2007 was $0.50 and $1.04, respectively.

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

On March 26, 2008, pursuant to the terms of a private placement transaction, the Company issued to the note holders three year warrants to purchase up to an additional 5,496,646 of shares of Common Stock.  In February 2009, the Company and purchasers signed waivers extending the term of the warrants to March 26, 2012 (see Note 12).

NOTE 9 - INCOME TAX PROVISION (BENEFIT)

The provision (benefit) for income taxes for the years ended December 31, 2008 and 2007 consists of the following:

	Year Ended December 31
	2008	2007
Current taxes:
Federal	$—	$—
State	8,599	2,117
	8,599	2,117

Deferred
Federal	(1,112,400)	(2,219,200)
State	—	—

	(1,112,400)	(2,219,200)

Change in valuation allowance	1,112,400	2,219,200

Income tax provision	$8,559	$2,117

For the years ended December 31, 2008 and 2007, net loss consists of the following:

	Year Ended December 31
	2008	2007
Net loss:
Domestic	5,167,865	4,765,821
Foreign	(22,035)	240,211
Total	5,189,900	5,006,032

Income tax provision differs from the amount obtained by applying the statutory federal income tax rate to income before income tax expense for the years ended December 31, 2008 and 2007 as follows:

	Year Ended December 31,
	2008	2007

Computed provision (benefit) for taxes based on income at statutory rate	(34.0)%	(34.0)%

State taxes, net of benefit of state net operating loss carryforward	—	—

Change in valuation allowance	24.1	38.0

Permanent differences and other	10.1	(3.9)

	0.2%	0.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are approximately as follows:

	December 31,
	2008	2007

Deferred tax assets:
Allowance for doubtful accounts	$15,000	$59,100
Inventory uniform capitalization and reserve	57,700	72,000
Accrued vacation	134,500	103,000
Accrued bonus	4,200	—
Deferred revenue	395,400	341,900
Depreciation and amortization	10,900	—
Unexercised vested stock options	199,900	84,300
Net operating loss carryforwards	8,074,100	6,822,100
Tax credits	1,488,200	1,323,100
Other	20,900	72,300

Gross deferred tax assets	10,400,800	8,877,800

Deferred tax liability:
Deferred tax liability on intangible assets	(1,229,000)	(1,504,400)
Depreciation and amortization	—	(16,900)
Capitalized software costs	(1,140,500)	(880,800)

Gross deferred tax liability	(2,369,500)	(2,402,100)

Valuation allowance	(8,031,300)	(6,475,700)

Net deferred tax assets	$—	$—

Internal Revenue Code Section 382 imposes limitations on the utilization of net operating loss and tax credit carryovers pursuant to an ownership change as a consequence of the merger with StorCOMM. The annual loss limitation amount is $770,000.  Accordingly the Company has reduced the state and federal net operating loss of approximately $21,600,000 and $23,600,000, respectively. At December 31, 2008, the Company had state and federal net operating loss carryforwards available to offset future taxable income of approximately $17,900,000 and $20,000,000, which are net of Internal Revenue Code Section 382 Limitations. These net operating loss carryforwards expire at various dates through 2028, and general business tax credit carryforwards available to offset future state and federal income tax payable of approximately $552,000 and $936,000, respectively. While the Federal general business tax credits expire at various dates through 2028, the state general business tax credits can be carried forward indefinitely.

The Company annually evaluates the realization of the net deferred tax asset, taking into consideration prior earnings history, projected operating results and the reversal of temporary tax differences. At December 31, 2008, the Company evaluated the net deferred tax asset taking into consideration operating results and determined that a valuation allowance of approximately $8,031,300 should be maintained.

During the year ended January 1, 2007, the Company adopted FIN 48 which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company did not have an effect on the Company’s financial condition or results of operations and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Due to the net operating loss, all the tax years are open for tax examination. There are no current income tax audits in any jurisdictions for open tax years and, as of December 31, 2008, there have been no material changes to our FIN 48 position.

NOTE 10 — EARNINGS (LOSS) PER SHARE

	Years Ended
	December 31, 2008	December 31, 2007

Basic weighted average shares outstanding	12,437,150	11,336,483

Dilutive effect of stock options and warrants	—	—

Diluted weighted average shares outstanding	12,437,150	11,336,483

At December 31, 2008 and 2007, options and warrants to purchase 6,531,646 and 783,015 shares, respectively, were outstanding and could affect future periods, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

NOTE 11 — SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company determines and discloses its segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses a “management approach" and designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company’s reportable segments. SFAS 131 also requires disclosures about products or services, geographic areas and major customers. The Company’s management reporting structure provides for only one reportable segment and accordingly, no separate segment information is presented.

During the fiscal year ended December 31, 2008, there were no customers, contracts or programs that generated over 10% of the Company’s net sales.  The Company had sales through a distribution arrangement with Merry X-Ray that generated approximately $39,000 in aggregate sales or 2% of system revenues.  The Company terminated its distribution arrangement with Merry X-Ray effective January 2009.  The Company had no customers that accounted for more than 10% of the Company’s sales during the years ended December 31, 2007 other than through a distribution arrangement with Merry X-Ray that generated approximately $336,000 in aggregate sales or 10% of total revenues.

NOTE 12 — PRIVATE PLACEMENT

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

On March 26, 2008 the Company completed a private placement of promissory notes and warrants pursuant to a Securities Purchase Agreement (the "Purchase Agreement") with various accredited investors.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.55 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible into up to 5,427,273 shares of the Company’s Common Stock, have a maturity date of March 26, 2010 and bear interest at the rate of 8% per annum compounded on each July 15 and January 15.  In April 2009, the note holders signed a waiver extending the maturity date of the convertible notes to August 26, 2010.  Pursuant to the terms of the Purchase Agreement, the Company issued to the note holders three year warrants to purchase up to an additional 5,496,646 of shares of Common Stock. In February 2009, the Company and purchasers signed waivers extending the term of the warrants to March 26, 2012.  Assuming the conversion of all promissory notes and exercise of all warrants, up to 10,923,919 shares of the Company’s Common Stock may be issued as a result of the private placement. Such an issuance, if it were to occur, would be highly dilutive to existing shareholders and may, under certain conditions, effect a change of control of the Company. The Company’s obligations under the notes are secured by a security interest in substantially all of the Company’s tangible and intangible assets, pursuant to the terms of a Security Agreement dated March 26, 2008. In addition, the Company entered into a note purchase agreement with Great American Investors (GAI) for the amount of the transaction fees of $210,000.  Pursuant to the terms of an agreement between the Company and GAI, the Company issued warrants to purchase such number of shares of Common Stock equal to the total number of shares of Common Stock which shall be initially issuable upon conversion of the related Note plus an additional 69,375 warrants.  The transfer fee of $210,000 will be recognized over the shorter term of debt or date of conversion based on the effective interest method. As of December 31, 2008, $78,750 of the transfer fee was charged to earnings.  During the year ended December 31, 2008, the Company valued the warrants issued in the private placement and purchase agreement with GAI utilizing the Black-Scholes Model and determined that the value of the warrants is $840,000.  The Company allocated the value of the warrants as a contra discount to the principal amount of the notes and it is being recognized over the term of the notes.  As of December 31, 2008, $315,000 of the value of the warrants was charged to earnings.  In addition, the warrant holders are getting a discount of $.025 per share, which gives rise to a beneficial conversion feature of $133,000 that is being charged to earnings over the period from the date of issuance to the date of which the holder can realize a return.  As of December 31, 2008 $49,875 of the beneficial conversion was charged to earnings.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

On June 26, 2008, the Company renewed its consulting agreement with MV Advisors II, LLC (“MV Advisors”), a consulting firm of which one of the Company’s directors, John Mutch is the sole member and Managing Partner.  This agreement replaced the agreement which was to expire on August 29, 2008.  Under the agreement, MV Advisors will provide strategic consulting services to the Company and will receive an annual fee of $75,000, payable in non-refundable quarterly advances, offset by the amount of any retainer or meeting fees paid to Mr. Mutch for his board service.  In addition, MV Advisors will be paid a success fee based upon the value of certain customer contracts secured by the Company as a result of the efforts of MV Advisors. MV Advisors will also be granted rights to purchase certain offerings of future Company equity securities.  In his capacity as a consultant to the Company through MV Advisors, Mr. Mutch was also awarded a non-qualified stock option under the Company’s 2005 Stock Incentive Plan exercisable for 240,000 shares of the Company’s Common Stock, vesting in equal monthly installments over three years, subject to full acceleration upon a “Change in Control,” as defined in the consulting agreement.

NOTE 14 — SUBSEQUENT EVENTS

On March 31, 2009, the Company executed an agreement to renew its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on May 27, 2010.  The revolving line of credit is subject to certain covenants including revised financial covenants. Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances.

On February 12, 2009 the Company entered into a private placement transaction with various accredited investors.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.31 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible up to 3,225,806 shares of the Company’s common stock and have a maturity date of March 26, 2010 and bear interest at the rate of 12% per annum compounded on each July 15 and January 15.  In April 2009, the purchasers signed a waiver extending the maturity date of the convertible notes to August 26, 2010.  Pursuant to the terms of the Purchase Agreement, the Company will issue three year warrants to purchase up to an additional 5,774,194 of shares of Common Stock. In addition, the Company issued the placement agent warrants to purchase up to 129,032 shares of Common Stock. As a result, assuming the conversion of all promissory notes and exercise of all warrants, up to 9,129,032 shares of the Company’s Common Stock may be issued. Such an issuance if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions effect a change of control of the Company.  Pursuant to an Intercreditor Agreement between the Company and the collateral Agent for the purchasers, the purchasers were granted a security interest in the Company’s assets that is pari passu to that of the purchasers who are parties to the Securities Purchase Agreement, dated March 26, 2008.  During the quarter ended March 31, 2009, the Company will value the warrants received in the private placement utilizing the Black-Scholes Model. Based on the analysis, the Company will recognize beneficial conversion over the term of the debt. The obligations under the note and the security interest created by the Security Agreement are subordinate and junior in right of payment to the senior lien on the Company’s assets held by Western Commercial Bank in connection with the Company’s existing line of credit.

The Company issued the placement agent for the private placement, Great American Investors (GAI), warrants to purchase 129,032 shares of common stock.   The broker warrants have the same terms as the purchaser warrants.  The Company also paid the placement agent a non-refundable due diligence fee of $5,000 and a cash fee of $40,000.  We also agreed to placement agent’s expenses up to $12,500.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Year Ended
	December 31, 2008	December 31, 2007

Supplemental cash flow disclosure:
Interest	$107,086	$118,193
Income taxes	$17,154	$6,935