Form 10-Q
period 2009-03-31
ASPYRA INC
filed 2009-05-15
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

[Missing Graphic Reference]

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes / / No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of May 14, 2009, there were 12,437,150 shares of the registrant’s only class of common stock outstanding.

ASPYRA, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2009

ASPYRA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$584,295	$779,630
Receivables, net	691,844	806,996
Inventory	39,292	27,358
Prepaid expenses and other assets	137,617	225,971
TOTAL CURRENT ASSETS	1,453,048	1,839,955

PROPERTY AND EQUIPMENT, net	413,105	498,395
OTHER ASSETS	699,379	182,698
INVENTORY OF COMPONENT PARTS, net	20,193	27,693
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $917,973 and $798,919	2,813,310	2,851,327
INTANGIBLES, net	2,900,365	3,072,490
GOODWILL	6,692,000	6,692,000
	$14,991,400	$15,164,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$794,965	$794,965
Accounts payable	592,695	710,157
Accrued liabilities:
Vacation pay	392,265	357,798
Accrued compensation	264,763	333,712
Accrued interest	305,415	226,635
Deferred rent	75,214	75,511
Customer deposits	435,000	373,928
Other	187,808	254,928
Deferred service contract income	1,707,452	1,914,979
Deferred revenue on system sales	413,263	521,520
Capital lease — current portion	150,237	150,237
TOTAL CURRENT LIABILITIES	5,319,077	5,714,370

CAPITAL LEASE, LESS CURRENT PORTION	160,489	198,048
NOTES PAYABLE	3,060,574	2,460,000

TOTAL LIABILITIES	8,540,140	8,372,418

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 20,000,000 shares authorized; 12,437,150 shares issued and outstanding	22,761,951	22,761,951
Additional paid-in-capital	3,728,646	2,587,065
Accumulated deficit	(20,041,145)	(18,556,512)
Accumulated other comprehensive loss	1,808	(364)
TOTAL SHAREHOLDERS’ EQUITY	6,451,260	6,792,140

	$14,991,400	$15,164,558

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2009	2008

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$243,109	$448,768
Service revenue	1,679,548	1,715,797
	1,922,657	2,164,565

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	502,476	560,255
Service revenue	566,759	657,559
	1,069,235	1,217,814

Gross profit	853,422	946,751

OPERATING EXPENSES
Selling, general and administrative	1,485,247	1,480,847

Research and development	438,872	596,451

Total operating expenses	1,924,119	2,077,298

Operating loss	(1,070,697)	(1,130,547)

INTEREST AND OTHER INCOME	2,886	4,646

INTEREST EXPENSE	(416,822)	(68,498)

Loss before provision for income taxes	(1,484,633)	(1,194,399)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,484,633)	$(1,194,399)

LOSS PER SHARE:

Basic	$(.12)	$(.10)
Diluted	(.12)	(.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,437,150	12,437,150
Diluted	12,437,150	12,437,150

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

(unaudited)

	Three Months Ended March 31,
	2009	2008

OPERATING ACTIVITIES
Net loss	$(1,484,633)	$(1,194,399)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	87,848	113,492
Amortization of capitalized software costs	142,688	125,121
Warrant discount and beneficial conversion amortization	313,038	—
Amortization of acquired intangibles	172,125	172,125
Provision for doubtful accounts	12,970	767
Stock based compensation	35,490	117,514
Increase (decrease) from changes in:
Receivables	102,182	248,887
Inventories	(4,434)	(1,643)
Prepaid expenses and other assets	(34,700)	(12,342)
Accounts payable	(117,462)	14,194
Accrued liabilities	37,954	(275,233)
Deferred service contract income	(207,527)	419,076
Deferred revenue on system sales	(108,257)	(30,349)
Net cash used in operating activities	(1,052,718)	(302,790)

INVESTING ACTIVITIES
Additions to property and equipment	(2,652)	(11,849)
Additions to capitalized software costs	(104,672)	(156,396)
Net cash used in investing activities	(107,324)	(168,245)

FINANCING ACTIVITIES
Borrowings on line of credit and notes payable	1,000,000	2,775,000
Payments on line of credit and notes payable	—	(250,050)
Payments on capital lease obligations	(37,559)	(37,559)
Net cash provided by financing activities	962,441	2,487,391

Foreign currency translation adjustment	2,266	170

NET INCREASE (DECREASE) IN CASH	(195,335)	2,016,526

CASH, beginning of period	779,630	803,392

CASH, end of period	$584,295	$2,819,918

See notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1-Presentation of Financial Statements

In the opinion of management of Aspyra, Inc. (the “Company” or “ASPYRA”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2009, the results of its operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008.  These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2-Liquidity

As of March 31, 2009, the Company’s working deficit was $3,866,029 compared to a working deficit of $3,874,415, as of December 31, 2008. At March 31, 2009, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $744,965 was outstanding. On March 31, 2009, the Company executed agreements renewing its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on May 27, 2010.  The revolving line of credit is subject to certain covenants, including revised financial covenants.  As of March 31, 2009, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula, based on eligible accounts receivable and inventory balances.  This revolving credit line will need to be renewed prior to its maturity.  In the event the Company is not able to renew its revolving line of credit it would have a material adverse effect on the Company’s financial statements and liquidity. At March 31, 2009, the Company had $310,726 outstanding on its capital leases of which $150,237 is due in the next twelve months.

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

On February 12, 2009 the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with various accredited investors.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000. The notes are convertible up to 3,225,806 shares of the Company’s Common Stock at a conversion price of $0.31 per share, have a maturity date of March 26, 2010 and bear interest at the rate of 12% per annum compounded on each July 15 and January 15.  In April 2009, the note holders signed a waiver extending the maturity date of the convertible notes to August 26, 2010. Pursuant to the terms of the Purchase Agreement, the Company issued three year warrants to purchase up to 5,774,194 of shares of Common Stock with an exercise price of $0.31 per share. In addition, the Company issued the placement agent warrants to purchase up to 129,032 shares of Common Stock with an exercise price of $0.31 per share.  As a result, assuming the conversion of all promissory notes and exercise of all warrants, up to 9,129,032 shares of the Company’s Common Stock may be issued.  Such an issuance if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions effect a change of control of the Company.

We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months.  If the Company is unable to generate cash from operations or meet revenue targets or obtain new cash inflows from financing or equity offerings, the Company would need to take action and reduce costs in order to operate for the next 12 months.  This requires the Company to plan for potential courses of action to reduce costs and look for new sources of financings and capital infusion.  The Company has a detailed strategic plan which outlines short and long term plans to improve its operations.  If sales are not as expected, the Company will make significant cost cutting measures beginning June 30, 2009.  We may, also, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility with a lender.  The sale of additional convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may from time to time, evaluate acquisitions of other businesses, applications or technologies.

Note 3-Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.  The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At March 31, 2009, the inventory allowance was $144,489.

Note 4-Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  In accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets, management reviews definite life intangible assets to determine if events or circumstances have occurred which may cause the carrying values of intangible assets to be impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable.  As of December 31, 2008, there was a goodwill impairment of $576,434 which was reflected in the financial statements. No additional events have occurred since that time that would trigger a reevaluation.  At March 31, 2009, the net carrying value of goodwill and intangible assets were $6,692,000 and $2,900,365, respectively.

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

Earnings per share have been computed as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

NET LOSS, as reported	$(1,484,633)	$(1,194,399)
Basic weighted average number of common shares outstanding, as reported	12,437,150	12,437,150
Dilutive effect of stock options, as reported	—	—
Diluted weighted average number of common shares outstanding, as reported	12,437,150	12,437,150
Basic and diluted loss per share, as reported	$(.12)	$(.10)

For the three months ended March 31, 2009, options and warrants to purchase 12,399,872 shares of common stock at per share prices ranging from $0.22 to $2.48 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the three months ended March 31, 2008, options and warrants to purchase 6,365,272 shares of common stock at per share prices ranging from $0.55 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

Note 6-Debt Obligations

On March 31, 2009, the Company executed agreements to renew its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on May 27, 2010.  The revolving line of credit is subject to certain covenants, including revised financial covenants.  As of March 31, 2009, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula, based on eligible accounts receivable and inventory balances.  On March 31, 2009, the total amount due to the bank was $744,965.

Note 7-Stock-Based Compensation

Equity Incentive and Stock Option Plans: At March 31, 2009, the Company has two stock-based compensation plans. Readers should refer to both Note 1 and Note 8 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for additional information related to these stock-based compensation plans. There were 15,000 options granted in the three months ended March 31, 2009.  There were 162,500 options granted in the three months ended March 31, 2008.  No stock options were exercised in the period ending March 31, 2008.  There were no options exercised in the period ending March 31, 2009.  The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Condensed Statements of Operations were $35,490 and $117,514 for the periods ended March 31, 2008 and 2007, respectively.

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

Note 10-Private Placement

On February 12, 2009 the Company entered into a private placement transaction with various accredited investors.  Pursuant to the purchase agreement entered into in connection with the private placement, the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.31 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible into up to 3,225,806 shares of the Company’s common stock, have a maturity date of March 26, 2010 and bear interest at the rate of 12% per annum compounded on each July 15 and January 15.  In addition, purchase agreement includes an interest contingency provision in the event of default in which the interest rate would increase to 24%.   In April 2009, the purchasers signed a waiver extending the maturity date of the convertible notes to August 26, 2010.  Pursuant to the terms of the purchase agreement, the Company issued three year warrants to purchase up to an additional 5,774,194 of shares of Common Stock. In addition, the Company issued the placement agent warrants to purchase up to 129,032 shares of Common Stock.  As a result, assuming the conversion of all promissory notes and exercise of all warrants, up to 9,129,032 shares of the Company’s Common Stock may be issued. Such an issuance if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions effect a change of control of the Company.  Pursuant to a security agreement entered into between the Company and the purchasers under the private placement and an intercreditor agreement between the Company and the collateral agent for the purchasers, the purchasers were granted a security interest in the Company’s assets that is pari passu to that of the purchasers who are parties to the Securities Purchase Agreement, dated March 26, 2008.  During the quarter ended March 31, 2009, the Company valued the warrants received in the private placement utilizing the Black-Scholes Model and determined the value of the warrants is $1,235,518.  The Company allocated the proceeds to the debt and warrants based on relative fair value.  The relative value of the warrants was $552,676 and was recorded in additional paid in capital with an offsetting adjustment to contra discount against the principal amount of the notes.  The contra discount is being recognized over the term of the notes.   As of March 31, 2009, $48,250 of the discount was charged to earnings.  In addition, the Company determined that the warrant holders are receiving a discount of $.163 per share, which gives rise to a beneficial conversion feature of $525,806 that is being charged to earnings over the term of the note or period of return, if shorter. Based on the value of the warrants and the debt discount the investors received a value of $78,482 in excess of the proceeds, as such this amount was charged to earnings during the three months ended March 31, 2009.  As of March 31, 2009, $28,373 of the beneficial conversion was charged to earnings.

The obligations under the notes and the security interest created by the security agreement are subordinate and junior in right of payment to the senior lien on the Company’s assets held by Western Commercial Bank in connection with the Company’s existing line of credit.

The Company issued the placement agent for the private placement, Great American Investors (GAI), warrants to purchase 129,032 shares of common stock. The Company valued the warrants utilizing the Black-Scholes Model and determined the value of the warrants is $27,609.   The broker warrants have the same terms as the purchaser warrants.  The Company also paid the placement agent a non-refundable due diligence fee of $5,000 and a cash fee of $40,000.  The Company also agreed to pay the placement agent’s expenses up to $12,500.  The placement agent fee of $40,000 is classified as bond issuance costs is included in other assets.  The costs and value of the warrants will be recognized over the shorter term of debt or date of conversion.   As of March 31, 2009, $5,512 of the placement agent fee was charged to earnings.

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

On March 26, 2008 the Company completed a private placement of promissory notes and warrants pursuant to a Securities Purchase Agreement (the "Purchase Agreement") with various accredited investors.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.55 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible into up to 5,427,273 shares of the Company’s Common Stock, have a maturity date of March 26, 2010 and bear interest at the rate of 8% per annum compounded on each July 15 and January 15.  In April 2009, the note holders signed a waiver extending the maturity date of the convertible notes to August 26, 2010.  Pursuant to the terms of the Purchase Agreement, the Company issued to the note holders three year warrants to purchase up to an additional 5,496,646 of shares of Common Stock. In February 2009, the Company and purchasers signed waivers extending the term of the warrants to March 26, 2012.  Assuming the conversion of all promissory notes and exercise of all warrants, up to 10,923,919 shares of the Company’s Common Stock may be issued as a result of the private placement. Such an issuance, if it were to occur, would be highly dilutive to existing shareholders and may, under certain conditions, effect a change of control of the Company. The Company’s obligations under the notes are secured by a security interest in substantially all of the Company’s tangible and intangible assets, pursuant to the terms of a Security Agreement dated March 26, 2008. In addition, the Company entered into a note purchase agreement with Great American Investors (GAI) for the amount of the transaction fees of $210,000.  Pursuant to the terms of an agreement between the Company and GAI, the Company issued warrants to purchase such number of shares of Common Stock equal to the total number of shares of Common Stock which shall be initially issuable upon conversion of the related Note plus an additional 69,375 warrants.  The transfer fee of $210,000 will be recognized over the shorter term of debt or date of conversion based on the effective interest method. As of March 31, 2009, and December 31, 2008 $105,000 and $78,750 respectively of the transfer fee was charged to earnings.  During the year ended December 31, 2008, the Company valued the warrants issued in the private placement and purchase agreement with GAI utilizing the Black-Scholes Model and determined that the value of the warrants is $1,170,000.  The Company allocated the total proceeds to the debt and warrants based on relative fair value. The relative value of the warrants was $840,000 and was recorded in additional paid in capital with an offsetting adjustment to contra discount against the principal amount of the notes. The contra discount is being recognized over the term of the notes.  As of March 31, 2009, and December 31, 2008 $420,000 and $315,000, respectively, of the value of the warrants was charged to earnings.  In addition, the warrant holders are getting a discount of $.025 per share, which gives rise to a beneficial conversion feature of $133,000 that is being charged to earnings over the period from the date of issuance to the date of which the holder can realize a return.  As of March 31, 2009, and December 31, 2008 $71,046 and $49,875, respectively, of the beneficial conversion was charged to earnings.

The obligations under the note and the security interest created by the Security Agreement are subordinate and junior in right of payment to the senior lien on the Company’s assets held by Western Commercial Bank in connection with the Company’s existing line of credit.

Simultaneously with the execution of the Purchase Agreement, the Company and each of the investors entered into a Registration Rights Agreement, pursuant to which each of the investors were granted certain registration rights.

Note 11-New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (Revised) (“SFAS 141(R)”), Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141(R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. The Company will adopt SFAS 141 (R) for future acquisitions beginning January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or “SFAS 157”. SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 was effective for the Company on January 1, 2008. However, since the issuance of SFAS No. 157, FASB has issued several FASB Staff Position (FSP) to clarify the application of FAS No. 157 “Fair Value Measurements”. On February 2008, the FASB released FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of Statement 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FASB Staff Position applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FASB statement No. 157, “Fair Value Measurements”. On April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. SFAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements.  The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt.  For instruments subject to the scope of FSP APB 14-1, higher interest expense may result through the accretion of the discounted carrying value of the convertible debt instruments to their face amount over their term.  FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required.  Early adoption is not permitted.  As of the date of these consolidated financial statements, we do not have any instruments outstanding that would be subject to FSP APB 14-1, but any instruments that we may issue in the future will be subject to this pronouncement.

In June 2008, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). This issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133. EITF 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF Issue 00-19,  “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (Issue 00-19) which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  We have concluded that application of EITF 07-5 does not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded Companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will evaluate the potential impact of FSP FAS107-1 on these disclosures on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective beginning December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements. The adoption of SFAS No. 160 did not have a material impact to the Company’s consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position (FSP) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”, which amends the impairment guidance in EITF issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 retains and emphasizes the other-than-temporary impairment assessment guidance and required disclosures in FASB Statement No. 115, “Accounting for certain Investments in Debt and Equity Securities”. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Currently, there is no impact of the adoption of FSP EITF 99-20-1 on the Company’s consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP No. FAS 115-2 and FAS 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company does not believe the adoption of FSP No. FAS 115-2 and FAS 124-2 will have a material impact to the Company’s consolidated financial statements.

Note 12-Subsequent Event

In April 2009, the Company received a complaint filed in the United States District Court for the Eastern District of Texas Marshall Division for patent infringement naming the Company and nine other Picture Archive Communication System (“PACS”) vendors as defendants. The Company’s exposure to this action, if any, cannot be determined due to the early stage of the litigation. The Company believes that it has meritorious defenses to master all of the claims asserted in the action. No reserves were established on the Company’s potential exposure as of March 31, 2009.

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

Overview

The following discussion relates to the consolidated business of ASPYRA, which includes the operations of its wholly owned subsidiary, Aspyra Diagnostic Solutions, Inc. (“ADSI”), formerly StorCOMM, Inc., and its wholly owned subsidiary Aspyra Technologies, Ltd. (“ATI”), formerly StorCOMM Technologies, Ltd.

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

Aspyra incurred a net loss of $1,484,633 or basic and diluted loss per share of $0.12 for the quarter ended March 31, 2009 as compared to a net loss of $1,194,399 or basic and diluted loss per share of $0.10 for the quarter ended March 31, 2008.

The operating losses incurred by the Company during the quarter ended March 31, 2009 were attributable to a decrease in sales compared to the same period in 2008, partially offset by lower costs as a result of actions taken in 2008 to reduce personnel and other expenses. The results are more fully discussed in the following section “Results of Operations.”

This management’s discussion and analysis compares the results of operation for the quarter ended March 31, 2009 with the quarter ended March 31, 2008.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues:
System sales	12.6%	20.7%
Service revenues	87.4	79.3
Total revenues	100.0	100.0
Cost of products and services sold:
System sales	26.1	25.9
Service revenues	29.5	30.4
Total cost of products and services	55.6	56.3

Gross profit	44.4	43.7

Operating expenses:
Selling, general and administrative	77.3	68.4
Research and development	22.8	27.6
Total operating expenses	100.1	96.0

Operating loss	(55.7)	(52.2)

Loss before provision for income taxes	(77.2)	(55.2)
Provision for income taxes	—	—

Net loss	(77.2)	(55.2)

Revenues

Sales for the quarter ended March 31, 2009 were $1,922,657, as compared to $2,164,565 for the quarter ended March 31, 2008, an overall decrease of $241,908 or 11.2%. When analyzed by revenue category, sales of Clinical Information Systems (“CIS”) and Diagnostic Information Systems (“DIS”) decreased by $205,659 or 45.8% and service revenues decreased by $36,249 or 2.1%.  The Company continues to show a decrease in sales of DIS products primarily attributable to the reduction in sales through the Company’s distributors and channel partners.  Additionally, due to market conditions, there has been a slowing of sales cycles.  Management continues to believe that the importance of imaging technologies such as the Company’s Radiology Information System (“RIS”) / Picture Archive Communication System (“PACS”) products justifies them as an investment by end users to improve efficiencies.

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

Costs of products and services sold

Cost of products and services sold decreased by $148,580 or 12.2% for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008. The overall decrease in cost of sales was primarily attributable to a decrease in labor costs of $98,365 or 14.6%, a decrease in other costs of sales of $16,991 or 4.0%, and a decrease in material costs of $33,223 or 28.9%. The decrease in labor costs and other costs of sales was primarily attributable to reduction of personnel and overhead.  The decrease in material costs was attributable to the decrease in system sales requiring hardware.

Cost of products and services sold as a percentage of sales remained the same at 56% for the quarters ended March 31, 2009 and 2008.  Management believes the gross profit margin will improve in the remainder of fiscal 2009; however, the Company could experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $4,400 or 0.3% for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.  The increase in expenses was primarily attributable to an increase of $186,000 related to salaries, which were partially offset by decreases of approximately $169,000 in legal and accounting expenses and $10,000 in travel and lodging expenses compared to the same period in fiscal 2008.  Management continues to evaluate cost reductions in some of its selling, general and administrative expenses while it also continues to plan further investment in its marketing programs.

Research and development expenses

Research and development expenses decreased $157,579 or 26.4% during the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008.  The decrease was primarily attributable to decreases in salaries and expenses of personnel in product development.  Current development expenses were attributable to the development of AccessRAD, the RIS/PACS platform that integrates the Company’s radiology information system CyberRAD with its AccessNET PACS system, and enhancements and new modules for the Company’s CIS and DIS products.  For the quarter ended March 31, 2009 and the quarter ended March 31, 2008, the Company’s capitalized software costs were $104,672 and $156,396, respectively, which are generally amortized over the estimated useful life not to exceed five years.

Interest and other income

Interest and other income was $2,886 for the quarter ended March 31, 2009 as compared to $4,646 for the quarter ended March 31, 2008 due to the collection activity and therefore finance charges levied on customers who were late in their payments on accounts receivable.

Interest expense

Interest expense was $416,822 for the quarter ended March 31, 2009 as compared to $68,498 for the quarter ended March 31, 2008.  The increase was primarily due to the increased level of borrowings during the current quarter as compared to the same period of fiscal 2008.

Net loss

As a result of the factors discussed above, the Company incurred a net loss of $1,484,633 or basic and diluted loss per share of $0.12 for the quarter ended March 31, 2009 as compared to a net loss of $1,194,399 or basic and diluted loss per share of $0.10 for the quarter ended March 31, 2008.

Liquidity and Capital Resources

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $104,672 and $156,396, respectively, during quarter ended March 31, 2009 and 2008 in software development.  These expenditures related to investment in the Company’s new RIS/PACS integrated system, AccessRAD, enhancements to AccessNET, the new browser version of the Company’s LIS product, CyberLAB, and other product enhancements. The Company anticipates expending additional sums during fiscal 2009 on product enhancements to all its products and the further development of AccessRAD.  During the quarter ended March 31, 2009, the Company invested an aggregate of $2,652 in fixed assets primarily consisting of computers and software, as compared to an investment of $11,849 in fixed assets primarily consisting of computers and software in the quarter ended March 31, 2008.

As of March 31, 2009, the Company’s working capital amounted to a deficit of $3,866,029 as compared to a deficit of $3,874,415 as of December 31, 2008.  The reduction in deficit was primarily attributable to the private placement transaction completed on February 12, 2009.  As described in more detail below, on February 12, 2009 the Company entered into a Note Purchase Agreement with various current and new investors.  Under the terms of the private placement, the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000 together with warrants executable for additional shares of Common Stock.

On March 31, 2009, the Company executed agreements renewing its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on May 27, 2010.  The revolving line of credit is subject to certain covenants including revised financial covenants. At March 31, 2009, the balance outstanding on the Company’s revolving line of credit was $744,965.  As of March 31, 2009, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances. This revolving credit line will need to be renewed prior to its maturity.  In the event the Company is not able to renew its revolving line of credit it would have a material adverse effect on the Company’s financial statements and liquidity.

Cash used in operating activities was $1,052,718 for the quarter ended March 31, 2009, compared to cash used in operating activities of $302,790 for the quarter ended March 31, 2008.  The increase in cash used for operating activities was primarily attributable to the net change in deferred service contract income.

Net cash used in investing activities totaled $107,324 for the quarter ended March 31, 2009, compared to $168,245 used in investing activities during the same period of 2008.  The change was primarily the result of a decrease in investment in fixed assets and software capitalization costs compared to the same period of 2008.

Cash provided by financing activities amounted to $962,441 during the quarter ended March 31, 2009 compared to cash provided by financing activities of $2,487,391 in the same period of 2008.  The decrease was primarily attributable to the Company completing a private placement transaction in the principal amount of $2,775,000 in March 2008 as compared to the private placement described below in the principal amount of $1,000,000 on February 12, 2009, partially offset by the payments on notes payable in the first quarter ended March 31, 2008.

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

On February 12, 2009 the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with various accredited investors.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000. The notes are convertible up to 3,225,806 shares of the Company’s Common Stock at a conversion price of $0.31 per share, have a maturity date of March 26, 2010 and bear interest at the rate of 12% per annum compounded on each July 15 and January 15.  In addition, purchase agreement includes an interest contingency provision in the event of default in which the interest rate would increase to 24%.  In April 2009, the note holders signed a waiver extending the maturity date of the convertible notes to August 26, 2010. Pursuant to the terms of the Purchase Agreement, the Company issued three year warrants to purchase up to 5,774,194 of shares of Common Stock with an exercise price of $0.31 per share. In addition, the Company issued the placement agent warrants to purchase up to 129,032 shares of Common Stock with an exercise price of $0.31 per share.  As a result, assuming the conversion of all promissory notes and exercise of all warrants, up to 9,129,032 shares of the Company’s Common Stock may be issued.  Such an issuance if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions effect a change of control of the Company.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with some of its customers.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes a determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At March 31, 2009, the inventory reserve was approximately $144,489.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at March 31, 2009 was $691,844, net of an allowance for doubtful accounts of approximately $50,583.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately and specifically defined in a quotation or contract.  Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  Revenues are presented net of discounts.  At March 31, 2009 deferred revenue was $413,263.

Post-implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, the professional services portion of the arrangement (other than installation services) based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At March 31, 2009, deferred service contract income was $1,707,452.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the three months ended March 31, 2009 and 2008, the Company capitalized $104,672 and $156,396, respectively.  At March 31, 2009, the balance of capitalized software costs was $2,813,310, net of accumulated amortization of $917,973.

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

Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (Revised) (“SFAS 141(R)”), Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141(R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. The Company adopted SFAS 141(R) for all acquisitions after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or “SFAS 157”. SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 was effective for the Company on January 1, 2008. However, since the issuance of SFAS No. 157, FASB has issued several FASB Staff Position (“FSP”) to clarify the application of FAS No. 157 “Fair Value Measurements”. On February 2008, the FASB released FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of Statement 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FASB Staff Position applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FASB statement No. 157, “Fair Value Measurements”. On April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. SFAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements.  The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt.  For instruments subject to the scope of FSP APB 14-1, higher interest expense may result through the accretion of the discounted carrying value of the convertible debt instruments to their face amount over their term.  FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required.  Early adoption is not permitted.  As of the date of these consolidated financial statements, we do not have any instruments outstanding that would be subject to FSP APB 14-1, but any instruments that we may issue in the future will be subject to this pronouncement.

In June 2008, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). This issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133. EITF 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF Issue 00-19,  “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (Issue 00-19) which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  We have concluded that application of EITF 07-5 does not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded Companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will evaluate the potential impact of FSP FAS107-1 on these disclosures on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective beginning December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements. The adoption of SFAS No. 160 did not have a material impact to the Company’s consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position (FSP) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”, which amends the impairment guidance in EITF issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 retains and emphasizes the other-than-temporary impairment assessment guidance and required disclosures in FASB Statement No. 115, “Accounting for certain Investments in Debt and Equity Securities”. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Currently, there is no impact of the adoption of FSP EITF 99-20-1 on the Company’s consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP No. FAS 115-2 and FAS 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company does not believe the adoption of FSP No. FAS 115-2 and FAS 124-2 will have a material impact to the Company’s consolidated financial statements.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

During the quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.               Legal Proceedings

None.

Item 2.               Unregistered Sales Of Equity Securities And Use Of Proceeds.

As described above in Note 10 to our condensed consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” the Company entered into the following transactions in the fiscal quarter ended March 31, 2009. Other than the warrant issued in the private placement described below to Great American Investors as placement agent for that transaction, all proceeds from the sale of these securities were used for the Company’s general working capital purposes:

•
The sale on February 12, 2009 of secured promissory notes in the aggregate principal amount of $1,000,000 to certain current and new Company investors, convertible at $0.31 per share into an aggregate of 3,225,806 shares of our common stock, together with accompanying 3-year warrants exercisable for an additional 5,774,194 shares of our common stock at an exercise price of $0.31 per share. The notes are secured by a lien on substantially all of the Company’s assets.  The material terms of this transaction are described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2009 which is hereby incorporated by reference herein.

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.                Submission Of Matters To A Vote Of Security Holders.

None.

Item 5.                Other Information.

None.

Item 6. Exhibits.

Exhibit No.		Description

3.1	(1)	Restated Articles of Incorporation, as amended.

3.2	(2)	Amendment to the Restated Articles of Incorporation filed with the Secretary of the State of California on November 21, 2005.

3.3	(1)	By-Laws, as amended.

10.1	(3)	Note Purchase Agreement dated as of January 28, 2008

10.2	(3)	Security Agreement dated as of January 28, 2008

10.3	(4)	Agreement dated February 25, 2008 by and between Aspyra, Inc. and James Zierick

10.4	(5)	Note Purchase Agreement dated as of March 13, 2008

10.5	(5)	Security Agreement dated as of March 13, 2008

10.6	(6)	Securities Purchase Agreement dated as of March 26, 2008

10.7	(6)	Form of Note

10.8	(6)	Form of Warrant

10.9	(6)	Registration Rights Agreement dated as of March 26, 2008

10.10	(6)	Security Agreement dated as of March 26, 2008

10.11	(7)	Securities Purchase Agreement dated as of February 12, 2009

10.12	(7)	Form of Note

10.13	(7)	Form of Warrant

10.14	(7)	Intercreditor Agreement dated as of February 12, 2009

10.15	(7)	Security Agreement dated as of February 12, 2009

10.16	(8)	Business Loan Agreement

10.17	(8)	Separation Agreement and General Release, dated as of April 1, 2009 by and between Aspyra, Inc. and Bruce M. Miller.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265.

(2)	Included as an Annex to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC File No. 333-128795.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2008.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2008.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2009.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPYRA, INC.

Date: May 15, 2009	/s/ Rodney W. Schutt
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	/s/ Anahita Villafane
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Restated Articles of Incorporation, as amended.

3.2	(2)	Amendment to the Restated Articles of Incorporation filed with the Secretary of the State of California on November 21, 2005.

3.3	(1)	By-Laws, as amended.

10.1	(3)	Note Purchase Agreement dated as of January 28, 2008

10.2	(3)	Security Agreement dated as of January 28, 2008

10.3	(4)	Agreement dated February 25, 2008 by and between Aspyra, Inc. and James Zierick

10.4	(5)	Note Purchase Agreement dated as of March 13, 2008

10.5	(5)	Security Agreement dated as of March 13, 2008

10.6	(6)	Securities Purchase Agreement dated as of March 26, 2008

10.7	(6)	Form of Note

10.8	(6)	Form of Warrant

10.9	(6)	Registration Rights Agreement dated as of March 26, 2008

10.10	(6)	Security Agreement dated as of March 26, 2008

10.11	(7)	Securities Purchase Agreement dated as of February 12, 2009

10.12	(7)	Form of Note

10.13	(7)	Form of Warrant

10.14	(7)	Intercreditor Agreement dated as of February 12, 2009

10.15	(7)	Security Agreement dated as of February 12, 2009

10.16	(8)	Business Loan Agreement

10.17	(8)	Separation Agreement and General Release, dated as of April 1, 2009 by and between Aspyra, Inc. and Bruce M. Miller.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265.

(2)	Included as an Annex to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC File No. 333-128795.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2008.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2008.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2009.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009.

*	Filed herewith.