Form 10-Q
period 2009-06-30
ASPYRA INC
filed 2009-08-19
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-13268

ASPYRA, INC.
(Exact name of Registrant as specified in its charter)

California	95-3353465
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4360 Park Terrace Drive, Suite 220, Westlake Village, California 91361
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

As of August 18, 2009, there were 12,598,688 shares of the registrant’s only class of common stock outstanding.

ASPYRA, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2009

ASPYRA, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30,	December 31,
2009	2008
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$872,050	$779,630
Receivables, net	968,341	806,996
Inventory	58,056	27,358
Prepaid expenses and other assets	169,373	225,971
TOTAL CURRENT ASSETS	2,067,820	1,839,955

PROPERTY AND EQUIPMENT, net	362,422	498,395
OTHER ASSETS	567,352	182,698
INVENTORY OF COMPONENT PARTS	12,693	27,693
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,082,891 and $798,919	2,742,785	2,851,327
INTANGIBLES, net	2,728,240	3,072,490
GOODWILL	6,692,000	6,692,000
	$15,173,312	$15,164,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$1,485,361	$794,965
Accounts payable	785,039	710,157
Accrued liabilities:
Vacation pay	366,389	357,798
Accrued compensation	402,485	333,712
Accrued interest	399,775	226,635
Deferred rent	74,567	75,511
Customer deposits	452,148	373,928
Other	402,540	254,928
Deferred service contract income	1,873,560	1,914,979
Deferred revenue on system sales	495,326	521,520
Capital lease — current portion	150,237	150,237
TOTAL CURRENT LIABILITIES	6,887,427	5,714,370

CAPITAL LEASE, LESS CURRENT PORTION	122,930	198,048
NOTES PAYABLE	3,224,315	2,460,000

TOTAL LIABILITIES	10,234,672	8,372,418

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 75,000,000 shares authorized; 12,598,688 shares issued and outstanding	22,803,951	22,761,951
Additional paid-in-capital	3,774,978	2,587,065
Accumulated deficit	(21,624,538)	(18,556,512)
Accumulated other comprehensive loss	(15,751)	(364)
TOTAL SHAREHOLDERS’ EQUITY	4,938,640	6,792,140

	$15,173,312	$15,164,558

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,
	2009	2008

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$438,409	$632,015
Service revenue	1,709,844	1,684,792
	2,148,253	2,316,807

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	588,613	649,980
Service revenue	557,316	603,407
	1,145,929	1,253,387

Gross profit	1,002,324	1,063,420

OPERATING EXPENSES
Selling, general and administrative	1,598,524	1,672,741

Research and development	602,045	381,272

Total operating expenses	2,200,569	2,054,013

OPERATING LOSS	(1,198,245)	(990,593)

INTEREST AND OTHER INCOME	963	15,261

INTEREST EXPENSE	(386,111)	(224,951)

Loss before provision for income taxes	(1,583,393)	(1,200,283)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(1,583,393)	(1,200,283)

LOSS PER SHARE:

Basic	(.13)	(.10)
Diluted	(.13)	(.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,446,121	12,437,150
Diluted	12,446,121	12,437,150

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended June 30,
	2009	2008

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$681,518	$1,080,784
Service revenue	3,389,392	3,400,588
	4,070,910	4,481,372

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	1,091,089	1,210,235
Service revenue	1,124,075	1,260,967
	2,215,164	2,471,202

Gross profit	1,855,746	2,010,170

OPERATING EXPENSES
Selling, general and administrative	3,083,771	3,153,588

Research and development	1,040,917	977,723

Total operating expenses	4,124,688	4,131,311

OPERATING LOSS	(2,268,942)	(2,121,141)

INTEREST AND OTHER INCOME	3,849	19,907

INTEREST EXPENSE	(802,933)	(293,449)

Loss before provision for income taxes	(3,068,026)	(2,394,683)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(3,068,026)	(2,394,683)

LOSS PER SHARE:

Basic	(.25)	(.19)
Diluted	(.25)	(.19)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,441,635	12,437,150
Diluted	12,441,635	12,437,150

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

(unaudited)

	Six Months Ended June 30,
	2009	2008

OPERATING ACTIVITIES
Net loss	$(3,068,026)	$(2,394,683
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	142,748	204,028
Amortization of capitalized software costs	307,606	246,313
Warrant discount and beneficial conversion amortization	575,456	131,250
Amortization of acquired intangibles	344,250	344,250
Provision for doubtful accounts	18,257	13,337
Stock based compensation	123,822	245,853
Increase (decrease) from changes in:
Receivables	(179,602)	58,848
Inventories	(15,698)	23,916
Prepaid expenses and other assets	(33,106)	(118,711)
Accounts payable	74,882	(105,953)
Accrued liabilities	475,393	(23,316)
Deferred service contract income	(41,419)	478,290
Deferred revenue on system sales	(26,194)	51,301
Net cash used in operating activities	(1,301,631)	(845,277)

INVESTING ACTIVITIES
Additions to property and equipment	(6,098)	(17,447)
Additions to capitalized software costs	(199,064)	(288,087)
Net cash used in investing activities	(205,162)	(305,534)

FINANCING ACTIVITIES
Borrowings on line of credit and notes payable	1,690,396	2,775,000
Payments on line of credit and notes payable	—	(250,050)
Payments on capital leases	(75,118)	(75,118)
Net cash provided by financing activities	1,615,278	2,449,832

Foreign currency translation adjustment	(16,065)	113

NET INCREASE IN CASH	92,420	1,299,134

CASH, beginning of period	779,630	803,392
CASH, end of period	872,050

2,102,526

See notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1-Presentation of Financial Statements

In the opinion of management of Aspyra, Inc. (the “Company” or “ASPYRA”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2009, the results of its operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.  These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for any other period or for the entire year.

Note 2-Liquidity

We expect to incur negative cash flows and net losses for the foreseeable future. Based upon our current plans, we believe that our existing cash reserves will not be sufficient to meet our current liabilities and other obligations as they become due and payable.  As of June 30, 2009, our average monthly cash usage is approximately $265,000.  Accordingly, we need to seek to obtain additional debt or equity financing through a public or private placement of shares of our preferred or common stock, through a public or private financing, or obtain a credit facility with a lender.  However, the Company has a detailed contingent strategic plan which outlines short and long term plans to improve its operations.  If by the end of the third quarter, revenues are not at the level anticipated, the Company would implement significant cost cutting measures in the fourth quarter.  Our ability to meet such obligations will depend on our ability to sell securities, borrow funds, reduce operating costs, or some combination thereof.  We may not be successful in obtaining necessary financing on acceptable terms, if at all.  The sale of additional convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financial covenants.  Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may from time to time, evaluate acquisitions of other businesses, applications or technologies.  As of June 30, 2009, we had negative working capital of $4,819,607 and accumulated deficit of $21,624,538.  Cash used in operations for the six months ended June 30, 2009 was $1,301,631.  As a result of these conditions, there is substantial doubt about our ability to continue as a going concern.  The financial statements filed as part of this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2009, the Company’s working deficit of $4,819,607 compared to a working deficit of $3,874,415, as of December 31, 2008. At June 30, 2009, the Company’s credit facilities with its bank consisted of a revolving line of credit of $1,300,000, of which $744,965 was outstanding.  On March 31, 2009, the Company executed agreements renewing its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on May 27, 2010.  The revolving line of credit is subject to certain covenants, including revised financial covenants.  As of June 30, 2009, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula, based on eligible accounts receivable and inventory balances.  This revolving credit line will need to be renewed prior to its maturity.  In the event the Company is not able to renew its revolving line of credit it would have a material adverse effect on the Company’s financial statements and liquidity. At June 30, 2009, the Company had $273,167 outstanding on its capital leases of which $150,237 is due in the next twelve months.

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

On February 12, 2009 the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with various accredited investors (the “Purchasers”).  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000. The notes are convertible into up to 3,225,806 shares of the Company’s Common Stock at a conversion price of $0.31 per share and bear interest at the rate of 12% per annum compounded on each July 15 and January 15. Upon issuance, the notes had a maturity date of March 26, 2010.  In April 2009, the maturity date of the notes was extended to August 26, 2010. Pursuant to the terms of the Purchase Agreement, the Company issued to the Purchasers three year warrants to purchase up to 5,774,194 of shares of Common Stock with an exercise price of $0.31 per share. In addition, the Company issued the placement agent warrants to purchase up to 129,032 shares of Common Stock with an exercise price of $0.31 per share.  As a result, assuming the conversion of all promissory notes and exercise of all warrants, up to 9,129,032 shares of the Company’s Common Stock may be issued.  Such an issuance, if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions effect a change of control of the Company.

From June 17, 2009 through June 26, 2009, the Company temporarily reduced the exercise price of all outstanding warrants (“Warrants”), to $0.15 (the “Special Warrant Offer”).  In response to the Special Warrant Offer, the Company received an aggregate of $690,395.85 (the “Funds”) from holders (the “Holders”) of the Warrants seeking to exercise an aggregate of 4,602,639 Warrants.  From July 13, 2009, through July 20, 2009, the Company entered into a series of identical letter agreements (the “Letter Agreements”) with the Holders. Pursuant to the Letter Agreements, the parties agreed that the Funds, in the aggregate amount of $690,395.85 will be deemed loans (the “Loans”) to the Company, until such time as Shareholder Approval (defined below) is obtained. Pursuant to the Letter Agreements, the Company agreed to obtain shareholder approval, and have such shareholder approval become effective in accordance with applicable law (including, without limitation, Section 14 of the Securities Exchange Act of 1934, as amended) (the “Shareholder Approval”), by October 31, 2009, for the Special Warrant Offer, and the issuance of shares of the Company’s common stock in accordance therewith. Upon Shareholder Approval, provided Shareholder Approval has been received by October 31, 2009, the funds will be deemed an exercise of the Special Warrant Offer, the Company will issue shares of its common stock in accordance therewith, and no interest or other payments shall be due on the Loans. If the Shareholder Approval is not received by October 31, 2009, the loans shall become due and payable on October 31, 2009, together with accrued interest thereon. The Loans shall accrue interest at the rate of 12% per annum and may not be prepaid without the written consent of the holders.

Note 3-Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.  The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At June 30, 2009, the inventory allowance was $151,989.

Note 4-Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  In accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets, management reviews definite life intangible assets to determine if events or circumstances have occurred which may cause the carrying values of intangible assets to be impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable.  As of December 31, 2008, there was a goodwill impairment of $576,434 which was reflected in the financial statements. No additional events have occurred since that time that would trigger a reevaluation.  At June 30, 2009, the net carrying value of goodwill and intangible assets were $6,692,000 and $2,728,240, respectively.

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

Earnings per share have been computed as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

NET LOSS, as reported	$(1,583,393)	$(1,200,283)	$(3,068,026)	$(2,394,683)
Basic weighted average number of common shares outstanding, as reported	12,446,121	12,437,150	12,441,635	12,437,150
Dilutive effect of stock options, as reported	—	—	—	—
Diluted weighted average number of common shares outstanding, as reported	12,446,121	12,437,150	12,441,635	12,437,150
Basic and diluted loss per share, as reported	$(.13)	$(.10)	$(.25)	$(.19)

For the three and six months ended June 30, 2009, options and warrants to purchase 13,219,872 shares of common stock at per share prices ranging from $0.22 to $2.48 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the three and six months ended June 30, 2008, options and warrants to purchase 6,910,730 shares of common stock at per share prices ranging from $0.36 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

Note 6-Debt Obligations

On March 31, 2009, the Company executed agreements to renew its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on May 27, 2010.  The revolving line of credit is subject to certain covenants, including revised financial covenants.  As of June 30, 2009, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula, based on eligible accounts receivable and inventory balances.  On June 30, 2009, the total amount due to the bank was $744,965.

As noted in Note 2 above, the Company entered into a series of identical letter agreements with certain Warrant Holders in the aggregate amount of $690,395.85.  The Loans shall accrue interest at the rate of 12% per annum and may not be prepaid without the written consent of the holders.  If the Shareholder Approval is not received by October 31, 2009, the loans shall become due and payable on October 31, 2009, together with accrued interest thereon.  Upon Shareholder Approval, provided Shareholder Approval has been received by October 31, 2009, the funds will be deemed an exercise of the Special Warrant Offer, the Company will issue shares of its common stock in accordance therewith, and no interest or other payments shall be due on the Loans.

Note 7-Stock-Based Compensation

Equity Incentive and Stock Option Plans: At June 30, 2008, the Company has two stock-based compensation plans. Readers should refer to both Note 1 and Note 8 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for additional information related to these stock-based compensation plans.  During the quarter ended June 30, 2009, the Company’s shareholders approved an amendment to the 2005 Equity Incentive Plan increasing the number of available shares from 1,290,875 to 3,040,875.  There were 820,000 and 835,000 options granted in the three and six months ended June 30, 2009.  There were 637,500 and 800,000 options granted in the three and six months ended June 30, 2008.  No stock options were exercised in the six months ended June 30, 2009.  The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Condensed Statements of Operations were $46,332 and $81,822 for the three and six months ended June 30, 2009 and $128,339 and $245,853 for the three and six months ended  June 30, 2008.

On June 25, 2009, the Company issued 161,538 shares of common stock to its chief executive officer for services valued at approximately $42,000.

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

On April 1, 2009, the Company and its former Chief Technology Officer (“CTO”) entered into a Separation Agreement and General Release pursuant to which the CTO agreed that, due to management restructuring which resulted in the elimination of the position of Chief Technology Officer, his employment with the Company would terminate effective April 1, 2009.  The following is brief summary of the material terms of the Separation Agreement: (i) the CTO shall provide consulting services to the Company for an initial period of ninety business days (ii) receive severance equal to fifteen months of his base salary in effect as of April 1, 2009, to be paid in equal bi-weekly installments over twenty-two and one-half months; (ii) the Company shall pay COBRA benefits to the CTO and his spouse for up to eighteen months; (iii) the Company shall accelerate the vesting of options exercisable for 10,000 of the Company’s Common Stock previously granted to the CTO pursuant to the Company’s 2005 Stock Incentive Plan; and (iv) the Company and the CTO released each other from all claims arising from the CTO’s employment with the Company, subject to certain exceptions.

In April 2009, the Company received a complaint filed in the United States District Court for the Eastern District of Texas Marshall Division for patent infringement naming the Company and nine other Picture Archive Communication System (“PACS”) vendors as defendants. The Company’s exposure to this action, if any, cannot be determined due to the early stage of the litigation. The Company believes that it has meritorious defenses to master all of the claims asserted in the action. No reserves were established on the Company’s potential exposure as of June 30, 2009.

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

Note 10-Private Placement

On February 12, 2009 the Company entered into a private placement transaction with various accredited investors.  Pursuant to the purchase agreement entered into in connection with the private placement, the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.31 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible into up to 3,225,806 shares of the Company’s common stock, and bear interest at the rate of 12% per annum compounded on each July 15 and January 15. Upon issuance, the notes had a maturity date of March 26, 2010. .   In April 2009, the maturity date of the notes was extended to August 26, 2010.   In addition, purchase agreement includes an interest contingency provision in the event of default in which the interest rate would increase to 24% or the maximum allowable legal rate. Pursuant to the terms of the purchase agreement, the Company issued to the investors three year warrants to purchase up to an additional 5,774,194 of shares of Common Stock. In addition, the Company issued the placement agent warrants to purchase up to 129,032 shares of Common Stock.  As a result, assuming the conversion of all promissory notes and exercise of all warrants, up to 9,129,032 shares of the Company’s Common Stock may be issued. Such an issuance if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions effect a change of control of the Company.  Pursuant to a security agreement entered into between the Company and the purchasers under the private placement and an intercreditor agreement between the Company and the collateral agent for the purchasers, the purchasers were granted a security interest in the Company’s assets that is pari passu to that of the purchasers who are parties to the Securities Purchase Agreement, dated March 26, 2008.  During the six months ended June 30, 2009, the Company valued the warrants received in the private placement utilizing the Black-Scholes Model and determined the value of the warrants is $1,235,518.  The Company allocated the proceeds to the debt and warrants based on relative fair value.  The relative value of the warrants was $552,676 and was recorded in additional paid in capital with an offsetting adjustment to contra discount against the principal amount of the notes.  The contra discount is being recognized over the term of the notes.   As of June 30, 2009, $137,873 of the discount was charged to earnings.  In addition, the Company determined that the warrant holders are receiving a discount of $.163 per share, which gives rise to a beneficial conversion feature of $525,806 that is being charged to earnings over the term of the note or period of return, if shorter. Based on the value of the warrants and the debt discount the investors received a value of $78,482 in excess of the proceeds, as such this amount was charged to earnings during the six months ended June 30, 2009.  As of June 30, 2009, $86,746 of the beneficial conversion was charged to earnings.

The obligations under the notes and the security interest created by the security agreement are subordinate and junior in right of payment to the senior lien on the Company’s assets held by Western Commercial Bank in connection with the Company’s existing line of credit.

The Company issued the placement agent for the private placement, Great American Investors (GAI), warrants to purchase 129,032 shares of common stock. The Company valued the warrants utilizing the Black-Scholes Model and determined the value of the warrants is $27,609.   The broker warrants have the same terms as the purchaser warrants.  The Company also paid the placement agent a non-refundable due diligence fee of $5,000 and a cash fee of $40,000.  The Company also agreed to pay the placement agent’s expenses up to $12,500.  The placement agent fee of $40,000 is classified as bond issuance costs and is included in other assets.  The costs and value of the warrants will be recognized over the shorter term of debt or date of conversion.   As of June 30, 2009, $18,476 of the placement agent fee was charged to earnings.

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

On March 26, 2008 the Company completed a private placement of promissory notes and warrants pursuant to a Securities Purchase Agreement (the "Purchase Agreement") with various accredited investors.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.55 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible into up to 5,427,273 shares of the Company’s Common Stock, and bear interest at the rate of 8% per annum compounded on each July 15 and January 15.  Upon issuance, the notes had a maturity date of March 26, 2010 In April 2009, the maturity date of the  notes was extended to August 26, 2010.  Pursuant to the terms of the Purchase Agreement, the Company issued to the note holders three year warrants to purchase up to an additional 5,496,646 of shares of Common Stock. In February 2009, the term of the warrants was extended to March 26, 2012.  Assuming the conversion of all promissory notes and exercise of all warrants, up to 10,923,919 shares of the Company’s Common Stock may be issued as a result of the private placement. Such an issuance, if it were to occur, would be highly dilutive to existing shareholders and may, under certain conditions, effect a change of control of the Company. The Company’s obligations under the notes are secured by a security interest in substantially all of the Company’s tangible and intangible assets, pursuant to the terms of a Security Agreement dated March 26, 2008. In addition, the Company entered into a note purchase agreement with Great American Investors (GAI) for the amount of the transaction fees of $210,000.  Pursuant to the terms of an agreement between the Company and GAI, the Company issued warrants to purchase such number of shares of Common Stock equal to the total number of shares of Common Stock which shall be initially issuable upon conversion of the related Note plus an additional 69,375 warrants.  The transfer fee of $210,000 will be recognized over the shorter term of debt or date of conversion based on the effective interest method. As of June 30, 2009, and December 31, 2008 $123,529 and $78,750, respectively, of the transfer fee was charged to earnings.  During the year ended December 31, 2008, the Company valued the warrants issued in the private placement and purchase agreement with GAI utilizing the Black-Scholes Model and determined that the value of the warrants is $1,170,000.  The Company allocated the total proceeds to the debt and warrants based on relative fair value. The relative value of the warrants was $840,000 and was recorded in additional paid in capital with an offsetting adjustment to contra discount against the principal amount of the notes. The contra discount is being recognized over the term of the notes.  As of June 30, 2009, and December 31, 2008 $494,118 and $315,000, respectively, of the value of the warrants was charged to earnings.  In addition, the warrant holders are getting a discount of $.025 per share, which gives rise to a beneficial conversion feature of $133,000 that is being charged to earnings over the period from the date of issuance to the date of which the holder can realize a return.  As of June 30, 2009, and December 31, 2008 $81,857 and $49,875, respectively, of the beneficial conversion was charged to earnings.

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

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded Companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have concluded that application of FSP FAS107-1 does not have a material impact on the Company’s financial statements.

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

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP No. FAS 115-2 and FAS 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact to the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company during the quarter ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This statement replaces SFAS No. 162. This new statement identifies the source of accounting principles and the framework for selecting principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with US GAAP. The pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has reviewed the details of the statement and concluded that changes in codification structure will have no effect on the financial reporting of the Company. The Company will adopt the pronouncement for the quarter ended September 30, 2009 and the 10Q filing will reflect citations as stated under the codification.

Note 12-Subsequent Event

On July 10, 2009, the Company entered into a sub-lease (the “Sub-Lease”) with Standard Pacific Corp. pursuant to which the Company will sub-lease from the Sub-Lessor property located at 4360 Park Terrace Drive, Suite 220, Westlake Village, California 91361, for an eighteen month term commencing on August 1, 2009. Pursuant to the Sub-Lease, the Company will pay rent of $16,840 per month.

In connection with the Sub-Lease, on July 10, 2009, the Company entered into a lease termination agreement (the “Lease Termination”) with Arden Realty Limited Partnership. Pursuant to the Lease Termination, the Company’s lease agreement with Arden, pursuant to which the Company leased property located at 26115-A Mureau Road, Calabasas, California 91302 was terminated, effective July 31, 2009, and the Company agreed to pay Arden $89,860 for final rental payments and operating expenses.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 19, 2009. The Company is not aware of any significant events, except as noted above, that occurred subsequent to the balance sheet date but prior to the filing of this Report that would have a material impact on its Consolidated Financial Statements.

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

Overview

The following discussion relates to the consolidated business of ASPYRA, which includes the operations of its wholly owned subsidiary, Aspyra Diagnostic Solutions, Inc. (ADSI), formerly StorCOMM, Inc., and its wholly owned subsidiary Aspyra Technologies, Ltd. (ATI), formerly StorCOMM Technologies, Ltd.  On June 30, 2009, Aspyra Diagnostic Solutions, Inc. merged into Aspyra, Inc.

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

Aspyra incurred a net loss of $1,583,393 or basic and diluted loss per share of $0.13 for the quarter ended June 30, 2009 as compared to a net loss of $1,200,283 or basic and diluted loss per share of $0.10 for the quarter ended June 30, 2008.  For the six months ended June 30, 2009, the Company incurred a net loss of $3,068,026 or basic and diluted loss per share of $0.25 as compared to a net loss of $2,394,683 or basic and diluted loss per share of $0.19 for the same period of fiscal 2008.

The operating losses incurred by the Company during the three and six months ended June 30, 2009 were attributable to a decrease in sales compared to the same periods in 2008, partially offset by lower costs as a result of actions taken in 2008  to reduce personnel and other expenses. The results are more fully discussed in the following section “Results of Operations”.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section should be read in conjunction with the accompanying unaudited interim financial statements which have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is substantially dependent on the successful execution of our strategic plan and otherwise discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and in Note 2, “Liquidity” to our unaudited interim financial statements filed as part of this Quarterly Report, on the timeline contemplated by our plans and our ability to obtain additional financing. The uncertainty of successful execution of our plans, among other factors, raises substantial doubt as to our ability to continue as a going concern. The accompanying unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

This management’s discussion and analysis compares the results of operation for the three and six months ended June 30, 2009 with the three and six months ended June 30, 2008.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenues:
System sales	20.4%	27.3%	16.7%	24.1%
Service revenues	79.6	72.7	83.3	75.9
Total revenues	100.0	100.0	100.0	100.0
Cost of products and services sold:
System sales	27.4	28.1	26.8	27.0
Service revenues	25.9	26.0	27.6	28.1
Total cost of products and services	53.3	54.1	54.4	55.1

Gross profit	46.7	45.9	45.6	44.9

Operating expenses:
Selling, general and administrative	74.4	72.2	75.7	70.4
Research and development	28.0	16.5	25.6	21.8
Total operating expenses	102.4	88.7	101.3	92.2

Operating loss	(55.7)	(42.8)	(55.7)	(47.3)

Loss before provision for income taxes	(73.7)	(51.8)	(75.4)	(53.4)
Provision for income taxes	—	—	—	—

Net loss	(73.7)	(51.8)	(75.4)	(53.4)

Revenues

Sales for the quarter ended June 30, 2009 were $2,148,253, as compared to $2,316,807 for the quarter ended June 30, 2008, an overall decrease of $168,554 or 7.3%. For the six months ended June 30, 2009, sales decreased to $4,070,910, as compared to $4,481,372 for the comparable six-month period ended June 30, 2008, an overall decrease of $410,462 or 9.2%.

When analyzed by revenue category for the quarter and six-month period ended June 30, 2009, sales of Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) decreased by $193,606 or 30.6% and $399,266 or 36.9%, respectively.  For the quarter, service revenues increased by $25,052 or 1.5%.  For the six-month period, service revenues decreased by $11,196 or 0.3%.  The Company continues to show a decrease in sales of DIS products primarily attributable to the reduction in sales through the Company’s distributors and channel partners.  Additionally, due to market conditions, there has been a slowing of sales cycles.  Management continues to believe that the importance of imaging technologies such as the Company’s Radiology Information System (“RIS”) / Picture Archive Communication System (“PACS”) products justifies them as an investment by end users to improve efficiencies.

The increase in service revenues for the quarter is primarily attributable to continued high levels of renewals of extended maintenance contracts and an increasing level of post-implementation services provided.  If and when the Company’s installed base of CIS and DIS installations increases, then service revenues would be expected to increase as well.

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

Costs of products and services sold

Cost of products and services sold decreased by $107,458 or 8.6% for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008. Cost of products and services sold decreased by $256,038 or 10.4% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  For the quarter, the overall decrease in cost of sales was primarily attributable to a decrease in labor costs of $76,771 or 12.1%, a decrease in material costs of $22,028 or 12.0% and a decrease in other costs of sales of $8,659 or 2.0%.  For the six-month period, the overall decrease in cost of sales was primarily attributable to a decrease in labor costs of $175,137 or 13.4%, a decrease in material costs of $55,251 or 18.5%, and a decrease in other costs of sales of $25,650 or 3.0%. The decrease in labor costs and other costs of sales was primarily attributable to reduction of personnel and overhead.  The decrease in material costs was attributable to the decrease in system sales requiring hardware.

For the quarter and six months ended June 30, 2009, cost of products and services sold as a percentage of sales was 53% and 54%, as compared to 54% and 55% for the quarter and six months ended June 30, 2008. The overall percentage decrease in cost of sales, as a percentage of sales, was primarily attributable to reduction in personnel.  Management believes the gross profit margin will improve in the remainder of fiscal 2009; however, the Company could experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general and administrative expenses

Selling, general, and administrative expenses decreased by $74,217 or 4.4% for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008. For the six months ended June 30, 2009, selling, general, and administrative expenses decreased by $69,817 or 2.2%, as compared to the six months ended June 30, 2008.

For the quarter ended June 30, 2009, the decrease in selling, general, and administrative expenses was primarily related to the decrease of approximately $80,000 in SFAS 123(R) stock compensation expense, consulting expense of $84,000, and recruitment expense of $105,000, which was partially offset by a increase in salaries of $192,000 compared to the same period in fiscal 2008.

 For the six-month period, the reduction of expenses was primarily attributable to decreases of approximately $161,000 in SFAS 123(R) stock compensation expense, consulting expense of $125,000, $105,000 in recruitment fees, and $115,000 in legal and accounting expenses, which were partially offset by an increase of $386,000 related to salaries, $42,000 in insurance expense, and $17,000 in tradeshow expenses compared to the same period in fiscal 2008. Management continues to evaluate cost reductions in some of its selling, general and administrative expenses while it also continues to plan further investment in its marketing programs.

Research and development expenses

For the quarter and six months ended June 30, 2009, research and development expenses increased $220,773 or 57.9% and $63,194 or 6.5%, respectively, as compared to the quarter and six months ended June 30, 2008. The increase was primarily attributable to the Company entering into a separation agreement with a former employee.  Current development expenses were attributable to the development of AccessRAD, the RIS/PACS solution that integrates the Company’s CyberRAD radiology information system with its AccessNET PACS system, and enhancements and new modules for the Company’s CIS and DIS products.  For the quarter ended June 30, 2009 and 2008, the Company’s capitalized software costs were $94,392 and $131,691, respectively, which are generally amortized over the estimated useful life not to exceed five years.  For the six months ended June 30, 2009 and 2008, the Company’s capitalized software costs were $199,064 and $288,087, respectively, which are generally amortized over the estimated useful life not to exceed five years.

Interest and other income

Interest and other income was $963 and $3,849 for the quarter and six months ended June 30, 2009 as compared to $15,261 and $19,907 for the quarter and six months ended June 30, 2008 due to the collection activity and therefore finance charges levied on customers who were late in their payments on accounts receivable.

Interest expense

Interest expense was $386,111 and $802,933 for the quarter and six months ended June 30, 2009 as compared to $224,951 and $293,449 for the quarter and six months ended June 30, 2008.  The increase was primarily due to the increased average level of borrowings during the current quarter and six month period as compared to the same periods of fiscal 2008.

Net loss

As a result of the factors discussed above, the Company incurred a net loss of $1,583,393 or basic and diluted loss per share of $0.13 for the quarter ended June 30, 2009 as compared to a net loss of $1,200,283 or basic and diluted loss per share of $0.10 for the quarter ended June 30, 2008.  For the six months ended June 30, 2009, the Company incurred a net loss of $3,068,026 or basic and diluted loss per share of $0.25 as compared to a net loss of $2,394,683 or basic and diluted loss per share of $0.19 for the same period of fiscal 2008.

Liquidity and Capital Resources

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $199,064 and $288,087, respectively, in software development during the six months ended June 30, 2009 and 2008.  These expenditures related to investment in the Company’s new RIS/PACS integrated system, AccessRAD, enhancements to AccessNET, the new browser version of the Company’s LIS product, CyberLAB, and other product enhancements. The Company anticipates expending additional sums during fiscal 2009 on product enhancements to all its products and the further development of AccessRAD.  During the six months ended June 30, 2009, the Company invested an aggregate of $6,098 in fixed assets primarily consisting of computers and software, as compared to an investment of $17,447 in fixed assets primarily consisting of computers and software in the quarter ended June 30, 2008.

As of June 30, 2009, the Company’s working capital amounted to a deficit of $4,819,607 as compared to a deficit of $3,874,415 as of December 31, 2008.  As described in more detail below, on February 12, 2009 the Company entered into a Note Purchase Agreement with various current and new investors.  Under the terms of the private placement, the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000 together with warrants executable for additional shares of Common Stock.

On March 31, 2009, the Company executed agreements renewing its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on May 27, 2010.  The revolving line of credit is subject to certain covenants including revised financial covenants. At June 30, 2009, the balance outstanding on the Company’s revolving line of credit was $744,965.  As of June 30, 2009, the Company was in compliance with all covenants.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances. This revolving credit line will need to be renewed prior to its maturity.  In the event the Company is not able to renew its revolving line of credit it would have a material adverse effect on the Company’s financial condition and liquidity.

Cash used in operating activities was $1,301,631 for the six months ended June 30, 2009, compared to cash used in operating activities of $845,277 for the six months ended June 30, 2008.  The increase in cash used for operating activities was primarily attributable to the net loss and the net change in receivables, deferred service contract income, and deferred revenue on system sales which was partially offset by the change in accounts payable, accrued liabilities along with increased amortization of capitalized software and warrant discount and beneficial conversion amortization.

Net cash used in investing activities totaled $205,162 for the six months ended June 30, 2009, compared to $305,534 used in investing activities during the same period of 2008.  The change was primarily the result of a decrease in investment in fixed assets and software capitalization costs compared to the same period of 2008.

Cash provided by financing activities amounted to $1,615,278 during the six months ended June 30, 2009 compared to cash provided by financing activities of $2,449,832 in the same period of 2008.  The decrease was primarily attributable to the Company completing a private placement transaction in the principal amount of $2,775,000 in March 2008 as compared to the private placement described below in the principal amount of $1,000,000 on February 12, 2009, partially offset by the payments on notes payable in the six months ended March 31, 2008.

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

On February 12, 2009 the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with various accredited investors.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000. The notes are convertible up to 3,225,806 shares of the Company’s Common Stock at a conversion price of $0.31 per share, and bear interest at the rate of 12% per annum compounded on each July 15 and January 15.  Upon issuance, the notes had a maturity date of March 26, 2010 In April 2009, the maturity date of the notes was extended to August 26, 2010. Pursuant to the terms of the Purchase Agreement, the Company issued three year warrants to purchase up to 5,774,194 of shares of Common Stock with an exercise price of $0.31 per share. In addition, the Company issued the placement agent warrants to purchase up to 129,032 shares of Common Stock with an exercise price of $0.31 per share.  As a result, assuming the conversion of all promissory notes and exercise of all warrants, up to 9,129,032 shares of the Company’s Common Stock may be issued.  Such an issuance if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions effect a change of control of the Company.

From June 17, 2009 through June 26, 2009, the Company temporarily reduced the exercise price of all outstanding warrants (“Warrants”), to $0.15 (the “Special Warrant Offer”).  In response to the Special Warrant Offer, the Company received an aggregate of $690,395.85 (the “Funds”) from holders (the “Holders”) of the Warrants seeking to exercise an aggregate of 4,602,639 Warrants.  From July 13, 2009, through July 20, 2009, the Company entered into a series of identical letter agreements (the “Letter Agreements”) with the Holders. Pursuant to the Letter Agreements, the parties agreed that the Funds, in the aggregate amount of $690,395.85 will be deemed loans (the “Loans”) to the Company, until such time as Shareholder Approval (defined below) is obtained. Pursuant to the Letter Agreements, the Company agreed to obtain shareholder approval, and have such shareholder approval become effective in accordance with applicable law (including, without limitation, Section 14 of the Securities Exchange Act of 1934, as amended) (the “Shareholder Approval”), by October 31, 2009, for the Special Warrant Offer, and the issuance of shares of the Company’s common stock in accordance therewith. Upon Shareholder Approval, provided Shareholder Approval has been received by October 31, 2009, the funds will be deemed an exercise of the Special Warrant Offer, the Company will issue shares of its common stock in accordance therewith, and no interest or other payments shall be due on the Loans. If the Shareholder Approval is not received by October 31, 2009, the loans shall become due and payable on October 31, 2009, together with accrued interest thereon. The Loans shall accrue interest at the rate of 12% per annum and may not be prepaid without the written consent of the holders.

We expect to incur negative cash flows and net losses for the foreseeable future. Based upon our current plans, we believe that our existing cash reserves will not be sufficient to meet our current liabilities and other obligations as they become due and payable.  As of June 30, 2009, our average monthly burn rate is approximately $265,000.  Accordingly, we need to seek to obtain additional debt or equity financing through a public or private placement of shares of our preferred or common stock, through a public or private financing, or obtain a credit facility with a lender.  However, the Company has a detailed contingent strategic plan which outlines short and long term plans to improve its operations.  If by the end of the third quarter, revenues are not at the level anticipated, the Company would implement significant cost cutting measures in the fourth quarter.  Our ability to meet such obligations will depend on our ability to sell securities, borrow funds, reduce operating costs, or some combination thereof.  We may not be successful in obtaining necessary financing on acceptable terms, if at all.  The sale of additional convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may from time to time, evaluate acquisitions of other businesses, applications or technologies.  As of June 30, 2009, we had negative working capital of $4,819,607 and accumulated deficit of $21,624,538.  Cash used in operations for the six months ended June 30, 2009 was $1,301,631.  As a result of these conditions, there is substantial doubt about our ability to continue as a going concern.  The financial statements filed as part of this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with some of its customers.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes a determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At June 30, 2009, the inventory reserve was approximately $151,989.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at June 30, 2009 was $968,341, net of an allowance for doubtful accounts of approximately $50,830.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately and specifically defined in a quotation or contract.  Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  Revenues are presented net of discounts.   At June 30, 2009 deferred revenue was $495,326.

Post-implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, the professional services portion of the arrangement (other than installation services) based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At June 30, 2009, deferred service contract income was $1,873,560.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the six months ended June 30, 2009 and 2008, the Company capitalized $199,064 and $288,087, respectively.  At June 30, 2009, the balance of capitalized software costs was $2,742,785, net of accumulated amortization of $1,082,891.

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

Stock-based Compensation

We have two stock-based compensation plans, the 2005 Equity Incentive Plan and the 1997 Stock Option Plan, under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan on November 22, 2005, the 1997 Stock Option Plan was terminated for purposes of new grants.  Both of these plans have been approved by our shareholders.  On June 11, 2009, the Company’s shareholders approved an amendment to the Company’s 2005 Equity Incentive Plan increasing the number of shares available for grant from 1,290,875 to 3,040,875.

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

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded Companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have concluded that application of FSP FAS107-1 does not have a material impact on the Company’s financial statements.

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

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP No. FAS 115-2 and FAS 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact to the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company during the quarter ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This statement replaces SFAS No. 162. This new statement identifies the source of accounting principles and the framework for selecting principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with US GAAP. The pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has reviewed the details of the statement and concluded that changes in codification structure will have no effect on the financial reporting of the Company. The Company will adopt the pronouncement for the quarter ended September 30, 2009 and the 10Q filing will reflect citations as stated under the codification.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

During the quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.    Legal Proceedings

In April 2009, the Company received a complaint filed in the United States District Court for the Eastern District of Texas Marshall Division for patent infringement naming the Company and nine other Picture Archive Communication System (“PACS”) vendors as defendants. The Company’s exposure to this action, if any, cannot be determined due to the early stage of the litigation. The Company believes that it has meritorious defenses to master all of the claims asserted in the action. No reserves were established on the Company’s potential exposure as of June 30, 2009.

Item 2.    Unregistered Sales Of Equity Securities And Use Of Proceeds.

On June 25, 2009, the Company issued 161,538 shares of common stock to its chief executive officer for services valued at approximately $42,000.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission Of Matters To A Vote Of Security Holders.

On June 11, 2009, we held our 2009 annual meeting of stockholders.  At the annual meeting, there were 12,437,150 shares entitled to vote, and 10,091,784 shares (81.1%) were represented at the meeting in person or by proxy.  Immediately prior to the meeting, the Board of Directors was comprised of James Zierick, Lawrence S. Schmid, Robert S. Fogerson, Jr., Norman R. Cohen, C. Ian Sym-Smith, Jeffrey Tumbleson, and Rodney W. Schutt, all of whom were re-elected at the meeting to serve on the Board.  The following summarizes vote results for those matters submitted to our stockholders for action at the Annual Meeting:

1.
Proposal to elect Mr. James Zierick, Mr. Lawrence S. Schmid, Mr. Robert S. Fogerson, Jr., Mr. Norman R. Cohen, Mr. C. Ian Sym-Smith, Mr. Jeffrey Tumbleson, and Mr. Rodney W. Schutt as directors to hold office until the 2010 annual meeting or until their successors are elected and qualified.

Director	For	Withheld

James Zierick	9,906,781	185,003
Lawrence S. Schmid	9,383,618	708,166
Robert S. Fogerson, Jr.	9,383,618	708,166
Norman R. Cohen	9,383,381	708,403
C. Ian Sym-Smith	9,907,018	184,766
Jeffrey Tumbleson	9,904,081	187,703
Rodney W. Schutt	9,906,781	185,003

2.
Proposal to ratify the potential issuance of up to 9,129,033 shares of the Company’s common stock at a price below the current book value issued in connection with a private placement of convertible notes and warrants conducted in February 2009.

For	Against	Abstain	Broker Non-Votes

7,476,625	160,495	1,180	2,453,484

3.
Proposal to ratify the amendment to the Company’s amended and restated articles of incorporation in order to increase the total number of authorized shares of common stock from 40,000,000 to 75,000,000.

For	Against	Abstain

9,869,792	220,327	1,660

4.	Proposal to ratify the appointment of BDO Seidman, LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2009.

For	Against	Abstain

9,978,985	101,220	11,579

5.
Proposal to ratify the amendment to the Company’s 2005 Equity Incentive Plan to increase the aggregate number of shares that may be issued pursuant to the Company’s 2005 Equity Incentive Plan from 1,290,875 to 3,040,875.

For	Against	Abstain	Broker Non-Votes

7,143,347	491,113	3,840	2,453,484

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.		Description

3.1	(1)	Restated Articles of Incorporation, as amended.

3.2	(2)	Amendment to the Restated Articles of Incorporation filed with the Secretary of the State of California on November 21, 2005.

3.3	(1)	By-Laws, as amended.

10.1	(3)	Note Purchase Agreement dated as of January 28, 2008

10.2	(3)	Security Agreement dated as of January 28, 2008

10.3	(4)	Agreement dated February 25, 2008 by and between Aspyra, Inc. and James Zierick

10.4	(5)	Note Purchase Agreement dated as of March 13, 2008

10.5	(5)	Security Agreement dated as of March 13, 2008

10.6	(6)	Securities Purchase Agreement dated as of March 26, 2008

10.7	(6)	Form of Note

10.8	(6)	Form of Warrant

10.9	(6)	Registration Rights Agreement dated as of March 26, 2008

10.10	(6)	Security Agreement dated as of March 26, 2008

10.11	(7)	Securities Purchase Agreement dated as of February 12, 2009

10.12	(7)	Form of Note

10.13	(7)	Form of Warrant

10.14	(7)	Intercreditor Agreement dated as of February 12, 2009

10.15	(7)	Security Agreement dated as of February 12, 2009

10.16	(8)	Business Loan Agreement

10.17	(8)	Separation Agreement and General Release, dated as of April 1, 2009 by and between Aspyra, Inc. and Bruce M. Miller.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265.

(2)	Included as an Annex to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC File No. 333-128795.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2008.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2008.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2009.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPYRA, INC.

Date: August 19, 2009	/s/ Rodney W. Schutt
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2009	/s/ Anahita Villafane
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Restated Articles of Incorporation, as amended.

3.2	(2)	Amendment to the Restated Articles of Incorporation filed with the Secretary of the State of California on November 21, 2005.

3.3	(1)	By-Laws, as amended.

10.1	(3)	Note Purchase Agreement dated as of January 28, 2008

10.2	(3)	Security Agreement dated as of January 28, 2008

10.3	(4)	Agreement dated February 25, 2008 by and between Aspyra, Inc. and James Zierick

10.4	(5)	Note Purchase Agreement dated as of March 13, 2008

10.5	(5)	Security Agreement dated as of March 13, 2008

10.6	(6)	Securities Purchase Agreement dated as of March 26, 2008

10.7	(6)	Form of Note

10.8	(6)	Form of Warrant

10.9	(6)	Registration Rights Agreement dated as of March 26, 2008

10.10	(6)	Security Agreement dated as of March 26, 2008

10.11	(7)	Securities Purchase Agreement dated as of February 12, 2009

10.12	(7)	Form of Note

10.13	(7)	Form of Warrant

10.14	(7)	Intercreditor Agreement dated as of February 12, 2009

10.15	(7)	Security Agreement dated as of February 12, 2009

10.16	(8)	Business Loan Agreement

10.17	(8)	Separation Agreement and General Release, dated as of April 1, 2009 by and between Aspyra, Inc. and Bruce M. Miller.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265.

(2)	Included as an Annex to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC File No. 333-128795.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2008.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2008.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2009.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009.

*	Filed herewith.