Form 10-Q
period 2009-09-30
ASPYRA INC
filed 2009-11-20
CIK 712815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

As of November 19, 2009, there were 17,201,327 shares of the registrant’s only class of common stock outstanding.

ASPYRA, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2009

ASPYRA, INC.

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$564,862	$779,630
Receivables, net	1,147,534	806,996
Inventory	9,865	27,358
Prepaid expenses and other assets	258,826	225,971
TOTAL CURRENT ASSETS	1,981,087	1,839,955

PROPERTY AND EQUIPMENT, net	335,880	498,395
OTHER ASSETS	385,101	182,698
INVENTORY OF COMPONENT PARTS, net	—	27,693
CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $1,259,529 and $798,919	2,682,570	2,851,327
INTANGIBLES, net	2,556,115	3,072,490
GOODWILL	6,692,000	6,692,000
	$14,632,753	$15,164,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$4,363,021	$794,965
Accounts payable	732,611	710,157
Accrued liabilities:
Vacation pay	375,244	357,798
Accrued compensation	384,232	333,712
Accrued interest	498,574	226,635
Deferred rent	43,736	75,511
Customer deposits	442,392	373,928
Other	415,625	254,928
Deferred service contract income	2,022,222	1,914,979
Deferred revenue on system sales	920,242	521,520
Capital lease — current portion	150,237	150,237
TOTAL CURRENT LIABILITIES	10,348,136	5,714,370

CAPITAL LEASE, LESS CURRENT PORTION	85,371	198,048
NOTES PAYABLE	—	2,460,000

TOTAL LIABILITIES	10,433,507	8,372,418

SHAREHOLDERS’ EQUITY:
Common shares, no par value; 75,000,000 shares authorized; 17,201,327 (including 4,602,639 shares to be issued) and 12,437,150 shares issued and outstanding	23,494,346	22,761,951
Additional paid-in-capital	4,061,994	2,587,065
Accumulated deficit	(23,345,528)	(18,556,512
Accumulated other comprehensive loss	(11,566)	(364)
TOTAL SHAREHOLDERS’ EQUITY	4,199,246	6,792,140

	$14,632,753	$15,164,558

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,
	2009	2008

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$256,789	$469,961
Service revenue	1,550,710	1,705,792
	1,807,499	2,175,753

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	528,343	465,837
Service revenue	599,378	593,141
	1,127,721	1,058,978

Gross profit	679,778	1,116,775

OPERATING EXPENSES
Selling, general and administrative	1,410,268	1,397,834

Research and development	286,178	393,569

Total operating expenses	1,696,446	1,791,403

OPERATING LOSS	(1,016,668)	(674,628)

INTEREST AND OTHER INCOME	878	179,104

INTEREST EXPENSE	(479,905)	(223,710)

Loss before provision for income taxes	(1,495,695)	(719,234

PROVISION FOR INCOME TAXES	—	(228)

NET LOSS	$(1,401,695)	$(719,462)

DEEMED DIVIDEND ON EXERCISE OF WARRANTS	(225,295)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,720,990)	$(719,462)

LOSS PER SHARE:

Basic	$(.11)	$(.06)
Diluted	(.11)	(.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,204,089	12,437,150
Diluted	16,204,089	12,437,150

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,
	2009	2008

NET SYSTEM SALES AND SERVICE REVENUE:
System sales	$938,306	$1,550,744
Service revenue	4,940,103	5,106,381
	5,878,409	6,657,125

COSTS OF PRODUCTS AND SERVICES SOLD:
System sales	1,619,432	1,676,073
Service revenue	1,723,453	1,854,107
	3,342,885	3,530,180

Gross profit	2,535,524	3,126,945

OPERATING EXPENSES
Selling, general and administrative	4,494,039	4,551,421

Research and development	1,327,095	1,371,292

Total operating expenses	5,821,134	5,922,713

OPERATING LOSS	(3,285,610)	(2,795,768)

INTEREST AND OTHER INCOME	4,727	199,011

INTEREST EXPENSE	(1,282,838)	(517,160)

Loss before provision for income taxes	(4,563,721)	(3,113,917)

PROVISION FOR INCOME TAXES	—	(228)

NET LOSS	$(4,563,721)	$(3,114,145)

DEEMED DIVIDEND ON EXERCISE OF WARRANTS	(225,295)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(4,789,016)	$(3,114,145)

LOSS PER SHARE:

Basic	$(.35)	$(.25)
Diluted	(.35)	(.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,695,786	12,437,150
Diluted	13,695,786	12,437,150

See Notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

(unaudited)

	Nine Months Ended September 30,
	2009	2008

OPERATING ACTIVITIES
Net loss	$(4,563,721)	$(3,114,145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	197,187	279,051
Amortization of capitalized software costs	484,245	364,162
Warrant discount and beneficial conversion amortization	938,134	262,500
Amortization of acquired intangibles	516,375	516,367
Provision for doubtful accounts	18,257	15,737
Stock based compensation	185,543	355,757
Increase (decrease) from changes in:
Receivables	(358,795)	(22,582)
Inventories	45,186	34,152
Prepaid expenses and other assets	(139,246)	(76,524
Accounts payable	22,454	(163,168)
Accrued liabilities	537,292	(153,324)
Deferred service contract income	107,243	363,398
Deferred revenue on system sales	398,722	(19,634)
Net cash used in operating activities	(1,611,124)	(1,358,253)

INVESTING ACTIVITIES
Additions to property and equipment	(34,981)	(19,501)
Additions to capitalized software costs	(315,488)	(443,854)
Net cash used in investing activities	(350,469)	(463,355)

FINANCING ACTIVITIES
Borrowings on line of credit and notes payable	1,180,000	2,775,000
Forgiveness of debt	—	(171,197)
Payments on line of credit and notes payable	—	(281,562)
Payments on capital leases	(112,677)	(112,677)
Proceeds form exercise of warrants	690,395	—
Net cash provided by financing activities	1,757,718	2,209,564

Foreign currency translation adjustment	(10,893)	34,029

NET INCREASE (DECREASE) IN CASH	(214,768)	421,985

CASH, beginning of period	779,630	803,392

CASH, end of period	$564,862	$1,225,377

See notes to Condensed Consolidated Financial Statements.

ASPYRA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Presentation of Financial Statements

In the opinion of management of Aspyra, Inc. (the “Company” or “ASPYRA”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2009, the results of its operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.  These results have been determined on the basis of accounting principles generally accepted in the United States and practices applied consistently with those used in preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for any other period or for the entire year.

  Note 2 - Liquidity

We expect to incur negative cash flows and net losses for the foreseeable future. Based upon our current plans, we believe that our existing cash reserves will not be sufficient to meet our current liabilities and other obligations as they become due and payable.  As of September 30, 2009, our average monthly cash usage is approximately $265,000.  Accordingly, we need to seek to obtain additional debt or equity financing through a public or private placement of shares of our preferred or common stock, through a public or private financing, or obtain a credit facility with a lender.  However, the Company has a detailed contingent strategic plan which outlines short and long term plans to improve its operations.  If by the end of the year, revenues are not at the level anticipated, the Company would implement significant cost cutting measures.  Our ability to meet such obligations will depend on our ability to sell securities, borrow funds, reduce operating costs, or some combination thereof.  We may not be successful in obtaining necessary financing on acceptable terms, if at all.  The sale of additional convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financial covenants.  Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may from time to time, evaluate acquisitions of other businesses, applications or technologies.  As of September 30, 2009, we had negative working capital of $8,367,049 and accumulated deficit of $23,345,528.  Cash used in operations for the nine months ended September 30, 2009 was $1,611,124.  As a result of these conditions, there is substantial doubt about our ability to continue as a going concern.  The financial statements filed as part of this Quarterly Report on Form 10-Q does not include any adjustments that might result from the outcome of this uncertainty.  See Note 12 for additional information.

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

As of September 30, 2009, the Company’s working deficit of $8,367,049 compared to a working deficit of $3,874,415, as of December 31, 2008. At September 30, 2009, the Company has the following obligations:

•
On March 26, 2008 the Company entered into a private placement transaction with various investors in the Company, whereby the investors purchased promissory notes from the Company in the principal amount of $2,775,000 and mature on August 26, 2010. In addition to the 2008 private placement transaction, the Company entered into a note purchase agreement with Great American Investors for the amount of the transaction fees of $210,000 that matures on August 26, 2010.

•
On March 31, 2009, the Company executed agreements renewing its revolving line of credit in the aggregate amount of $1,300,000, of which $924,965 was outstanding as of September 30, 2009.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on May 27, 2010.  The revolving line of credit is subject to certain covenants, including revised financial covenants.  As of September 30, 2009, the Company was not compliant with some of the covenants, but had obtained a waiver.  Advances under the revolving line of credit are on a formula, based on eligible accounts receivable and inventory balances.  This revolving credit line will need to be renewed prior to its maturity.  If the Company does not raise additional capital in the fourth quarter, the Company may not be in compliance with its covenants at December 31, 2009.

•
On February 12, 2009 the Company entered into a securities purchase agreement with various accredited investors, whereby the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000 and mature on August 26, 2010.

•	At September 30, 2009, the Company had $235,608 outstanding on its capital leases of which $150,237 is due in the next twelve months.

In the event the Company is not able to renew its revolving line of credit or settle its promissory note and capital lease obligations by the maturity dates  it would have a material adverse effect on the Company’s financial statements and liquidity.

From June 17, 2009 through June 26, 2009, the Company temporarily reduced the exercise price of all outstanding warrants (“Warrants”), to $0.15 (the “Special Warrant Offer”).  In response to the Special Warrant Offer, the Company received an aggregate of $690,396 (the “Funds”) from holders (the “Holders”) of the Warrants seeking to exercise an aggregate of 4,602,639 Warrants.  From July 13, 2009, through July 20, 2009, the Company entered into a series of identical letter agreements (the “Letter Agreements”) with the Holders. Pursuant to the Letter Agreements, the parties agreed that the Funds, in the aggregate amount of $690,395.85 will be deemed loans (the “Loans”) to the Company, until such time as Shareholder Approval (defined below) is obtained. Pursuant to the Letter Agreements, the Company agreed to obtain shareholder approval, and have such shareholder approval become effective in accordance with applicable law (including, without limitation, Section 14 of the Securities Exchange Act of 1934, as amended) (the “Shareholder Approval”), by October 31, 2009, for the Special Warrant Offer, and the issuance of shares of the Company’s common stock in accordance therewith. The Shareholder Approval was obtained on August 24, 2009 and therefore the funds were deemed an exercise of the Special Warrant Offer.  The Company issued shares of its common stock in accordance therewith, and no interest or other payments were due on the Loans.  The warrants exercised in connection with the Special Warrant Offer were at an exercise price below fair market value on the date of exercise as a result of the one-time temporary price reduction.  The inducement was revalued under the black-scholes model which resulted in the Company recording a deemed dividend of approximately $225,000 as the fair market value of the Company’s Common Stock exceeded the exercise price on the date of conversion.

Note 3 - Inventories

Inventories consist primarily of computer hardware held for resale and are stated at the lower of cost or market (net realizable value).  Cost is determined using the first-in, first-out method. Supplies are charged to expense as incurred.  The Company also maintains an inventory pool of component parts to service systems previously sold, which is classified as non-current in the accompanying balance sheets.  Such inventory is carried at the lower of cost or market and is charged to cost of sales based on usage.  Allowances are made for quantities on hand in excess of estimated future usage.  At September 30, 2009, the inventory allowance was $151,989.

Note 4 - Goodwill and Intangible Assets

In accordance with ASC 350 previously referred to as Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. The determination of fair value and the impairment are based on a combination of a market and income valuation approach that are based on an analysis of the market prices of comparable publicly traded companies and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates  The use of different estimates or assumptions could produce different results. As of September 30, 2009, our net book value (i.e., shareholders’ equity) was approximately $4.2 million. However, as of the market close on November 18, 2009 our market capitalization was approximately $2.1 million. This fact, along with other factors used in the determination of fair value, such as the year to date net loss and continued negative cash flow from operations, may lead to potential impairment of goodwill in the fourth quarter, which we are in the process of analyzing.  In accordance with ASC 360 previously referred to as SFAS No. 144, Accounting for Impairment of Long-Lived Assets, management reviews definite life intangible assets to determine if events or circumstances have occurred which may cause the carrying values of intangible assets to be impaired. The purpose of these reviews is to identify any facts and circumstances, either internal or external, which may indicate that the carrying values of the assets may not be recoverable.  The Company recorded a goodwill impairment of $ 576,434 as of December 31, 2008. No additional events have occurred since the impairment review as of December 31, 2008, that was not already considered in the evaluation.   At September 30, 2009, the net carrying value of goodwill and intangible assets were $6,692,000 and $2,556,115, respectively.

  Note 5 - Earnings per Share

The Company accounts for its earnings per share in accordance with ASC 260 previously referred to as SFAS No.128, which requires presentation of basic and diluted earnings per share.  Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock.

Earnings per share have been computed as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS, as reported	$(1,720,990)	$(719,462)	$(4,789,016)	$(3,114,145)
Basic weighted average number of common shares outstanding, as reported	16,204,089	12,437,150	13,695,786	12,437,150
Dilutive effect of stock options, as reported	—	—	—	—
Diluted weighted average number of common shares outstanding, as reported	16,204,089	12,437,150	13,695,786	12,437,150
Basic and diluted loss per share, as reported	$(.11)	$(.06)	$(.35)	$(.25)

For the three and nine months ended September 30, 2009, options and warrants to purchase 8,662,234 shares of common stock at per share prices ranging from $0.22 to $2.48 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2008, options and warrants to purchase 7,030,730 shares of common stock at per share prices ranging from $0.36 to $2.75 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

  Note 6 - Debt Obligations

On March 26, 2008 the Company entered into a private placement transaction with various investors in the Company, whereby the investors purchased promissory notes from the Company in the principal amount of $2,775,000 and mature on August 26, 2010. In addition to the 2008 private placement transaction, the Company entered into a note purchase agreement with Great American Investors for the amount of the transaction fees of $210,000 that matures on August 26, 2010.  On March 31, 2009, the Company executed agreements to renew its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on May 27, 2010.  The revolving line of credit is subject to certain covenants, including revised financial covenants.  As of September 30, 2009, the Company was not compliant with some of the covenants, but had obtained a waiver.  If the Company does not raise additional capital in the fourth quarter, the Company may not be in compliance with its covenants at December 31, 2009.  Advances under the revolving line of credit are on a formula, based on eligible accounts receivable and inventory balances.  On September 30, 2009, the total amount due to the bank was $924,965. On February 12, 2009 the Company entered into a securities purchase agreement with various accredited investors, whereby the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000 and mature on August 26, 2010.

  Note 7 - Stock-Based Compensation

Equity Incentive and Stock Option Plans: At September 30, 2008, the Company has two stock-based compensation plans.  Readers should refer to both Note 1 and Note 8 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for additional information related to these stock-based compensation plans.  During the quarter ended June 30, 2009, the Company’s shareholders approved an amendment to the 2005 Equity Incentive Plan increasing the number of available shares from 1,290,875 to 3,040,875.  There were 55,000 and 890,000 options granted in the three and nine months ended September 30, 2009.  There were 135,000 and 935,000 options granted in the three and nine months ended September 30, 2008.  No stock options were exercised in the nine months ended September 30, 2009.  The Company accounts for stock option grants in accordance with ASC 508 and 718 previously referred to as FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Condensed Statements of Operations were $61,721 and $185,543 for the three and nine months ended September 30, 2009 and $109,905 and $355,757 for the three and nine months ended  September 30, 2008.

On June 25, 2009, the Company issued 161,538 shares of common stock to its chief executive officer for services valued at approximately $42,000.

  Note 8 - Commitments and Contingencies

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

On April 1, 2009, the Company and its former Chief Technology Officer (“CTO”) entered into a Separation Agreement and General Release pursuant to which the CTO agreed that, due to management restructuring which resulted in the elimination of the position of Chief Technology Officer, his employment with the Company would terminate effective April 1, 2009.  The following is brief summary of the material terms of the Separation Agreement: (i) the CTO shall provide consulting services to the Company for an initial period of ninety business days (ii) the Company agreed to pay to the CTO severance equal to fifteen months of his base salary in effect as of April 1, 2009, in equal bi-weekly installments over twenty-two and one-half months; (ii) the Company shall pay COBRA benefits to the CTO and his spouse for up to eighteen months; (iii) the Company shall accelerate the vesting of options exercisable for 10,000 of the Company’s Common Stock previously granted to the CTO pursuant to the Company’s 2005 Stock Incentive Plan; and (iv) the Company and the CTO released each other from all claims arising from the CTO’s employment with the Company, subject to certain exceptions.

In April 2009, the Company received a complaint filed in the United States District Court for the Eastern District of Texas Marshall Division for patent infringement naming the Company and nine other Picture Archive Communication System (“PACS”) vendors as defendants. The Company’s exposure to this action, if any, cannot be determined due to the early stage of the litigation. The Company believes that it has meritorious defenses to master all of the claims asserted in the action. No reserves were established on the Company’s potential exposure as of September 30, 2009.

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

  Note 9 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10 and 740-30, previously referred to as SFAS No. 109 “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

  Note 10 - Private Placement

On February 12, 2009 the Company entered into a private placement transaction with various accredited investors.  Pursuant to the purchase agreement entered into in connection with the private placement, the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.31 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible into up to 3,225,806 shares of the Company’s common stock, and bear interest at the rate of 12% per annum compounded on each July 15 and January 15. Upon issuance, the notes had a maturity date of March 26, 2010.  In April 2009, the maturity date of the notes was extended to August 26, 2010.   In addition, purchase agreement includes an interest contingency provision in the event of default in which the interest rate would increase to 24% or the maximum allowable legal rate. Pursuant to the terms of the purchase agreement, the Company issued to the investors three year warrants to purchase up to an additional 5,774,194 of shares of Common Stock. In addition, the Company issued the placement agent warrants to purchase up to 129,032 shares of Common Stock.  As a result, assuming the conversion of all promissory notes and exercise of all warrants, up to 9,129,032 shares of the Company’s Common Stock may be issued. Such an issuance if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions effect a change of control of the Company.  Pursuant to a security agreement entered into between the Company and the purchasers under the private placement and an intercreditor agreement between the Company and the collateral agent for the purchasers, the purchasers were granted a security interest in the Company’s assets that is pari passu to that of the purchasers who are parties to the Securities Purchase Agreement, dated March 26, 2008.  During the nine months ended September 30, 2009, the Company valued the warrants received in the private placement utilizing the Black-Scholes Model and determined the value of the warrants is $1,235,518.  The Company allocated the proceeds to the debt and warrants based on relative fair value.  The relative value of the warrants was $552,676 and was recorded in additional paid in capital with an offsetting adjustment to contra discount against the principal amount of the notes.  The contra discount is being recognized over the term of the notes.   As of September 30, 2009, $227,496 of the discount was charged to earnings.  In addition, the Company determined that the warrant holders are receiving a discount of $.163 per share, which gives rise to a beneficial conversion feature of $525,806 that is being charged to earnings over the term of the note or period of return, if shorter. Based on the value of the warrants and the debt discount the investors received a value of $78,482 in excess of the proceeds, as such this amount was charged to earnings during the nine months ended September 30, 2009.  As of September 30, 2009, $222,367 of the beneficial conversion was charged to earnings.

The obligations under the notes and the security interest created by the security agreement are subordinate and junior in right of payment to the senior lien on the Company’s assets held by Western Commercial Bank in connection with the Company’s existing line of credit.

The Company issued the placement agent for the private placement, Great American Investors (GAI), warrants to purchase 129,032 shares of common stock. The Company valued the warrants utilizing the Black-Scholes Model and determined the value of the warrants is $27,609.   The broker warrants have the same terms as the purchaser warrants.  The Company also paid the placement agent a non-refundable due diligence fee of $5,000 and a cash fee of $40,000.  The Company also agreed to pay the placement agent’s expenses up to $12,500.  The placement agent fee of $40,000 is classified as bond issuance costs and is included in other assets.  The costs and value of the warrants will be recognized over the shorter term of debt or date of conversion.   As of September 30, 2009, $27,439 of the placement agent fee was charged to earnings.

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

On March 26, 2008 the Company completed a private placement of promissory notes and warrants pursuant to a Securities Purchase Agreement (the "Purchase Agreement") with various accredited investors.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $2,775,000. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.55 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The notes are convertible into up to 5,427,273 shares of the Company’s Common Stock, and bear interest at the rate of 8% per annum compounded on each July 15 and January 15.  Upon issuance, the notes had a maturity date of March 26, 2010.  In April 2009, the maturity date of the notes was extended to August 26, 2010.  Pursuant to the terms of the Purchase Agreement, the Company issued to the note holders three year warrants to purchase up to an additional 5,496,646 of shares of Common Stock. In February 2009, the term of the warrants was extended to March 26, 2012.  Assuming the conversion of all promissory notes and exercise of all warrants, up to 10,923,919 shares of the Company’s Common Stock may be issued as a result of the private placement. Such an issuance, if it were to occur, would be highly dilutive to existing shareholders and may, under certain conditions, effect a change of control of the Company. The Company’s obligations under the notes are secured by a security interest in substantially all of the Company’s tangible and intangible assets, pursuant to the terms of a Security Agreement dated March 26, 2008. In addition, the Company entered into a note purchase agreement with Great American Investors (GAI) for the amount of the transaction fees of $210,000.  Pursuant to the terms of an agreement between the Company and GAI, the Company issued warrants to purchase such number of shares of Common Stock equal to the total number of shares of Common Stock which shall be initially issuable upon conversion of the related Note plus an additional 69,375 warrants.  The transfer fee of $210,000 will be recognized over the shorter term of debt or date of conversion based on the effective interest method. As of September 30, 2009, and December 31, 2008 $142,059 and $78,750, respectively, of the transfer fee was charged to earnings.  During the year ended December 31, 2008, the Company valued the warrants issued in the private placement and purchase agreement with GAI utilizing the Black-Scholes Model and determined that the value of the warrants is $1,170,000.  The Company allocated the total proceeds to the debt and warrants based on relative fair value. The relative value of the warrants was $840,000 and was recorded in additional paid in capital with an offsetting adjustment to contra discount against the principal amount of the notes. The contra discount is being recognized over the term of the notes.  As of September 30, 2009, and December 31, 2008 $568,235 and $315,000, respectively, of the value of the warrants was charged to earnings.  In addition, the warrant holders are getting a discount of $.025 per share, which gives rise to a beneficial conversion feature of $133,000 that is being charged to earnings over the period from the date of issuance to the date of which the holder can realize a return.  As of September 30, 2009, and December 31, 2008 $115,679 and $49,875, respectively, of the beneficial conversion was charged to earnings.

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

  Note 11 - New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 805, previously referred to as SFAS No. 141(R), Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. ASC 805 replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. The Company will adopt ASC 805 for future acquisitions beginning January 1, 2009.

In September 2006, the FASB issued ASC 820, previously referred to as SFAS No. 157, “Fair Value Measurements”.  ASC 820 establishes a framework for measuring fair value in accordance with generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. ASC 820 was effective for the Company on January 1, 2008. However, since the issuance of ASC 820, FASB has issued several FASB Staff Position (FSP) to clarify the application of ASC 820 “Fair Value Measurements”. On February 2008, the FASB released ASC 820-10-15, previously discussed in FSP SFAS No. 157-2, “Effective Date of ASC 820”, which delayed the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 2008, the FASB issued ASC 820-10-35, previously discussed in FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of ASC 820 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FASB Staff Position applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC 820, “Fair Value Measurements”. On April 2009, the FASB issued ASC 820-10-65, previously discussed in FSP SFAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance for estimating fair value in accordance with ASC 820, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65 also provides guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively. The adoption of ASC 820 for financial assets and liabilities did not have a material impact on our consolidated financial statements.  The adoption of ASC 820 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued ASC 470 and ASC 825, previously discussed in FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt.  For instruments subject to the scope of ASC 470 and ASC 825, higher interest expense may result through the accretion of the discounted carrying value of the convertible debt instruments to their face amount over their term.  ASC 470 and ASC 825 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required.  Early adoption is not permitted.  As of the date of these consolidated financial statements, we do not have any instruments outstanding that would be subject to ASC 470 and ASC 825, but any instruments that we may issue in the future will be subject to this pronouncement.

In June 2008, the FASB ratified ASC 81, previously discussed in Emerging Issue Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”. This issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC 815 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of Statement of ASC 815-10-15, “Accounting for Derivative Instruments and Hedging Activities”, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of ASC 815-10-15. ASC 81 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6-9 of ASC 815-10-15, for purposes of determining whether the instrument is within the scope of ASC 815, previously discussed in EITF Issue 00-19,  “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. ASC 815-40 is effective for fiscal years beginning after December 15, 2008.  We have concluded that application of ASC 815 does not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued ASC 825, previously discussed in FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded Companies as well as in annual financial statements. ASC 825 also amends ASC 270, previously discussed in APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. ASC 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have concluded that application of ASC 825 does not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued ASC 810, previously referred to SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. ASC 810 is effective beginning December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements. The adoption of ASC 810 did not have a material impact to the Company’s consolidated financial statements.

In January 2009, the FASB issued ASC 325, previously discussed in FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”, which amends the impairment guidance in ASC 325, “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. ASC 3251 retains and emphasizes the other-than-temporary impairment assessment guidance and required disclosures in ASC 320, previously referred to as FASB Statement No. 115, “Accounting for certain Investments in Debt and Equity Securities”. ASC 325 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Currently, there is no impact of the adoption of ASC 325 on the Company’s consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued ASC 320-10-65, previously discussed in FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. ASC 320-10-65 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The adoption of ASC 320-10-65  did not have a material impact to the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, previously referred to as SFAS No. 165, “Subsequent Events”. ASC 855 is intended to establish general standards of the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company during the quarter ended June 30, 2009.

In June 2009, the FASB issued ASC 105, previously referred to as SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This statement replaces SFAS No. 162. This new statement identifies the source of accounting principles and the framework for selecting principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with US GAAP. The pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has reviewed the details of the statement and concluded that changes in codification structure will have no effect on the financial reporting of the Company. The Company adopted the pronouncement for the quarter ended September 30, 2009 and the 10Q filing reflects citations as stated under the codification.

  Note 12 - Subsequent Event

On October 27, 2009, the Company and its former Vice President, Strategic Analysis (“VP”) entered into a Separation Agreement and General Release pursuant to which the VP agreed that, due to management restructuring which resulted in the elimination of the position of Vice President, Strategic Analysis, his employment with the Company was terminated effective November 13, 2009.  The following is brief summary of the material terms of the Separation Agreement: (i) the Company shall pay to VP severance equal to twelve months of his base salary in effect as of October 27, 2009, in equal bi-weekly installments over eighteen months; (ii) the Company shall pay COBRA benefits to the VP and his spouse for up to eighteen months; (iii) the Company shall accelerate the vesting of options exercisable for 10,000 of the Company’s Common Stock previously granted to the VP pursuant to the Company’s 2005 Stock Incentive Plan; and (iv) the Company and the VP released each other from all claims arising from the VP’s employment with the Company, subject to certain exceptions.

On October 27, 2009, the Company provided notice to NYSE Amex LLC (the “Exchange”) that the Company has determined to voluntarily delist its common stock, no par value from the Exchange and deregister its Common Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company’s board of directors has elected to take this action for the following reasons:  (i) the nature and limited extent of the trading in the Common Stock as well as the market value that the public markets are currently applying to the Common Stock; (ii) the direct and indirect costs associated with the preparation and filing of the Company’s periodic reports with the SEC; (iii) the fact that many other typical advantages of being a public company, including enhanced access to capital and the ability to use equity securities to acquire other businesses, are not currently sufficiently available to the Company to an extent that would justify such costs.

In addition to the significant time and cost savings resulting from termination of the registration of the Company’s Common Stock under the Exchange Act, the board of directors believes that this action will allow the Company’s management to focus its attention and resources on building longer-term enterprise value.

On September 24, 2009, the Company received notice from the Exchange that the Company does not meet one of the Exchange’s continued listing standards as set forth in Part 10 of the NYSE Amex LLC Company Guide (the “Company Guide”). The notice received from the Exchange stated that the Company is not in compliance with Section 1003(a)(iv) of the Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the Exchange by October 26, 2009, addressing how it intends to regain compliance with Section 1003(a)(iv) of the Company Guide by March 24, 2010. Because the Company intends to deregister under the Exchange Act, the Company did not submit such a plan to the Exchange.

The Company filed a notification of removal from listing on the Exchange on Form 25 with the Securities and Exchange Commission (the “SEC”) on November 6, 2009. The withdrawal of the Company’s Common Stock from listing on the Exchange was effective November 16, 2009, upon which the Company’s common stock commencing being quoted on the Pink Sheets. The Company intends to terminate the registration of its Common Stock under the Exchange Act following the completion of a 101-to-1 reverse stock split in accordance with SEC rules.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 20, 2009. The Company is not aware of any significant events, except as noted above, that occurred subsequent to the balance sheet date but prior to the filing of this Report that would have a material impact on its Consolidated Financial Statements.

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

ASPYRA operates in one business segment determined in accordance with ASC 280, previously referred to as SFAS No. 131, and generates revenues primarily from the sale of its Clinical and Diagnostic Information Systems, which includes the license of proprietary application software, and may include the sale of servers and other hardware components to be integrated with its application software. In connection with its sales of its products, the Company provides implementation services for the installation, integration, and training of end users’ personnel. The Company also generates sales of ancillary software and hardware, to its customers and to third parties. We recognize these revenues under system sales in our financial statements.  The Company also generates recurring revenues from the provision of comprehensive post-implementation services to its customers, pursuant to extended service agreements. We recognize these revenues under service revenues in our financial statements.  This service relationship is an important aspect of our business, as the Company’s products are “mission critical” systems that are used by healthcare providers, in most cases, 24 hours per day and 7 days per week.  In order to retain this service relationship we must keep our products current for competitive, clinical, diagnostic, and regulatory compliance.  Enhancements to our products in the form of software upgrades are an integral part of our business model and are included as a contract obligation in our warranty and extended service agreements.  In order to generate such revenue opportunities our investment in software enhancements is significant and is a key component of our ongoing support obligations.

Because of the nature of our business, ASPYRA makes significant investments in research and development for new products and enhancements to existing products. Historically, ASPYRA has funded its research and development programs through cash flow primarily generated from operations. Management anticipates that future expenditures in research and development will continue at current levels.

Aspyra incurred a net loss applicable to common shareholders of $1,720,990 or basic and diluted loss per share of $0.11 for the quarter ended September 30, 2009 as compared to a net loss applicable to common shareholders of $719,462 or basic and diluted loss per share of $0.06 for the quarter ended September 30, 2008.  For the nine months ended September 30, 2009, the Company incurred a net loss applicable to common shareholders of $4,789,016 or basic and diluted loss per share of $0.35 as compared to a net loss applicable to common shareholders of $3,114,145 or basic and diluted loss per share of $0.25 for the same period of fiscal 2008.

The operating losses incurred by the Company during the three and nine months ended September 30, 2009 were attributable to a decrease in sales compared to the same periods in 2008, partially offset by lower costs as a result of actions taken in 2008  to reduce personnel and other expenses. The results are more fully discussed in the following section “Results of Operations”.

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

This management’s discussion and analysis compares the results of operation for the three and nine months ended September 30, 2009 with the three and nine months ended September 30, 2008.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Revenues:
System sales	14.2%	21.6%	16.0%	23.3%
Service revenues	85.8	78.4	84.0	76.7
Total revenues	100.0	100.0	100.0	100.0
Cost of products and services sold:
System sales	29.2	21.4	27.6	25.2
Service revenues	33.2	27.3	29.3	27.8
Total cost of products and services	62.4	48.7	56.9	53.0

Gross profit	37.6	51.3	43.1	47.0

Operating expenses:
Selling, general and administrative	78.0	64.2	76.4	68.4
Research and development	15.8	18.1	22.6	20.6
Total operating expenses	93.8	82.3	99.0	89.0

Operating loss	(56.2)	(31.0)	(55.9)	(42.0)

Loss before provision for income taxes	(82.7)	(33.1)	(77.6)	(46.8)
Provision for income taxes	—	—	—	—

Net loss	(82.7)	(33.1)	(77.6)	(46.8)
Deemed Dividend	(12.5)	—	(3.8)	—

Net loss applicable to common shareholders	(95.2)	(33.1)	(81.4)	(46.8)

Revenues

Sales for the quarter ended September 30, 2009 were $1,807,499, as compared to $2,175,753 for the quarter ended September 30, 2008, an overall decrease of $368,254 or 16.9%. For the nine months ended September 30, 2009, sales decreased to $5,878,409, as compared to $6,657,125 for the comparable nine-month period ended September 30, 2008, an overall decrease of $778,716 or 11.7%.

When analyzed by revenue category for the quarter and nine-month period ended September 30, 2009, sales of Clinical Information Systems (CIS) and Diagnostic Information Systems (DIS) decreased by $213,172 or 45.4% and $612,438 or 39.5%, respectively.  For the quarter and nine-month period ended September 30, 2009, service revenues decreased by $155,082 or 9.1% and $166,278 or 3.3%.  The Company continues to show a decrease in sales of DIS products primarily attributable to the reduction in sales through the Company’s distributors and channel partners.  Additionally, due to market conditions, there has been a slowing of sales cycles.  Management continues to believe that the importance of imaging technologies such as the Company’s Radiology Information System (“RIS”) / Picture Archive Communication System (“PACS”) products justifies them as an investment by end users to improve efficiencies.

The decrease in service revenues for the quarter and nine-month period is primarily attributable to decreasing level of post-implementation services provided.  If and when the Company’s installed base of CIS and DIS installations increases, then service revenues would be expected to increase as well.

Sales cycles for CIS and DIS products are generally lengthy and on average exceed six months from inception to closure.  Because of the complexity of the sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.  Furthermore, market conditions have also affected the length of the sales cycle.  Additionally, the Company has been primarily reliant on distributors and channel partners for the sales of its diagnostic systems and has been subject to inconsistent flow of orders.  ASPYRA’s sales force is now focusing on a direct sales model for the diagnostic system products to supplement the distribution and channel network so that the Company will be less reliant on third parties for the sale of its diagnostic systems.  ASPYRA has completed new versions of its laboratory and radiology information systems products, as well as its AccessRAD RIS/ PACS, which it has begun marketing.

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

Costs of products and services sold

Cost of products and services sold increased by $68,742 or 6.5% for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008. Cost of products and services sold decreased by $187,297 or 5.3% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  For the quarter, the overall increase in cost of sales was primarily attributable to an increase in labor costs of $10,741 or 1.8%, an increase in material costs of $51,668 or 92.6% and an increase in other costs of sales of $6,333 or 1.6%.  For the nine-month period, the overall decrease in cost of sales was primarily attributable to a decrease in labor costs of $164,396 or 8.6%, a decrease in material costs of $3,583 or 1.0%, and a decrease in other costs of sales of $19,318 or 1.5%. The decrease in labor costs and other costs of sales was primarily attributable to reduction of personnel and overhead.  The decrease in material costs was attributable to the decrease in system sales requiring hardware.

For the quarter and nine months ended September 30, 2009, cost of products and services sold as a percentage of sales was 62% and 57%, as compared to 49% and 53% for the quarter and nine months ended September 30, 2008. The overall percentage increase in cost of sales, as a percentage of sales, was primarily attributable to reduction in revenues as described above.  Management believes the gross profit margin will improve in the remainder of fiscal 2009; however, the Company could experience quarterly variations in gross margin as a result of the factors discussed above.

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by $12,434 or 0.9% for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008. For the nine months ended September 30, 2009, selling, general, and administrative expenses decreased by $57,382 or 1.3%, as compared to the nine months ended September 30, 2008.

For the quarter ended September 30, 2009, the increase in selling, general, and administrative expenses was primarily related to the increases in salaries of approximately $132,000 and legal and accounting expense of $28,000, which was partially offset by decreases of approximately $58,000 in SFAS 123(R) stock compensation expense, recruitment expense of $18,000, advertising expense of $36,000, and rent expense of $34,000 compared to the same period in fiscal 2008.

 For the nine-month period, the reduction of expenses was primarily attributable to decreases of approximately $220,000 in SFAS 123(R) stock compensation expense, consulting expense of $128,000, $123,000 in recruitment fees, $48,000 in stock administration expense, $37,000 in advertising expense and $111,000 in legal and accounting expenses, which were partially offset by an increase of $587,000 related to salaries and $20,000 in travel expense compared to the same period in fiscal 2008. Management continues to evaluate cost reductions in some of its selling, general and administrative expenses while it also continues to plan further investment in its marketing programs.

Research and development expenses

For the quarter and nine months ended September 30, 2009, research and development expenses decreased $107,391 or 27.3% and $44,197 or 3.2%, respectively, as compared to the quarter and nine months ended September 30, 2008. The decrease was primarily attributable to decreases in salaries of personnel in product development.  Current development expenses were attributable to the development of AccessRAD, the RIS/PACS solution that integrates the Company’s CyberRAD radiology information system with its AccessNET PACS system, and enhancements and new modules for the Company’s CIS and DIS products.  For the quarter ended September 30, 2009 and 2008, the Company’s capitalized software costs were $116,424 and $155,767, respectively, which are generally amortized over the estimated useful life not to exceed five years.  For the nine months ended September 30, 2009 and 2008, the Company’s capitalized software costs were $315,488 and $443,854, respectively, which are generally amortized over the estimated useful life not to exceed five years.

Interest and other income

Interest and other income was $878 and $4,727 for the quarter and nine months ended September 30, 2009 as compared to $179,104 and $199,011 for the quarter and nine months ended September 30, 2008 due to the settlement of an outstanding notes payable, which was recorded in other income during the quarter ended September 30, 2008.

Interest expense

Interest expense was $479,905 and $1,282,838 for the quarter and nine months ended September 30, 2009 as compared to $223,710 and $517,160 for the quarter and nine months ended September 30, 2008.  The increase was primarily due to the increased average level of borrowings during the current quarter and nine month period as compared to the same periods of fiscal 2008.

Net loss

As a result of the factors discussed above, the Company incurred a net loss applicable to common shareholders of $1,720,990 or basic and diluted loss per share of $0.11 for the quarter ended September 30, 2009 as compared to a net loss applicable to shareholders of $719,462 or basic and diluted loss per share of $0.06 for the quarter ended September 30, 2008.  For the nine months ended September 30, 2009, the Company incurred a net loss applicable to common shareholders of $4,789,016 or basic and diluted loss per share of $0.35 as compared to a net loss applicable to common shareholders of $3,114,145 or basic and diluted loss per share of $0.25 for the same period of fiscal 2008.

Liquidity and Capital Resources

Historically, the Company’s primary need for capital has been to invest in software development, and in computers and related equipment for its internal use.  The Company invested $315,488 and $443,854, respectively, in software development during the nine months ended September 30, 2009 and 2008.  These expenditures related to investment in the Company’s new RIS/PACS integrated system, AccessRAD, enhancements to AccessNET, the new browser version of the Company’s LIS product, CyberLAB, and other product enhancements. The Company anticipates expending additional sums during fiscal 2009 on product enhancements to all its products and the further development of AccessRAD.  During the nine months ended September 30, 2009, the Company invested an aggregate of $34,981 in fixed assets primarily consisting of computers and software, as compared to an investment of $19,501 in fixed assets primarily consisting of computers and software in the quarter ended September 30, 2008.

As of September 30, 2009, the Company’s working capital amounted to a deficit of $8,367,049 as compared to a deficit of $3,874,415 as of December 31, 2008.

On March 26, 2008 the Company entered into a private placement transaction with various investors in the Company, whereby the investors purchased promissory notes from the Company in the principal amount of $2,775,000 and mature on August 26, 2010. In addition to the 2008 private placement transaction, the Company entered into a note purchase agreement with Great American Investors for the amount of the transaction fees of $210,000 that matures on August 26, 2010.

As described in more detail below, on February 12, 2009 the Company entered into a Note Purchase Agreement with various current and new investors.  Under the terms of the private placement, the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000 together with warrants executable for additional shares of Common Stock. The notes mature on August 26, 2010.

On March 31, 2009, the Company executed agreements renewing its revolving line of credit in the aggregate amount of $1,300,000.  The revolving line of credit is secured by the Company’s accounts receivable and inventory and matures on May 27, 2010.  The revolving line of credit is subject to certain covenants including revised financial covenants. At September 30, 2009, the balance outstanding on the Company’s revolving line of credit was $924,965.  As of September 30, 2009, the Company was not compliant with some of the covenants, but had obtained a waiver.  If the Company does not raise additional capital in the fourth quarter, the Company may not be in compliance with its covenants at December 31, 2009.  Advances under the revolving line of credit are on a formula based on eligible accounts receivable and inventory balances. This revolving credit line will need to be renewed prior to its maturity.  In the event the Company is not able to renew its revolving line of credit it would have a material adverse effect on the Company’s financial condition and liquidity.

Cash used in operating activities was $1,611,124 for the nine months ended September 30, 2009, compared to cash used in operating activities of $1,358,253 for the nine months ended September 30, 2008.  The increase in cash used for operating activities was primarily attributable to the net loss and the net change in receivables, prepaid expenses and other assets which was partially offset by the change in deferred service contract income, deferred revenue on system sales, accrued liabilities along with increased amortization of capitalized software and warrant discount and beneficial conversion amortization.

Net cash used in investing activities totaled $350,469 for the nine months ended September 30, 2009, compared to $463,355 used in investing activities during the same period of 2008.  The change was primarily the result of a decrease in investment in fixed assets and software capitalization costs compared to the same period of 2008.

Cash provided by financing activities amounted to $1,757,718 during the nine months ended September 30, 2009 compared to cash provided by financing activities of $2,209,564 in the same period of 2008.  The decrease was primarily attributable to the Company completing a private placement transaction in the principal amount of $2,775,000 in March 2008 as compared to the private placement described below in the principal amount of $1,000,000 on February 12, 2009, partially offset by the payments on notes payable and forgiveness of debt in the nine months ended September 30, 2008.

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

On February 12, 2009 the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with various accredited investors.  Pursuant to the Purchase Agreement, the investors purchased secured promissory notes from the Company in the principal amount of $1,000,000. The notes are convertible up to 3,225,806 shares of the Company’s Common Stock at a conversion price of $0.31 per share, and bear interest at the rate of 12% per annum compounded on each July 15 and January 15.  Upon issuance, the notes had a maturity date of March 26, 2010, In April 2009, the maturity date of the notes was extended to August 26, 2010. Pursuant to the terms of the Purchase Agreement, the Company issued three year warrants to purchase up to 5,774,194 of shares of Common Stock with an exercise price of $0.31 per share. In addition, the Company issued the placement agent warrants to purchase up to 129,032 shares of Common Stock with an exercise price of $0.31 per share.  As a result, assuming the conversion of all promissory notes and exercise of all warrants, up to 9,129,032 shares of the Company’s Common Stock may be issued.  Such an issuance if it were to occur, would be highly dilutive of existing shareholders and may, under certain conditions effect a change of control of the Company.

From June 17, 2009 through June 26, 2009, the Company temporarily reduced the exercise price of all outstanding warrants (“Warrants”), to $0.15 (the “Special Warrant Offer”).  In response to the Special Warrant Offer, the Company received an aggregate of $690,395.85 (the “Funds”) from holders (the “Holders”) of the Warrants seeking to exercise an aggregate of 4,602,639 Warrants.  From July 13, 2009, through July 20, 2009, the Company entered into a series of identical letter agreements (the “Letter Agreements”) with the Holders. Pursuant to the Letter Agreements, the parties agreed that the Funds, in the aggregate amount of $690,395.85 will be deemed loans (the “Loans”) to the Company, until such time as Shareholder Approval (defined below) is obtained. Pursuant to the Letter Agreements, the Company agreed to obtain shareholder approval, and have such shareholder approval become effective in accordance with applicable law (including, without limitation, Section 14 of the Securities Exchange Act of 1934, as amended) (the “Shareholder Approval”), by October 31, 2009, for the Special Warrant Offer, and the issuance of shares of the Company’s common stock in accordance therewith. Shareholder Approval was obtained prior to October 31, 2009 and therefore the funds were deemed an exercise of the Special Warrant Offer.  The Company issued shares of its common stock in accordance therewith, and no interest or other payments were due on the Loans.

We expect to incur negative cash flows and net losses for the foreseeable future. Based upon our current plans, we believe that our existing cash reserves will not be sufficient to meet our current liabilities and other obligations as they become due and payable.  As of September 30, 2009, our average monthly cash usage is approximately $265,000.  Accordingly, we need to seek to obtain additional debt or equity financing through a public or private placement of shares of our preferred or common stock, through a public or private financing, or obtain a credit facility with a lender.  However, the Company has a detailed contingent strategic plan which outlines short and long term plans to improve its operations.  If by the end of the year, revenues are not at the level anticipated, the Company would implement significant cost cutting measures in the fourth quarter.  Our ability to meet such obligations will depend on our ability to sell securities, borrow funds, reduce operating costs, or some combination thereof.  We may not be successful in obtaining necessary financing on acceptable terms, if at all.  The sale of additional convertible debt securities or additional equity securities could result in additional dilution to our stockholders.  The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financial covenants that would restrict our operations.  In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.  Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may from time to time, evaluate acquisitions of other businesses, applications or technologies.  As of September 30, 2009, we had negative working capital of $8,367,049 and accumulated deficit of $23,345,528.  Cash used in operations for the nine months ended September 30, 2009 was $1,611,124.  As a result of these conditions, there is substantial doubt about our ability to continue as a going concern.  The financial statements filed as part of this Quarterly Report on Form 10-Q does not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory

The Company’s inventory is comprised of a current inventory account that consists of items that are held for resale and a long-term inventory account that consists of items that are held for repairs and replacement of hardware components that are serviced by the Company under long-term Extended Service Agreements with some of its customers.  Current inventory is valued at the lower of cost to purchase or the current estimated market value of the inventory items.  Inventory is evaluated on a continual basis and adjustments to recorded costs are made based on management’s estimate of future sales value, or in the case of the long-term component inventory, on management’s estimation of the usage of specific inventory items and net realizable value.  Management reviews inventory quantities on hand and makes a determination of the excess or obsolete items in the inventory, which, are specifically reserved.  In addition, adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.  At September 30, 2009, the inventory reserve was approximately $151,989.

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The accounts receivable balance at September 30, 2009 was $1,147,534, net of an allowance for doubtful accounts of approximately $50,830.

Revenue Recognition

Revenues are derived primarily from the sale of CIS and DIS products and the provision of services.  The components of the system sales revenues are the licensing of computer software, installation, and the sale of computer hardware and sublicensed software. The components of service revenues are software support and hardware maintenance, training, and implementation services.  The Company recognizes revenue in accordance with ASC 605 previously discussed in the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements.”  ASC 605 generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements.  The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately and specifically defined in a quotation or contract.  Deferred revenue related to CIS and DIS sales are comprised of deferrals for license fees, hardware, and other services for which the implementation has not yet been completed and revenues have not been recognized.  Revenues are presented net of discounts.   At September 30, 2009 deferred revenue was $920,242.

Post-implementation software and hardware maintenance services are marketed under monthly, quarterly and annual arrangements and are recognized as revenue ratably over the contracted maintenance term as services are provided.  The Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to customers, the professional services portion of the arrangement (other than installation services) based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense of software based on the prices for these elements when they are sold separately from the software.  At September 30, 2009, deferred service contract income was $2,022,222.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product, not to exceed five years.  For the nine months ended September 30, 2009 and 2008, the Company capitalized $315,488 and $443,854, respectively.  At September 30, 2009, the balance of capitalized software costs was $2,682,570, net of accumulated amortization of $1,259,529.

Intangible Assets

Intangible assets, with definite and indefinite lives, consist of acquired technology, customer relationships, channel partners, and goodwill.  They are recorded at cost and are amortized, except goodwill, on a straight-line basis based on the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from four to 15 years.

In accordance with ASC 350, previously referred to as SFAS No. 142, goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. The determination of fair value and the impairment are based on a combination of a market and income valuation approach that are based on an analysis of the market prices of comparable publicly traded companies and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates  The use of different estimates or assumptions could produce different results. As of September 30, 2009, our net book value (i.e., shareholders’ equity) was approximately $4.2 million. However, as of the market close on November 18, 2009 our market capitalization was approximately $2.1 million. This fact, along with other factors used in the determination of fair value, such as the year to date net loss and continued negative cash flow from operations, may lead to potential impairment of goodwill in the fourth quarter, which we are in the process of analyzing.  In accordance with ASC 360, previously referred to as SFAS No. 144, Accounting for Impairment of Long-Lived Assets, management reviews definite life intangible assets to determine if events or circumstances have occurred which may cause the carrying values of intangible assets to be impaired. The purpose of these reviews is to identify any facts or circumstances, either internal or external, which may indicate that the carrying value of the assets may not be recoverable. The Company recorded a goodwill impairment of $ 576,434 as of December 31, 2008. No additional events have occurred since the impairment review as of December 31, 2008, that was not already considered in the evaluation.

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

Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 505 and 718 previously referred to as SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505 and 718. Results for prior periods have not been restated.

ASC 505 and 718 requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that in many cases are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate may significantly impact the grant date fair value resulting in a significant impact to our financial results.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10 and 740-30 previously referred to as SFAS No. 109 “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  The Company has evaluated the net deferred tax asset taking into consideration operating results and determined that a full valuation allowance should be maintained.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 805, previously referred to as SFAS No. 141(R), Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. ASC 805 replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. The Company will adopt ASC 805 for future acquisitions beginning January 1, 2009.

In September 2006, the FASB issued ASC 820, previously referred to as SFAS No. 157, “Fair Value Measurements”,. ASC 820 establishes a framework for measuring fair value in accordance with generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. ASC 820 was effective for the Company on January 1, 2008. However, since the issuance of ASC 820, FASB has issued several FASB Staff Position (FSP) to clarify the application of ASC 820 “Fair Value Measurements”.  On February 2008, the FASB released ASC 820-10-15, previously discussed in FSP SFAS No. 157-2, “Effective Date of ASC 820”, which delayed the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 2008, the FASB issued ASC 820-10-35, previously discussed in FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of ASC 820 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FASB Staff Position applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC 820, “Fair Value Measurements”. On April 2009, the FASB issued ASC 820-10-65, previously discussed in FSP SFAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance for estimating fair value in accordance with ASC 820, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65 also provides guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively. The adoption of ASC 820 for financial assets and liabilities did not have a material impact on our consolidated financial statements.  The adoption of ASC 820 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued ASC 470 and ASC 825, previously discussed in FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt.  For instruments subject to the scope of ASC 470 and ASC 825, higher interest expense may result through the accretion of the discounted carrying value of the convertible debt instruments to their face amount over their term.  ASC 470 and ASC 825 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required.  Early adoption is not permitted.  As of the date of these consolidated financial statements, we do not have any instruments outstanding that would be subject to ASC 470 and ASC 825, but any instruments that we may issue in the future will be subject to this pronouncement.

In June 2008, the FASB ratified ASC 81, previously discussed in Emerging Issue Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”. This issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC 815 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of Statement of ASC 815-10-15, “Accounting for Derivative Instruments and Hedging Activities”, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of ASC 815-10-15. ASC 81 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6-9 of ASC 815-10-15, for purposes of determining whether the instrument is within the scope of ASC 815, previously discussed in EITF Issue 00-19,  “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. ASC 815-40 is effective for fiscal years beginning after December 15, 2008.  We have concluded that application of ASC 815 does not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued ASC 825, previously discussed in FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded Companies as well as in annual financial statements. ASC 825 also amends ASC 270, previously discussed in APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. ASC 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have concluded that application of ASC 825 does not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued ASC 810, previously referred to SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. ASC 810 is effective beginning December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements. The adoption of ASC 810 did not have a material impact to the Company’s consolidated financial statements.

In January 2009, the FASB issued ASC 325, previously discussed in FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”, which amends the impairment guidance in ASC 325, “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. ASC 3251 retains and emphasizes the other-than-temporary impairment assessment guidance and required disclosures in ASC 320, previously referred to as FASB Statement No. 115, “Accounting for certain Investments in Debt and Equity Securities”. ASC 325 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Currently, there is no impact of the adoption of ASC 325 on the Company’s consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued ASC 320-10-65, previously discussed in FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. ASC 320-10-65 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The adoption of ASC 320-10-65  did not have a material impact to the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, previously referred to as SFAS No. 165, “Subsequent Events”. ASC 855 is intended to establish general standards of the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company during the quarter ended June 30, 2009.

In June 2009, the FASB issued ASC 105, previously referred to as SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This statement replaces SFAS No. 162. This new statement identifies the source of accounting principles and the framework for selecting principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with US GAAP. The pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has reviewed the details of the statement and concluded that changes in codification structure will have no effect on the financial reporting of the Company. The Company adopted the pronouncement for the quarter ended September 30, 2009 and the 10Q filing reflects citations as stated under the codification.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

During the quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.                      Legal Proceedings

None.

Item 2.                      Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission Of Matters To A Vote Of Security Holders.

On July 20, 2009, the Company obtained written stockholder consent of the holders of 7,186,023 shares of common stock, representing approximately 58% of 12,437,150 outstanding shares, for the temporary reduction in the exercise price of the Company’s outstanding warrants to purchase shares of the Company’s common stock, to $0.15 per share, in effect from June 17, 2009 through June 26, 2009, and the issuance of shares of the Company’s common stock in accordance therewith. The stockholder consent became effective on August 24, 2009, 20 days after the mailing of an information statement to the Company’s shareholders.

Item 5.                      Other Information.

None.

Item 6. Exhibits.

Exhibit No.		Description

3.1	(1)	Restated Articles of Incorporation, as amended.

3.2	(2)	Amendment to the Restated Articles of Incorporation filed with the Secretary of the State of California on November 21, 2005.

3.3	(1)	By-Laws, as amended.

10.1	(3)	Note Purchase Agreement dated as of January 28, 2008

10.2	(3)	Security Agreement dated as of January 28, 2008

10.3	(4)	Agreement dated February 25, 2008 by and between Aspyra, Inc. and James Zierick

10.4	(5)	Note Purchase Agreement dated as of March 13, 2008

10.5	(5)	Security Agreement dated as of March 13, 2008

10.6	(6)	Securities Purchase Agreement dated as of March 26, 2008

10.7	(6)	Form of Note

10.8	(6)	Form of Warrant

10.9	(6)	Registration Rights Agreement dated as of March 26, 2008

10.10	(6)	Security Agreement dated as of March 26, 2008

10.11	(7)	Securities Purchase Agreement dated as of February 12, 2009

10.12	(7)	Form of Note

10.13	(7)	Form of Warrant

10.14	(7)	Intercreditor Agreement dated as of February 12, 2009

10.15	(7)	Security Agreement dated as of February 12, 2009

10.16	(8)	Business Loan Agreement

10.17	(8)	Separation Agreement and General Release, dated as of April 1, 2009 by and between Aspyra, Inc. and Bruce M. Miller.

10.18	(9)	Separation Agreement and General Release, dated as of October 27, 2009 by and between Aspyra, Inc. and James R. Helms.

10.19	(10)	Sublease, dated June 25, 2009, between the Company and Standard Pacific Corp.

10.20	(10)	Lease Termination Agreement, dated July 6, 2009, between the Company and Arden Realty Limited Partnership

10.21	(11)	Form of Letter Agreement between the Company and warrant holder

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

____________________
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265, and incoporated herein by reference.

(2)
Included as an Annex to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC File No. 333-128795, and incoporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008, and incoporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008, and incoporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2008, and incoporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2008, and incoporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2009, and incoporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009, and incoporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2009, and incoporated herein by reference.

(10) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2009, and incorporated herein by reference.

(11) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009, and incorporated herein by reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPYRA, INC.

Date: November 20, 2009	/s/ Rodney W. Schutt
Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2009	/s/ Anahita Villafane
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Restated Articles of Incorporation, as amended.

3.2	(2)	Amendment to the Restated Articles of Incorporation filed with the Secretary of the State of California on November 21, 2005.

3.3	(1)	By-Laws, as amended.

10.1	(3)	Note Purchase Agreement dated as of January 28, 2008

10.2	(3)	Security Agreement dated as of January 28, 2008

10.3	(4)	Agreement dated February 25, 2008 by and between Aspyra, Inc. and James Zierick

10.4	(5)	Note Purchase Agreement dated as of March 13, 2008

10.5	(5)	Security Agreement dated as of March 13, 2008

10.6	(6)	Securities Purchase Agreement dated as of March 26, 2008

10.7	(6)	Form of Note

10.8	(6)	Form of Warrant

10.9	(6)	Registration Rights Agreement dated as of March 26, 2008

10.10	(6)	Security Agreement dated as of March 26, 2008

10.11	(7)	Securities Purchase Agreement dated as of February 12, 2009

10.12	(7)	Form of Note

10.13	(7)	Form of Warrant

10.14	(7)	Intercreditor Agreement dated as of February 12, 2009

10.15	(7)	Security Agreement dated as of February 12, 2009

10.16	(8)	Business Loan Agreement

10.17	(8)	Separation Agreement and General Release, dated as of April 1, 2009 by and between Aspyra, Inc. and Bruce M. Miller.

10.18	(9)	Separation Agreement and General Release, dated as of October 27, 2009 by and between Aspyra, Inc. and James R. Helms.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

____________________
(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-18 dated September 22, 1983, SEC File No. 2- 85265.

(2)	Included as an Annex to the joint proxy statement/prospectus that is part of the Company’s Registration Statement on Form S-4, originally filed on October 3, 2005, SEC File No. 333-128795.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2008.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2008.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2009.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2009.

*	Filed herewith.